Form 10-Q
period 1996-06-15
SHOPKO STORES INC
filed 1996-07-22
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 15, 1996

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------
Commission file number 1-10876
                       -------

                              SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)


       Minnesota                                          41-0985054
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

700 Pilgrim Way, Green Bay, Wisconsin                         54304
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (414) 497-2211
                                                  ------------------------------
Former name, former address and former fiscal year, if changed since last report:

 N/A
- - --------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of June 15, 1996 is as follows:



        Title of Each Class            Shares Outstanding
        -------------------            ------------------
        Common Shares                  32,078,280

        Exhibit Index                  Page 1 of Page 19
        on Page 14

                              SHOPKO STORES, INC.

                                   FORM 10-Q

                      FOR THE 16 WEEKS ENDED JUNE 15, 1996

                                     INDEX

                                                                         Page
                                                                         ----
Part I   Item 1 -  Financial Statements

                   Consolidated Statements of Earnings for the 16 weeks   3
                   ended June 15, 1996 and June 17, 1995

                   Consolidated Balance Sheets as of June 15,             4
                   1996, June 17, 1995 and February 24, 1996

                   Consolidated Statements of Cash Flows for the 16       5
                   weeks ended June 15, 1996 and June 17, 1995

                   Consolidated Statements of Shareholders' Equity for    6
                   the 16 weeks ended June 15, 1996 and for the
                   year ended February 24, 1996

                   Notes to Consolidated Financial Statements            7-8

          Item 2 - Management's Discussion and Analysis of Financial     9-12
                   Condition and Results of Operations

Part II   Item 6 - Exhibits and Reports on Form 8-K                      13

          Signatures                                                     13

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS


- - -----------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                     First Quarter (16 Weeks) Ended
- - -----------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                      June 15,        June 17,      % Increase
                                                        1996            1995        (Decrease)
- - -----------------------------------------------------------------------------------------------
                                                            (UNAUDITED)
Revenues:
   Net sales                                        $   610,911     $   560,472        9.0
   Licensed department rentals and other income           3,831           4,382
                                                    -----------     -----------
                                                        614,742         564,854        8.8
Costs and expenses:
   Cost of sales                                        464,520         417,113
   Selling, general and administrative expenses         113,388         110,310
   Depreciation and amortization expenses                17,827          17,565
                                                    -----------     -----------
                                                        595,735         544,988        9.3

Income from operations                                   19,007          19,866       (4.3)
Interest expense                                          9,522          11,025
                                                    -----------     -----------
Earnings before income taxes                              9,485           8,841        7.3
Provision for income taxes                                3,726           3,473
                                                    -----------     -----------
Net earnings                                        $     5,759     $     5,368        7.3
                                                    ===========     ===========

Net earnings per common share                       $      0.18     $      0.17
                                                    ===========     ===========
Weighted average number of common shares
   outstanding                                           32,020          32,005




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


- - -----------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                     First Quarter as of        Fiscal Year End
- - -----------------------------------------------------------------------------------------------------
(In thousands)
                                                           June 15,      June 17,      February 24,
ASSETS                                                       1996          1995           1996
- - -----------------------------------------------------------------------------------------------------
                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                              $  118,014    $   23,144     $   89,469
  Receivables, less allowance for losses of
     $3,644, $2,592 and $3,212, respectively                 44,834        37,763         55,514
  Merchandise inventories                                   343,969       356,366        322,433
  Other current assets                                       18,031        16,235          8,775
                                                         ----------    ----------     ----------
     Total current assets                                   524,848       433,508        476,191

Other assets and deferred charges                            24,738        23,344         24,621

Property and equipment at cost:
  Land                                                      107,917       108,342        107,915
  Buildings                                                 481,220       464,421        479,124
  Equipment                                                 293,412       285,321        286,763
  Leasehold improvements                                     49,636        51,305         49,306
  Property under construction                                 5,984         2,701         10,585
  Property under capital leases                              21,968        17,539         21,968
                                                         ----------    ----------     ----------
                                                            960,137       929,629        955,661
Less accumulated depreciation and amortization:
  Property and equipment                                    348,182       311,677        331,541
  Property under capital leases                               7,749         6,210          6,972
                                                         ----------    ----------     ----------
     Net property and equipment                             604,206       611,742        617,148
                                                         ----------    ----------     ----------
     Total assets                                        $1,153,792    $1,068,594     $1,117,960
                                                         ==========    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - -----------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable - trade                               $  183,294    $  139,941     $  144,638
  Accrued compensation and related taxes                     23,002        21,818         25,290
  Accrued other liabilities                                  63,270        57,397         72,943
  Accrued income and other taxes                             21,407        20,990         16,797
  Current portion of long-term obligations                    1,090           755          1,127
                                                         ----------    ----------     ----------
    Total current liabilities                               292,063       240,901        260,795

Long-term obligations                                       415,026       413,382        415,138
Deferred income taxes                                        22,729        18,709         20,396
Shareholders' equity:
  Common stock                                                  321           320            320
  Additional paid-in capital                                243,954       242,843        242,843
  Retained earnings                                         179,699       152,439        178,468
                                                         ----------    ----------     ----------
     Total shareholders' equity                             423,974       395,602        421,631
                                                         ----------    ----------     ----------
     Total liabilities and shareholders' equity          $1,153,792    $1,068,594     $1,117,960
                                                         ==========    ==========     ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


- - -------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries           Year to Date (16 weeks) Ended
- - -------------------------------------------------------------------------------
(In thousands)
                                                    June 15,      June 17,
                                                      1996          1995
- - -------------------------------------------------------------------------------
                                                          (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                      $   5,759     $   5,368
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                     17,827        17,565
    Provision for losses on receivables                   57            21
    Gain on sale of property and equipment                          (1,031)
    Deferred income taxes                              1,563         1,615
    Change in assets and liabilities:
     Receivables                                      10,623         4,283
     Merchandise inventories                         (21,536)       44,257
     Other current assets                             (8,486)       (3,108)
     Other assets                                       (478)         (768)
     Accounts payable                                 38,656        (9,352)
     Accrued liabilities                              (3,830)      (16,220)
- - -------------------------------------------------------------------------------

     Net cash provided by operating activities        40,155        42,630
- - -------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                  (4,476)      (11,196)
 Proceeds from the sale of property and equipment                    1,386
- - -------------------------------------------------------------------------------

     Net cash (used in) investing activities          (4,476)       (9,810)
- - -------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in short-term debt                                         (15,000)
 Proceeds from the sale of common stock
    under option plans                                   100
 Dividend payment                                     (7,050)       (7,041)
 Reduction in capital lease obligations                 (184)         (233)
- - -------------------------------------------------------------------------------

     Net cash (used in) financing activities          (7,134)      (22,274)
- - -------------------------------------------------------------------------------

Net increase in cash and cash equivalents             28,545        10,546
Cash and cash equivalents at beginning of year        89,469        12,598
- - -------------------------------------------------------------------------------

Cash and cash equivalents at end of first quarter  $ 118,014     $  23,144
===============================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Restricted stock issued                        $   1,012


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

- - ----------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
- - ----------------------------------------------------------------------------
(In thousands, except per share data)


                                      Common Stock       Capital in
                                    ----------------     Excess of  Retained
                                    Shares    Amount     Par Value  Earnings
- - -----------------------------------------------------------------------------
BALANCES AT FEBRUARY 25, 1995       32,005   $   320    $242,843    $154,112

Net earnings                                                          38,439

Cash dividend declared on common
   stock - $0.44 per share                                           (14,083)
                                   -----------------------------------------
BALANCES AT FEBRUARY 24, 1996       32,005       320     242,843     178,468

Sale of common stock under
  option plans                           8                   100

Issuance of restricted stock            65         1       1,011      (1,012)

Restricted stock expense                                                  12

Net earnings                                                           5,759

Cash dividend declared on common
   stock - $0.11 per share                                            (3,528)
                                   -----------------------------------------
BALANCES AT JUNE 15, 1996           32,078   $   321    $243,954    $179,699
                                   =========================================


Interim data subject to year end audit.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies:

The 1996 annual report contains a summary of significant accounting policies in the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports.

During the current fiscal year, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The adoption of SFAS No. 123 will have no effect on net earnings. The Company will continue to measure compensation cost for stock compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $40.3 million and $38.6 million higher at June 15, 1996 and at June 17, 1995, respectively.

Income Taxes:

The provision for income tax expense for the first quarter of fiscal 1997 was $3.7 million, of which $2.1 million is current and $1.6 million is deferred tax expense, respectively. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Earnings Per Common Share:

Net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Outstanding stock options do not have a significant dilutive effect on earnings per share.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at June 15, 1996 and June 17, 1995 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The third and fourth fiscal quarters contribute a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the first quarter of fiscal 1997 and 1996 as a percentage of net sales:


                                                         First Quarter
                                                         -------------
                                                     Fiscal       Fiscal
                                                      1997         1996
                                                     ------       ------
Revenues
  Net sales                                           100.0%      100.0%
  Licensed department rentals and other income          0.6         0.8
                                                      -----       -----
                                                      100.6       100.8
Costs and expenses
  Cost of sales                                        76.0        74.4
  Selling, general and administrative expenses         18.6        19.7
  Depreciation and amortization expenses                2.9         3.1
                                                      -----       -----
                                                       97.5        97.2
Income from operations                                  3.1         3.6
Interest expense                                        1.6         2.0
                                                      -----       -----

Earnings before income taxes                            1.5         1.6
Provision for income taxes                              0.6         0.6
                                                      -----       -----
Net earnings                                            0.9%        1.0%
                                                      =====       =====

Net Sales

The following table presents the Company's consolidated net sales for the first quarter of fiscal 1997 and fiscal 1996:



                                                % INCREASE/
                          FIRST QUARTER        ------------
                          -------------         (DECREASE)
                                               ------------
                          FISCAL      FISCAL
                           1997        1996    TOTAL   COMP
                         --------    --------  ------  ------
General Merchandise        $423.5      $426.6  (0.7)%  (0.5)%
Health Services             187.4       133.9  40.0    39.9
                           ------      ------  ----    ----
Consolidated               $610.9      $560.5   9.0%    9.3%
                           ======      ======  ====    ====

The decrease in general merchandise sales is primarily attributable to unseasonable spring weather throughout the ShopKo markets.

The increase in health services sales is primarily due to growth in the prescription benefit management business and increases in the retail pharmacy and optical departments. Health services comparable sales are based upon sales generated from healthcare services provided in retail stores which were open for the entire preceding fiscal year and from the pharmacy mail service sales, prescription benefit management and claims processing activities.

Consolidated comparable sales are based upon those facilities (both store and non-store) which were open for the entire preceding fiscal year. Retail comparable store sales, which are based on retail facilities which were open the entire preceding fiscal year, increased 1.4 percent in the first quarter.

Since the first quarter of last year, the Company has opened one new store (in the third quarter of fiscal 1996) and remodeled 12 stores (six in the third quarter of fiscal 1996 and six in the first quarter of fiscal 1997) under the Vision 2000 format.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                               First Quarter
                              ----------------
                              Fiscal   Fiscal
                               1997     1996
                              -------  -------
        Gross margin percent   24.0%    25.6%

        Gross margin percent
        prior to LIFO charge   24.1%    25.9%

The decrease in the gross margin percentage is primarily due to the impact of lower gross margins in the prescription benefit management business and the retail pharmacies as a result of increased managed care business. The gross margin percentages reflect LIFO charges of $1.1 million this year versus $1.6 million last year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses as a percent of sales were 18.6% for the first quarter of fiscal 1997, compared to 19.7% for the same period last year. The decrease is primarily due to increased sales related to the prescription benefit management business.

Interest Expense:

Interest expense for the first quarter was 1.6% of sales versus 2.0% of sales in the first quarter of last year. This decrease is primarily due to increased investment income.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from operating activities was $40.2 million for the first quarter of fiscal 1997 compared to $42.6 million for the same period last year. The Company had no borrowings outstanding under its revolving credit agreement at the end of the first quarters of fiscal 1997 and fiscal 1996, respectively. Also, the Company had unrestricted cash balances of $118 million and $23 million at the end of the first quarters of fiscal 1997 and fiscal 1996, respectively.

Funds generated from operations, and if necessary, the existing $175 million revolving credit agreement are expected to fund the projected working capital needs and total capital expenditures through fiscal 1997. The existing revolving credit agreement will expire October 4, 1996, subject to an extension for an additional year. The Company anticipates exercising this extension.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $4.5 million on capital expenditures in the first quarter of fiscal 1997, compared to $11.2 million for the same period last year. The Company's total capital expenditures for fiscal 1997 for new stores, remodels, management information systems and other expenditures (excluding acquisitions) are expected to range from $45.0 to $55.0 million.

The Company plans to open two new stores in fiscal 1997, one of which is a relocation. The Company's store expansion and remodel plans for fiscal 1998 and after are under review. The Company may consider the acquisition of existing retail stores or businesses, or health services businesses, or the construction or acquisition of stores which vary from the Company's existing stores. Such plans may be reviewed and revised from time to time in light of changing conditions. If the Company were to under take a large acquisition, additional capital may be required.

With respect to store remodels, the Company completed six remodels under the Vision 2000 format during fiscal 1997. As with store expansion plans, remodeling plans are subject to change and normal delays.

In addition to the above capital expenditures, the Company may be required to make additional payments of up to $12.3 million over the next several years as a result of its fiscal 1995 acquisition of Bravell, Inc. These payments are contingent upon future results of Bravell's operation.

Subsequent Event:

On July 17, 1996, the Company signed an agreement to acquire the assets of CareStream Scrip Card from FoxMeyer Health Corporation. The text of the Company's press release dated July 17, 1996 is attached as exhibit 99 hereto, and is incorporated herein by reference.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including information incorporated by reference into Item 2, contains forward-looking statements. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause such differences are identified in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 1996, and are incorporated herein by reference.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits.

         11     Computation of Earnings Per Common and Common
                Equivalent Share.

         12     Statements Re Computation of Ratios.

         27     Financial Data Schedule.

         99     Press Release Dated July 17, 1996.

     (b) Reports on Form 8-K.  None.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SHOPKO STORES, INC. (Registrant)



Date:  July 22, 1996                     By:  /s/ Richard D. Schepp
                                              ---------------------------------
                                         Richard D. Schepp
                                         Vice President Legal Affairs/Secretary
                                         (Duly Authorized Officer of Registrant)


Date:  July 22, 1996                     By:  /s/ Lawrence J. Clark
                                              ----------------------------------
                                         Lawrence J. Clark
                                         Vice President, Finance and Treasurer
                                         (Chief Accounting Officer and Duly
                                         Authorized Officer of Registrant)

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-Q REPORT



Exhibit                                                              Sequential
Number                     Exhibit                                  Page Number
- - -------                    -------                                  -----------

11                 Computation of Earnings Per Common and
                   Common Equivalent Share.

12                 Statements Re Computation of Ratios.

27                 Financial Data Schedule.

99                 Press Release Dated July 17, 1996.


