Form 10-Q
period 1996-09-07
SHOPKO STORES INC
filed 1996-10-07
CIK 878314

                     SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 7, 1996

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 1-10876

                             SHOPKO STORES, INC.
           (Exact name of registrant as specified in its Charter)

Minnesota                                    41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

700 Pilgrim Way, Green Bay, Wisconsin                 54304
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (414) 497-2211
                                                   -----------------------------

Former name, former address and former fiscal year, if changed since last report:

 N/A
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X No
    --   --
The number of shares outstanding of each of the issuer's classes of Common Stock as of September 7, 1996 is as follows:


    Title of Each Class  Shares Outstanding
    -------------------  ------------------

    Common Shares        32,106,740



    Exhibit Index        Page 1 of Page 29
    On Page 20

                              SHOPKO STORES, INC.

                                   FORM 10-Q

             FOR THE 12 WEEKS AND 28 WEEKS ENDED SEPTEMBER 7, 1996

                                     INDEX



                                                                             Page
                                                                             ----
Part I   Item 1 - Financial Statements

               Consolidated Statements of Earnings for the 12 weeks            3
               ended September 7, 1996 and September 9, 1995

               Consolidated Statements of Earnings for the 28 weeks            4
               ended September 7, 1996 and September 9, 1995

               Consolidated Balance Sheets as of September 7,                  5
               1996, September 9, 1995 and February 24, 1996

               Consolidated Statements of Cash Flows for the 28                6
               weeks ended September 7, 1996 and September 9,
               1995

               Consolidated Statements of Shareholders' Equity for             7
               the 28 weeks ended September 7, 1996 and for the
               year ended February 24, 1996

               Notes to Consolidated Financial Statements                      8-9

         Item 2 - Management's Discussion and Analysis of Financial            10-15
                  Condition and Results of Operations

Part II  Item 4 - Submission of Matters to a Vote of Security Holders          16-17

         Item 6 - Exhibits and Reports on Form 8-K                             18

         Signatures                                                            19

                        PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS

------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                            Second Quarter (12 Weeks) Ended
------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                      September 7,          September 9,          % Increase
                                                         1996                  1995               (Decrease)
------------------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
Revenues:
   Net sales                                            $498,517              $418,165              19.2
   Licensed department rentals and other income            2,924                 3,352
                                                        --------              --------
                                                         501,441               421,517              19.0
Costs and expenses:
   Cost of sales                                         385,543               314,420
   Selling, general and administrative expenses           87,978                82,977
   Depreciation and amortization expenses                 13,983                13,084
                                                        --------              --------
                                                         487,504               410,481              18.8

Income from operations                                    13,937                11,036              26.3
Interest expense                                           7,478                 7,959
                                                        --------              --------
Earnings before income taxes                               6,459                 3,077             109.9
Provision for income taxes                                 2,537                 1,208
                                                        --------              --------
Net earnings                                            $  3,922              $  1,869             109.8
                                                        ========             =========
Net earnings per common share                           $   0.12              $   0.06
                                                        ========              ========
Weighted average number of common shares
   outstanding                                            32,052                32,005


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Year To Date (28 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                    September 7,          September 9,        % Increase
                                                       1996                  1995             (Decrease)
----------------------------------------------------------------------------------------------------------
                                                             (UNAUDITED)

Revenues:
   Net sales                                         $ 1,109,428           $   978,637              13.4
   Licensed department rentals and other income            6,755                 7,734
                                                     -----------           -----------
                                                       1,116,183               986,371              13.2
Costs and expenses:
   Cost of sales                                         850,063               731,533
   Selling, general and administrative expenses          201,366               193,287
   Depreciation and amortization expenses                 31,810                30,649
                                                     -----------           -----------
                                                       1,083,239               955,469              13.4

Income from operations                                    32,944                30,902               6.6
Interest expense                                          17,000                18,984
                                                     -----------           -----------
Earnings before income taxes                              15,944                11,918              33.8
Provision for income taxes                                 6,263                 4,681
                                                     -----------           -----------
Net earnings                                         $     9,681           $     7,237              33.8
                                                     ===========           ===========
Net earnings per common share                        $      0.30           $      0.23
                                                     ===========           ===========

Weighted average number of common shares
   outstanding                                            32,052                32,005


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                            Second Quarter as of               Fiscal Year End
--------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                       September 7,             September 9,             February 24,
ASSETS                                                      1996                     1995                    1996
--------------------------------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)

Current assets:
  Cash and cash equivalents                           $   52,023               $   28,059                 $   89,469
  Receivables, less allowance for losses of
     $3,870, $2,595 and $3,212, respectively              70,924                   45,932                     55,514
  Merchandise inventories                                374,125                  381,069                    322,433
  Other current assets                                    17,922                   17,355                      8,775
                                                      ----------               ----------                 ----------
     Total current assets                                514,994                  472,415                    476,191

Other assets and deferred charges                         56,602                   23,172                     24,621

Property and equipment at cost:
  Land                                                   108,491                  108,234                    107,915
  Buildings                                              489,147                  471,153                    479,124
  Equipment                                              299,520                  290,907                    286,763
  Leasehold improvements                                  48,846                   47,857                     49,306
  Property under construction                                782                    6,683                     10,585
  Property under capital leases                           21,968                   17,539                     21,968
                                                      ----------               ----------                 ----------
                                                         968,754                  942,373                    955,661
Less accumulated depreciation and amortization:
  Property and equipment                                 359,562                  324,245                    331,541
  Property under capital leases                            8,359                    6,423                      6,972
                                                      ----------               ----------                 ----------
     Net property and equipment                          600,833                  611,705                    617,148
                                                      ----------               ----------                 ----------
     Total assets                                     $1,172,429               $1,107,292                 $1,117,960
                                                      ==========               ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable - trade                            $  174,364               $  178,746                 $  144,638
  Accrued compensation and related taxes                  23,441                   21,670                     25,290
  Accrued other liabilities                               89,848                   54,370                     72,943
  Accrued income and other taxes                          21,312                   22,177                     16,797
  Current portion of long-term obligations                 1,096                      755                      1,127
                                                      ----------               ----------                 ----------

    Total current liabilities                            310,061                  277,718                    260,795

Long-term obligations                                    414,849                  413,234                    415,138
Deferred income taxes                                     22,753                   18,870                     20,396
Shareholders' equity:
  Common stock                                               321                      320                        320
  Additional paid-in capital                             244,339                  242,843                    242,843
  Retained earnings                                      180,106                  154,307                    178,468
                                                      ----------               ----------                 ----------
     Total shareholders' equity                          424,766                  397,470                    421,631
                                                      ----------               ----------                 ----------
     Total liabilities and shareholders' equity       $1,172,429               $1,107,292                 $1,117,960
                                                      ==========               ==========                 ==========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Year to Date (28 weeks) Ended
------------------------------------------------------------------------------------------------------
(In thousands)
                                                      September 7,                       September 9,
                                                         1996                               1995
------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                          $  9,681                           $  7,237
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                        31,810                             30,649
    Provision for losses on receivables                     132                                 77
    Gain on sale of property and equipment               (1,031)                            (1,649)
    Deferred income taxes                                 1,680                              1,763
    Change in assets and liabilities:
     Receivables                                        (15,342)                            (3,942)
     Merchandise inventories                            (51,692)                            19,554
     Other current assets                                (8,303)                            (4,215)
     Other assets                                        (2,679)                              (871)
     Accounts payable                                    29,726                             29,453
     Accrued liabilities                                 19,559                            (18,208)
------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities           13,541                             59,848
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                    (15,013)                           (24,358)
 Proceeds from the sale of property and equipment         1,472                              2,420
 Business acquisition, net of cash acquired             (30,500)
------------------------------------------------------------------------------------------------------

     Net cash (used in) investing activities            (44,041)                           (21,938)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in short-term debt                                                                 (15,000)
 Proceeds from the sale of common stock
    under option plans                                      485
 Dividend payment                                        (7,050)                            (7,042)
 Reduction in capital lease obligations                    (381)                              (407)
------------------------------------------------------------------------------------------------------

     Net cash (used in) financing activities             (6,946)                           (22,449)
------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents    (37,446)                            15,461
Cash and cash equivalents at beginning of year           89,469                             12,598
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of second quarter     $ 52,023                           $ 28,059
======================================================================================================

Supplemental cash flow information:
  Noncash investing and financial activities -
    Restricted stock issued                            $  1,012


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                                Capital in
                                         Common Stock           Excess of            Retained
                                      Shares        Amount      Par Value            Earnings
----------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 25, 1995         32,005       $   320         $242,843         $154,112

Net earnings                                                                          38,439

Cash dividend declared on common
   stock - $0.44 per share                                                           (14,083)
----------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 24, 1996         32,005           320          242,843          178,468

Sale of common stock under
  option plans                            37                            485

Issuance of restricted stock              65             1            1,011           (1,012)

Restricted stock expense                                                                  29

Net earnings                                                                           9,681

Cash dividend declared on common
   stock - $0.22 per share                                                            (7,060)
-----------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 7, 1996         32,107       $   321         $244,339         $180,106
===============================================================================================





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

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $41.2 million and $38.8 million higher at September 7, 1996 and at September 9, 1995, respectively.

Income Taxes:

The provision for income tax expense for the first half of fiscal 1997 was $6.3 million, of which $4.6 million is current and $1.7 million is deferred tax expense, respectively. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Earnings Per Common Share:

Net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Outstanding stock options do not have a significant dilutive effect on earnings per share.

Significant Event:

On September 7, 1996, the Company and Phar-Mor, Inc. signed an agreement to combine their two companies under a new holding company. The new company will be called Cabot Noble, Inc. The combination will be accomplished through share exchanges, and ShopKo and Phar-Mor will continue as separate operating subsidiaries of Cabot Noble. The transaction will be accounted for as a purchase of Phar-Mor by the Company. The transaction is subject to a number of customary closing conditions, including but not limited to financing, regulatory approvals and shareholder approvals.


Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 7, 1996 and September 9, 1995 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal.
The third and fourth fiscal quarters contribute a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the second quarter and first half of fiscal 1997 and 1996 as a percentage of net sales:



                                                     Second Quarter                  First Half
                                               --------------------------  ------------------------------

                                               Fiscal        Fiscal             Fiscal       Fiscal
                                                1997          1996               1997         1996
                                               ------        ------             ------       -------
Revenues
 Net sales                                      100.0  %      100.0  %           100.0  %      100.0  %
 Licensed department rentals & other income       0.6           0.8                0.6           0.8
                                                -----         -----              -----         -----
                                                100.6         100.8              100.6         100.8
Costs and expenses
 Cost of sales                                   77.3          75.2               76.6          74.8
 Selling, general & administrative expenses      17.7          19.9               18.1          19.8
 Depreciation & amortization expenses             2.8           3.1                2.9           3.1
                                                -----         -----              -----         -----
                                                 97.8          98.2               97.6          97.7

Income from operations                            2.8           2.6                3.0           3.1
Interest expense                                  1.5           1.9                1.5           1.9
                                                -----         -----              -----         -----
Earnings before income taxes                      1.3           0.7                1.5           1.2

Provision for income taxes                        0.5           0.3                0.6           0.5
                                                -----         -----              -----         -----

Net earnings                                      0.8  %        0.4  %             0.9  %        0.7  %
                                                =====         ======             ======        =====


Net Sales

The following table presents the Company's consolidated net sales for the second quarter and first half of fiscal 1997 and fiscal 1996:


                        SECOND QUARTER        % INCREASE/
                       ----------------       (DECREASE)
                                         ---------------------
                       FISCAL   FISCAL
                        1997     1996    TOTAL       COMP
                       -------  -------  -----       ----
General Merchandise     $337.3   $315.0    7.1  %     5.9  %
Health Services          161.2    103.2   56.2       42.2
                       -------  -------  -----       ----
Consolidated            $498.5   $418.2   19.2  %    14.9  %
                       =======  =======  =====       ====

                                               % INCREASE/
                         FIRST HALF             (DECREASE)
                       ---------------       ------------------

                        FISCAL     FISCAL
                         1997       1996     TOTAL       COMP
                       --------  ----------  -----       ----
General Merchandise    $  760.8      $741.5    2.6%       2.3%
Health Services           348.6       237.1   47.0       40.9
                       --------  ----------  -----       ----
Consolidated           $1,109.4      $978.6   13.4%      11.7%
                       ========  ==========  =====       ====

Consolidated comparable sales in the second quarter and first half are based upon those facilities (both store and non-store) which were open for the entire preceding fiscal year. Retail comparable store sales, which are based on retail facilities which were open the entire preceding fiscal year, increased
6.4 percent in the second quarter and increased 3.5 percent in the first half.

Since the second quarter of last year, the Company has opened three new stores (one in the third quarter of fiscal 1996 and two in the second quarter of fiscal 1997, one of which is a relocation) and remodeled 12 stores (six in the third quarter of fiscal 1996 and six in the first quarter of fiscal 1997) under the Vision 2000 format.

General merchandise sales had a strong performance in the second quarter, especially in back-to-school related categories. The general merchandise sales in the first half also reflect the unseasonable spring weather experienced throughout the ShopKo markets in the first quarter.

The increase in health services sales in the second quarter and first half is primarily due to growth in the prescription benefit management business and increases in the retail pharmacy and optical departments. Health services comparable sales for the second quarter and first half are based upon sales from healthcare services provided in retail stores, from the pharmacy mail service sales, and from prescription benefit management and claims processing activities in facilities which were open the entire preceding fiscal year.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                         Second Quarter          First Half
                      --------------------  --------------------
                         Fiscal    Fiscal     Fiscal  Fiscal
                          1997      1996       1997    1996
                         ------    ------     ------  ------
Gross margin percent     22.7%      24.8%     23.4%   25.2%
Gross margin
percent prior to
LIFO charge              22.8%      24.9%     23.6%   25.4%

The decrease in the gross margin percentage in the second quarter and first half is primarily due to the impact of lower gross margins in the prescription benefit management business and to increased margin pressures in the retail pharmacies as a result of increased managed care business. The gross margin percentages for the second quarter and first half reflect LIFO charges of $0.8 million and $1.9 million, respectively. This is compared to the prior year's LIFO expense of $0.2 million in the second quarter and $1.8 million in the first half.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses as a percent of sales were 17.7% for the second quarter of fiscal 1997 compared to 19.9% for the same period last year. The decrease is primarily due to increased sales related to the prescription benefit management business and the leveraging of store expenses on incremental retail sales. For the first half, selling, general and administrative expenses as a percent of sales were 18.1% compared to 19.8% for the same period last year. The decrease is primarily due to increased sales related to the prescription benefit management business.

Interest Expense:

Interest expense for the second quarter and first half was 1.5% of sales versus 1.9% of sales in the second quarter and first half of last year. This decrease is primarily due to increased sales and increased investment income.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $41.5 million for the first half of fiscal 1997 compared to $37.9 million for the same period last year. The Company had no borrowings outstanding under its revolving credit agreement at the end of the first half of fiscal 1997 and fiscal 1996, respectively.

The Company's principal use of cash in the first half of fiscal 1997 was for increases in working capital and for the purchase of property, equipment, systems technology and the CareStream Scrip Card acquisition discussed below. During the first half of fiscal 1997, working capital, excluding cash, increased $27.0 million. This increase resulted principally from increases in merchandise inventories net of accounts payable and from increases in receivables offset by increases in accrued liabilities related to the prescription benefit management business.

The Company spent $15.0 million on capital expenditures (excluding acquisitions) in the first half of fiscal 1997 compared to $24.4 million for the same period last year.

The Company opened two new stores in fiscal 1997, one of which is a relocation. The Company's store expansion and remodel plans for fiscal 1998 and after are under review. The Company may consider the acquisition of existing retail stores or businesses, or health services businesses, or the construction or acquisition of stores which vary from the Company's existing stores. Such plans may be reviewed and revised from time to time in light of changing conditions. The Company's expansion and capital expenditure plans are under review in light of the Plan of Reorganization described below.

With respect to store remodels, the Company completed six remodels under the Vision 2000 format thus far in fiscal 1997. One additional remodel will be completed during the third quarter of fiscal 1997. As with store expansion plans, remodeling plans are subject to change and normal delays.

On August 2, 1996, the Company completed the acquisition of CareStream Scrip Card from FoxMeyer Health Corporation. CareStream Scrip Card is a prescription benefit management company which is being integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, with a supplemental cash payment of between $1.5 million and $5.0 million due between six months and five years after August 2, 1996. The purchase price was funded from the Company's available cash.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Plan of Reorganization:

On September 7, 1996, the Company entered in an Agreement and Plan of Reorganization (the "Plan of Reorganization") with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor will become subsidiaries of Cabot Noble (the "Reorganization"). The Reorganization will be accomplished through share exchanges with Cabot Noble.

Under the terms of the Reorganization, each issued and outstanding share of Company common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration falls outside a range of $17.25 and $18.00 (based on the average daily closing sale prices of the Phar-Mor common stock over a specified 30 day period). Each issued and outstanding share of Phar-Mor common stock will be exchanged for one share of Cabot Noble common stock.

In connection with the Reorganization, a subsidiary of SUPERVALU INC., ("SuperValu"), which currently owns approximately 46% of the issued and outstanding shares of Company common stock, has entered in to a Stock Purchase Agreement (the "Stock Purchase Agreement") with Cabot Noble whereby SuperValu has agreed to sell the Cabot Noble shares it receives in the Reorganization to Cabot Noble immediately after the Reorganization is completed for an aggregate purchase price of $248,438,339, which represents $16.86 per share for the Company common stock held by SuperValu prior to the Reorganization. The Stock Purchase Agreement provides that SuperValu will receive $208,038,339 in cash at closing, and $40,400,000 in a short-term promissory note due January 31, 1997.

Consummation of the reorganization is subject to certain conditions, including
(a) receipt of financing of at least $100 million, (b) approval by the shareholders of the Company and Phar-Mor, (c) receipt of necessary regulatory approvals, and (d) other conditions to closing customary in transactions of this type.

Additional information regarding the Reorganization is contained in the Company's Current Report on Form 8-K dated September 7, 1996 (the "September 7 Form 8-K") which is incorporated herein by reference. The Plan of Reorganization and the Stock Purchase Agreement are attached as exhibits to the September 7 Form 8-K and are incorporated herein by reference. The foregoing summary of such exhibits is qualified in its entirety by reference to the complete text of such exhibits.

Subsequent Events:

Effective as of October 4, 1996, The Company's Credit Agreement was extended until October 4, 1997. The amount of borrowing available under the Credit Agreement was reduced from $175 million to $125 million. The Credit Agreement will terminate upon the consummation of the Reorganization and be replaced by a new credit agreement.

On October 4, 1996, the Company (i) acquired the remaining 3% of Bravell, Inc. which the Company did not acquire in January 1995, and (ii) extinguished all remaining contingent payment obligations to the former shareholders of Bravell, Inc. The acquisition agreement provides for the issuance by the Company on an installment sale basis of Company Common Stock having a value of $9.16 million (approximately 572,500 shares) to the former Bravell shareholders. Under certain circumstances, the Company has the right to reacquire the Company Common Stock issued to the former Bravell, Inc. shareholders for cash based on a 30-day average trading price.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including information incorporated by reference into Item 2, contains forward-looking statements. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause such differences are identified in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 1996, and the Company's Current Report on Form 8-K dated September 7, 1996, and are incorporated herein by reference.

                          PART II - OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

     (a)      The Company held its 1996 Annual Meeting of Shareholders on June
              19,1996.

     (b) Votes cast for the election of directors at the 1996 Annual Meeting were as follows:

                         Mr. Wright:


                         For                 29,825,936
                                             ----------

                         Withheld Authority     545,154
                                             ----------


                         Mr. Tyrrell:

                         For                 29,833,853
                                             ----------

                         Withheld Authority     537,237
                                             ----------



     Messrs. Eugster, Girard and Kramer, terms of office as directors continue after the 1996 Annual Meeting of Shareholders.


     Votes cast to approve the Company's 1995 Stock Option Plan were as follows:


                         For              29,817,496
                                           ----------

                         Against             404,929
                                           ----------

                         Abstain             148,664
                                           ----------

                         Broker Non-Vote           1
                                           ----------

     Votes cast to ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending February 22, 1997, were as follows:


                          For              30,301,646
                                           ----------

                          Against              14,340
                                           ----------

                          Abstain              55,104
                                           ----------

                          Broker Non-Vote           0
                                           ----------

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits.

     *    2.1         Agreement and Plan of Reorganization dated as of
                      September 7, 1996 by and among Phar-Mor, Inc., ShopKo
                      Stores, Inc. and Cabot Noble, Inc. (with selected exhibits attached).

     *    10.1        Voting Agreement dated as of September 7, 1996 by and
                      among SUPERVALU INC., Supermarket Operators of America,
                      Inc., Cabot Noble, Inc. and Robert M. Haft.

     *    10.2        Stock Purchase Agreement dated as of September 7, 1996
                      by and between Cabot Noble, Inc., SUPERVALU INC., and
                      Supermarket Operators of America, Inc.

          10.3 Amendment No. 1 to Credit Agreement dated as of October 4, 1996 among ShopKo Stores, Inc. and the Banks named therein.

          11          Computation of Earnings Per Common and Common Equivalent
                      Share.

          12          Statements Re Computation of Ratios.

          27          Financial Data Schedule.

     *    99.1        Press Release Dated September 9, 1996.


     * Incorporated by reference to the Company's Current Report on Form 8-K dated September 7, 1996.

     (b)  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated
          September 7, 1996, reporting items 5 and 7 therein, with respect to the Plan of Reorganization referred to above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHOPKO STORES, INC. (Registrant)




Date: October 4, 1996                By: /s/ Richard D. Schepp
                                     ----------------------------------------
                                     Richard D. Schepp
                                     Vice President Legal Affairs/Secretary
                                     (Duly Authorized Officer of Registrant)


Date: October 4, 1996                By: /s/ Lawrence J. Clark
                                     -----------------------------------------
                                     Lawrence J. Clark
                                     Vice President, Finance and Treasurer
                                     (Chief Accounting Officer and Duly
                                     Authorized Officer of Registrant)

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-Q REPORT







Exhibit                                                                                                 Sequential
Number                                  Exhibit                                                         Page Number
-------                                 -------                                                         -----------

2.1             Agreement and Plan of Reorganization dated as of  September 7,                          Incorporated by
                1996 by and among Phar-Mor, Inc., Reference ShopKo Stores,                              Reference
                Inc. and Cabot Noble, Inc. (with selected exhibits attached).


10.1            Voting Agreement dated as of September 7, 1996                                          Incorporated by
                by and among SUPERVALU INC., Supermarket                                                Reference
                Operators of America, Inc., Cabot Noble, Inc. and
                Robert M. Haft.

10.2            Stock Purchase Agreement dated as of September                                          Incorporated by
                7, 1996 by and between Cabot Noble, Inc.,                                               Reference
                SUPERVALU INC., and Supermarket Operators
                of America, Inc.

10.3            Amendment No. 1 to Credit Agreement dated as of
                October 4, 1996 among ShopKo Stores, Inc. and the Banks named therein.

11              Computation of Earnings Per Common and
                Common Equivalent Share.

12              Statements Re Computation of Ratios.

27              Financial Data Schedule.

99.1            Press Release Dated September 9, 1996.                                                  Incorporated by
                                                                                                        Reference


