Form 10-Q
period 1996-11-30
SHOPKO STORES INC
filed 1996-12-26
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended November 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934

For the transition period from                     to
                               -------------------   -------------------

Commission file number 1-10876

                              SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)


          Minnesota                                   41-0985054
---------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

700 Pilgrim Way, Green Bay, Wisconsin                    54304
----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (414) 497-2211
                                                   -------------------------

Former name, former address and former fiscal year, if changed since last report:

N/A
----------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 30, 1996 is as follows:


           Title of Each Class        Shares Outstanding
           -------------------        ------------------

           Common Shares              32,149,560

           Exhibit Index              Page 1 of Page 23
           on Page 19

                              SHOPKO STORES, INC.

                                   FORM 10-Q

             FOR THE 12 WEEKS AND 40 WEEKS ENDED NOVEMBER 30, 1996

                                     INDEX

                                                                           Page


 Part I   Item 1 - Financial Statements

                Consolidated Statements of Earnings for the 12 weeks         3
                ended November 30, 1996 and December 2, 1995

                Consolidated Statements of Earnings for the 40 weeks         4
                ended November 30, 1996 and December 2, 1995

                Consolidated Balance Sheets as of November 30,               5
                1996, December 2, 1995 and February 24, 1996

                Consolidated Statements of Cash Flows for the 40             6
                weeks ended November 30, 1996 and December 2,
                1995

                Consolidated Statements of Shareholders' Equity for          7
                the 40 weeks ended November 30, 1996 and for the year ended February 24, 1996

                Notes to Consolidated Financial Statements                  8-9

          Item 2 - Management's Discussion and Analysis of Financial       10-15
                   Condition and Results of Operations

 Part II  Item 2 - Changes in Securities                                    16

          Item 6 - Exhibits and Reports on Form 8-K                        17-18

          Signatures                                                        18

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements


CONSOLIDATED STATEMENTS OF EARNINGS


-----------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                             Third Quarter (12 Weeks) Ended
-----------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                           November 30,     December 2,    % Increase
                                                              1996             1995        (Decrease)
-----------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                               $ 591,208        $ 491,019         20.4
   Licensed department rentals and other income                3,168            3,477
                                                           ---------        ---------
                                                             594,376          494,496         20.2
Costs and expenses:
   Cost of sales                                             459,950          368,349
   Selling, general and administrative expenses               94,146           88,330
   Depreciation and amortization expenses                     14,287           13,208
                                                           ---------        ---------
                                                             568,383          469,887         21.0

Income from operations                                        25,993           24,609          5.6
Interest expense                                               7,983            8,087
                                                           ---------        ---------
Earnings before income taxes                                  18,010           16,522          9.0
Provision for income taxes                                     7,074            6,390
                                                           ---------        ---------
Net earnings                                               $  10,936        $  10,132          7.9
                                                           =========        =========

Net earnings per common share                              $    0.34        $    0.32
                                                           =========        =========
Weighted average number of common shares
   outstanding                                                32,073           32,005




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS


---------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                  Year To Date (40 Weeks) Ended
---------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                               November 30,     December 2,    % Increase
                                                                  1996             1995        (Decrease)
---------------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
Revenues:
   Net sales                                                  $ 1,700,636      $ 1,469,656        15.7
   Licensed department rentals and other income                     9,923           11,211
                                                              -----------      -----------
                                                                1,710,559        1,480,867        15.5
Costs and expenses:
   Cost of sales                                                1,310,013        1,099,882
   Selling, general and administrative expenses                   295,512          281,617
   Depreciation and amortization expenses                          46,097           43,857
                                                              -----------      -----------
                                                                1,651,622        1,425,356        15.9

Income from operations                                             58,937           55,511         6.2
Interest expense                                                   24,983           27,071
                                                              -----------      -----------
Earnings before income taxes                                       33,954           28,440        19.4
Provision for income taxes                                         13,337           11,071
                                                              -----------      -----------
Net earnings                                                  $    20,617      $    17,369        18.7
                                                              ===========      ===========

Net earnings per common share                                 $      0.64      $      0.54
                                                              ===========      ===========
Weighted average number of common shares
   outstanding                                                     32,073           32,005




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                     Third Quarter as of              Fiscal Year End
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                  November 30,          December 2,         February 24,
ASSETS                                                                1996                 1995                1996
-------------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                      $    44,058           $    47,799        $    89,469
  Receivables, less allowance for losses of
     $4,460, $2,614 and $3,212, respectively                          94,924                63,804             55,514
  Merchandise inventories                                            434,028               397,147            322,433
  Other current assets                                                15,582                16,216              8,775
                                                                 -----------           -----------        -----------
     Total current assets                                            588,592               524,966            476,191

Other assets and deferred charges                                     56,844                23,224             24,621

Property and equipment at cost:
  Land                                                               108,237               108,505            107,915
  Buildings                                                          490,862               477,869            479,124
  Equipment                                                          304,311               290,321            286,763
  Leasehold improvements                                              49,148                49,034             49,306
  Property under construction                                            988                 1,892             10,585
  Property under capital leases                                       21,968                17,539             21,968
                                                                 -----------           -----------        -----------
                                                                     975,514               945,160            955,661
Less accumulated depreciation and amortization:
  Property and equipment                                             370,989               330,237            331,541
  Property under capital leases                                        8,985                 6,636              6,972
                                                                 -----------           -----------        -----------
     Net property and equipment                                      595,540               608,287            617,148
                                                                 -----------           -----------        -----------
     Total assets                                                $ 1,240,976           $ 1,156,477        $ 1,117,960
                                                                 ===========           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable - trade                                       $   229,074           $   202,031        $   144,638
  Accrued compensation and related taxes                              26,969                22,109             25,290
  Accrued other liabilities                                           81,375                69,440             72,943
  Accrued income and other taxes                                      30,538                26,420             16,797
  Current portion of long-term obligations                             1,096                   755              1,127
                                                                 -----------           -----------        -----------
    Total current liabilities                                        369,052               320,755            260,795

Long-term obligations                                                414,505               413,086            415,138
Deferred income taxes                                                 21,198                18,555             20,396
Shareholders' equity:
  Common stock                                                           321                   320                320
  Additional paid-in capital                                         244,841               242,843            242,843
  Retained earnings                                                  191,059               160,918            178,468
                                                                 -----------           -----------        -----------
     Total shareholders' equity                                      436,221               404,081            421,631
                                                                 -----------           -----------        -----------
     Total liabilities and shareholders' equity                  $ 1,240,976           $ 1,156,477        $ 1,117,960
                                                                 ===========           ===========        ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


----------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                 Year to Date (40 weeks) Ended
----------------------------------------------------------------------------------------------------
(In thousands)
                                                                    November 30,         December 2,
                                                                       1996                 1995
----------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                       $   20,617            $  17,369
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                       46,097               43,857
    Provision for losses on receivables                                    165                  124
    Gain on sale of property and equipment                              (1,847)              (1,637)
    Deferred income taxes                                                 (102)               4,452
    Change in assets and liabilities:
     Receivables                                                       (39,375)             (21,861)
     Merchandise inventories                                          (111,595)               3,476
     Other current assets                                               (5,736)              (6,080)
     Other assets                                                       (3,592)              (1,206)
     Accounts payable                                                   84,436               52,738
     Accrued liabilities                                                27,373                1,544
                                                                    ----------            ---------

     Net cash provided by operating activities                          16,441               92,776
                                                                    ----------            ---------

Cash flows from investing activities:
 Payments for property and equipment                                   (23,572)             (33,852)
 Proceeds from the sale of property and equipment                        2,566                2,421
 Business acquisition, net of cash acquired                            (30,500)
                                                                    ----------            ---------

     Net cash (used in) investing activities                           (51,506)             (31,431)
                                                                    ----------            ---------
Cash flows from financing activities:
 Change in short-term debt                                                                  (15,000)
 Proceeds from the sale of common stock
    under option plans                                                     987
 Dividend payment                                                      (10,582)             (10,563)
 Reduction in capital lease obligations                                   (751)                (581)
                                                                    ----------            ---------
     Net cash (used in) financing activities                           (10,346)             (26,144)
                                                                    ----------            ---------

Net (decrease) increase in cash and cash equivalents                   (45,411)              35,201
Cash and cash equivalents at beginning of year                          89,469               12,598
                                                                    ----------            ---------
Cash and cash equivalents at end of third quarter                   $   44,058            $  47,799
                                                                    ==========            =========
Supplemental cash flow information:
  Noncash investing and financial activities -
    Restricted stock issued                                         $    1,012


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



----------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                 Common Stock           Capital in
                                                           ----------------------       Excess of             Retained
                                                           Shares          Amount       Par Value             Earnings
----------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 25, 1995                              32,005       $   320         $ 242,843           $  154,112

Net earnings                                                                                                    38,439

Cash dividend declared on common
   stock - $0.44 per share                                                                                     (14,083)
                                                           -----------------------------------------------------------
BALANCES AT FEBRUARY 24, 1996                              32,005           320           242,843              178,468

Sale of common stock under
  option plans                                                 80             1               987

Issuance of restricted stock                                   65                           1,011               (1,012)

Restricted stock expense                                                                                            46

Net earnings                                                                                                    20,617

Cash dividend declared on common
   stock - $0.22 per share                                                                                      (7,060)
                                                           -----------------------------------------------------------
BALANCES AT NOVEMBER 30, 1996                              32,150       $   321         $ 244,841           $  191,059
                                                           ===========================================================



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

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $42.1 million and $39.8 million higher at November 30, 1996 and at December 2, 1995, respectively.

Income Taxes:

The $13.3 million provision for income tax expense for the first three quarters of fiscal 1997 consists of a $13.4 million current expense, offset by a $0.1 million deferred tax credit. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Earnings Per Common Share:

Net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Outstanding stock options do not have a significant dilutive effect on earnings per share.

Significant Event:

On September 7, 1996, the Company and Phar-Mor, Inc. signed an agreement to combine their two companies under a new holding company. The new company will be called Cabot Noble, Inc. The combination will be accomplished through share exchanges, and ShopKo and Phar-Mor will continue as separate operating subsidiaries of Cabot Noble. The transaction will be accounted for as a purchase of Phar-Mor by the Company. The transaction is subject to a number of customary closing conditions, including but not limited to financing, regulatory approvals and shareholder approvals. For more information regarding this transaction, please see the Company's Current Reports on Form 8-K dated September 7, 1996 and October 11, 1996 which are incorporated herein by reference.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at November 30, 1996 and December 2, 1995 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal.
The third and fourth fiscal quarters contribute a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the third quarter and first three quarters of fiscal 1997 and 1996 as a percentage of net sales:


                                                   Third Quarter                    Year-to-Date
                                               --------------------             --------------------
                                               Fiscal        Fiscal             Fiscal       Fiscal
                                                1997          1996               1997         1996
                                               ------        ------             ------       -------
Revenues
  Net sales                                     100.0  %      100.0  %           100.0  %      100.0  %
  Licensed department rentals & other income      0.5           0.7                0.6           0.8
                                               ------        ------             ------       -------
                                                100.5         100.7              100.6         100.8
Costs and expenses
  Cost of sales                                  77.8          75.0               77.0          74.8
  Selling, general & administrative expenses     15.9          18.0               17.4          19.2
  Depreciation & amortization expenses            2.4           2.7                2.7           3.0
                                               ------        ------             ------       -------
                                                 96.1          95.7               97.1          97.0

Income from operations                            4.4           5.0                3.5           3.8
Interest expense                                  1.4           1.6                1.5           1.8
                                               ------        ------             ------       -------

Earnings before income taxes                      3.0           3.4                2.0           2.0
Provision for income taxes                        1.2           1.3                0.8           0.8
                                               ------        ------             ------       -------
Net earnings                                      1.8  %        2.1  %             1.2  %        1.2  %
                                               ======        ======             ======       =======

Net Sales

The following table presents the Company's consolidated net sales for the third quarter and first three quarters of fiscal 1997 and fiscal 1996:


                                              % INCREASE/
                        THIRD QUARTER          (DECREASE)
                       ----------------     ---------------
                       FISCAL   FISCAL
                        1997     1996       TOTAL      COMP
                       -------  -------     -----      ----
General Merchandise     $399.4   $383.2       4.2  %    3.6  %
Health Services          191.8    107.8      77.9      56.3
                       -------  -------     -----      ----
Consolidated            $591.2   $491.0      20.4  %   15.3  %
                       =======  =======     =====      ====

                                                  % INCREASE/
                       YEAR-TO-DATE               (DECREASE)
                     ----------------------    ----------------
                      FISCAL        FISCAL
                       1997          1996      TOTAL       COMP
                     --------      --------    -----       ----
General Merchandise  $1,160.2      $1,124.7      3.2  %     2.7  %
Health Services         540.4         345.0     56.7       45.7
                     --------      --------    -----       ----
Consolidated         $1,700.6      $1,469.7     15.7  %    12.9  %
                     ========      ========    =====       ====

Consolidated comparable sales in the third quarter and the first three quarters are based upon those facilities (both store and non-store) which were open for the entire preceding fiscal year. Retail comparable store sales, which are based on retail facilities which were open the entire preceding fiscal year, increased 4.5 percent in the third quarter and increased 3.9 percent in the first three quarters.

Since the third quarter of last year, the Company has opened two new stores (two in the second quarter of fiscal 1997, one of which is a relocation) and remodeled seven stores (six in the first quarter of fiscal 1997 and one in the third quarter of fiscal 1997) under the Vision 2000 format. During the third quarter, the Company opened two Vision Advantage stores which are stand alone optical centers of approximately 3,000 square feet.

General merchandise sales had a strong performance in the third quarter and first three quarters, especially in apparel related categories.

The increase in health services sales in the third quarter and the first three quarters is primarily due to growth in the prescription benefit management business and increases in the retail pharmacy and optical centers.
Prescription benefit management business sales were $95.1 million this year compared to $19.5 million last year for the third quarter, an increase of 388.5%. Prescription benefit management business sales for the first three quarters increased 291.5% to $227.7 million this year versus $58.2 million last year. Retail pharmacy and optical center sales increased 9.4% and 9.1% for the third quarter and first three quarters of this year, respectively. Health services comparable sales for the third quarter and the first three quarters are based upon sales from healthcare services provided in retail stores, from the pharmacy mail service sales, and from prescription benefit management and claims processing activities in facilities which were open the entire preceding fiscal year.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                                        Third Quarter       Year-to-Date
                                      -----------------    ---------------
                                       Fiscal    Fiscal     Fiscal  Fiscal
                                        1997      1996       1997    1996
                                      -------   -------     ------  ------
Gross margin percent                    22.2%      25.0%     23.0%   25.2%

Gross margin percent prior to LIFO
charge                                  22.4%      25.2%     23.1%   25.4%

The gross margin percentage decreased 2.8% and 2.2% for the third quarter and first three quarters, respectively. Continued growth in the lower gross margin prescription benefit management business accounted for the majority of the decreases, approximately 2.2% in the third quarter and 1.8% in the first three quarters. Other factors affecting the decreases in the gross margin percentages included the increased impact of managed care business on retail pharmacies and increased margin pressures in general merchandise. The gross margin percentages for the third quarter and the first three quarters reflect LIFO charges of $1.0 million and $2.9 million, respectively. This is compared to the prior year's LIFO expense of $1.0 million in the third quarter and $2.8 million in the first three quarters.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses as a percent of sales were 15.9% for the third quarter of fiscal 1997 compared to 18.0% for the same period last year. For the first three quarters, selling, general and administrative expenses as a percent of sales were 17.4% compared to 19.2% for the same period last year. The selling, general and administrative expenses as a percent of sales decreased 2.1% and 1.8% for the third quarter and first three quarters, respectively. Increased sales related to the prescription benefit management business accounted for the majority of the decreases, approximately 1.9% in the third quarter and 1.6% in the first three quarters.

Interest Expense:

Interest expense for the third quarter was 1.4% of sales versus 1.6% of sales for the same period last year. Interest expense as a percent of sales was 1.5% for the first three quarters of fiscal 1997 compared to 1.8% for the same period last year. This decrease is primarily due to increased sales and increased investment income.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from the short-term $125 million revolving credit facility and, if needed, long-term borrowings. Cash provided from net earnings before depreciation and amortization was $66.7 million for the first three quarters of fiscal 1997 compared to $61.2 million for the same period last year. The Company had no borrowings outstanding under its revolving credit agreement at the end of the first three quarters of fiscal 1997 and fiscal 1996, respectively.

Effective as of October 4, 1996, The Company's Credit Agreement was extended until October 4, 1997. The amount of borrowing available under the Credit Agreement was reduced from $175 million to $125 million. The Credit Agreement will terminate upon the consummation of the Reorganization (as defined below) and be replaced by a new credit agreement.

The Company's principal use of cash in the first three quarters of fiscal 1997 was for working capital needs, for the CareStream Scrip Card acquisition discussed below and for the purchase of property, equipment and systems technology. During the first three quarters of fiscal 1997, working capital, excluding cash, increased $49.6 million. This increase resulted principally from increases in merchandise inventories net of accounts payable and from increases in receivables offset by increases in accrued liabilities related to the prescription benefit management business. During the first three quarters of fiscal 1996, working capital, excluding cash, decreased $18.3 million. This decrease resulted primarily from decreases in merchandise inventories net of accounts payable.

The Company spent $23.6 million on capital expenditures (excluding acquisitions) in the first three quarters of fiscal 1997 compared to $33.9 million for the same period last year.

In fiscal 1997, the Company opened two new stores under the Vision 2000 format (one of which is a relocation) and two Vision Advantage stores, which are stand alone optical centers. The Company's store expansion and remodel plans for fiscal 1998 and after are under review, although the Company plans to open two additional Vision Advantage stores in the first quarter of fiscal 1998. The Company may consider the acquisition of existing retail stores or businesses, or health services businesses, or the construction or acquisition of stores which vary from the Company's existing stores. Such plans may be reviewed and revised from time to time in light of changing conditions. The Company's expansion and capital expenditure plans are under review in light of the Plan of Reorganization.

With respect to store remodels, the Company completed seven remodels under the Vision 2000 format in fiscal 1997. As with store expansion plans, remodeling plans are subject to change and normal delays.

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

On October 4, 1996, the Company (i) acquired the remaining 3% of the common stock of Bravell, Inc. which the Company did not acquire in January 1995, (ii) extinguished all remaining contingent payment obligations to the former shareholders of Bravell, Inc., and (iii) terminated the former shareholders' employment agreements. The present value of the extinguished payment obligations was approximately $12.0 million. The acquisition agreement provides for the issuance by the Company on an installment sale basis of 572,531 shares of Company Common Stock to the former Bravell, Inc. shareholders. Such Company Common Stock is required to be delivered on the first to occur of: (i) one business day prior to the consummation of the Reorganization (defined below), or (ii) the later of: (x) March 31, 1997, and
(y) the date the Company publicly announces its financial results for its fiscal year ending February 22, 1997. Under certain circumstances, the Company has the right to reacquire the Company Common Stock issued to the former Bravell, Inc. shareholders for cash based on a 30-day average trading price.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Plan of Reorganization:

On September 7, 1996, the Company entered in an Agreement and Plan of Reorganization, as amended as of October 9, 1996, (the "Plan of
Reorganization") with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor will become subsidiaries of Cabot Noble (the "Reorganization").

Additional information regarding the Reorganization and the transactions contemplated in connection therewith is contained in the Company's Current Reports on Form 8-K dated September 7, 1996 (the "September 7 Form 8-K") and October 11, 1996 (the "October 11 Form 8-K") and the exhibits thereto which are incorporated herein by reference. The foregoing summary of the Reorganization is qualified in its entirety by reference to the complete text of the September 7 Form 8-K and the October 11 Form 8-K and the text of the exhibits thereto.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including information incorporated by reference into Item 2, contains forward-looking statements. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause such differences are identified in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 1996, and the Company's Current Reports on Form 8-K dated September 7, 1996 and October 11, 1996, and are incorporated herein by reference.

                          PART II - OTHER INFORMATION



Item 2.    Changes in Securities

      (c)  On October 4, 1996, the Company entered into an agreement requiring it to issue 572,531 shares of its Common Stock. These shares are to be issued at a future date on an installment sale
           basis.   Such Company Common Stock is required to be delivered on
           the first to occur of: (i) one business day prior to the consummation of the Reorganization, or (ii) the later of: (x) March 31, 1997, and (y) the date the Company publicly announces its financial results for its fiscal year ending February 22, 1997.

           The Company Common Stock will be issued to three individuals who are the former shareholders of Bravell, Inc.

           The consideration for the issuance of the Company Common Stock was
           (i) the acquisition of the 3% of the Common Stock of Bravell, Inc. which the Company did not acquire on January 1995, (ii) the extinguishment of all remaining contingent payment obligations to the three individuals who are the former shareholders of Bravell, Inc., and (iii) termination of the shareholders' employment agreements. The present value of the extinguished payment obligations was approximately $12.0 million.

           The Company Common Stock was issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof. The Company Common Stock was issued to three individuals who represented to the Company that they (i) understood that the Company Common Stock was being issued in a private placement pursuant to Section 4(2) of the Securities Act; (ii) were acquiring the Company Common Stock with the requisite investment intent; (iii) had sufficient knowledge and experience to evaluate the merits and risks of an investment in Company Common Stock; (iv) had access to all necessary information concerning Company Common Stock; and (v) understood that their shares of Company Common Stock would bear a restrictive legend.

Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits.

     *  2.1       Agreement and Plan of Reorganization dated as of September 7,
                  1996 by and among Phar-Mor, Inc., ShopKo Stores, Inc. and
                  Cabot Noble, Inc. (with selected exhibits attached).

     ** 2.1.1 First Amendment to the Agreement and Plan of Reorganization dated as of October 9, 1996 by and among Phar-Mor, Inc., ShopKo Stores, Inc. and Cabot Noble, Inc. (with Exhibit B thereto).

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

     ** 10.2.1    Amended Stock Purchase Agreement dated as of October 9, 1996 by and between Cabot Noble, Inc., SUPERVALU INC., and
                  Supermarket Operators of America, Inc.

        11        Computation of Earnings Per Common and Common Equivalent
                  Share.

        12        Statements Re Computation of Ratios.

        27        Financial Data Schedule.

     *  99.1      Press Release Dated September 9, 1996.

     ** 99.1.1    Press Release Dated October 11, 1996.


* Incorporated by reference to the Company's current Report on Form 8-K dated September 7, 1996.

** Incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 1996.

     (b)  Reports on Form 8-K.

          The Company filed Current Reports on Form 8-K dated September 7, 1996 and October 11, 1996, reporting items 5 and 7 therein, with respect to the Plan of Reorganization referred to above.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHOPKO STORES, INC. (Registrant)


Date: December 23, 1996                By: /s/ Richard D. Schepp
                                           -------------------------------
                                       Richard D. Schepp
                                       Vice President Legal Affairs/Secretary
                                       (Duly Authorized Officer of Registrant)


Date: December 23, 1996                By: /s/ Lawrence J. Clark
                                           -------------------------------
                                       Lawrence J. Clark
                                       Vice President, Finance and Treasurer
                                       (Chief Accounting Officer and Duly
                                       Authorized Officer of Registrant)

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-Q REPORT


Exhibit                                                                   Sequential
Number                         Exhibit                                    Page
-------                        -------                                    ----------
2.1         Agreement and Plan of Reorganization dated as of           Incorporated by
            September 7, 1996 by and among Phar-Mor, Inc.,             Reference
            ShopKo Stores, Inc. and Cabot Noble, Inc. (with
            selected exhibits attached).

2.1.1       First Amendment to the Agreement and Plan of               Incorporated by
            Reorganization dated as of October 9, 1996 by              Reference
            and among Phar-Mor, Inc., Shopko Stores, Inc.
            and Cabot Noble, Inc. (with Exhibit B thereto).

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

10.2.1      Amended Stock Purchase Agreement dated as of               Incorporated by
            October 9, 1996 by and between Cabot Noble,                Reference
            Inc., SUPERVALU INC., and Supermarket Operators
            of America, Inc.

11          Computation of Earnings Per Common and
            Common Equivalent Share.

12          Statements Re Computation of Ratios.

27          Financial Data Schedule.

Exhibit                                                           Sequential
Number                       Exhibit                              Page
-------                      -------                              ----------
99.1     Press Release Dated September 9, 1996.               Incorporated by
                                                              Reference

99.1.1   Press Release Dated October 11, 1996.                Incorporated by
                                                              Reference