Form 10-K405
period 1997-02-22
SHOPKO STORES INC
filed 1997-05-22
CIK 878314

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year (52 weeks) ended February 22, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission file number 1-10876
                       -------

                              SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)


    Minnesota                                                     41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       700 Pilgrim Way, Green Bay, Wisconsin                        54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      (414) 497-2211
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
            Title of each class                          which registered
       -------------------------------               -------------------------
        Common Stock, par value $0.01                 New York Stock Exchange
                  per share

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                  -----      -----

Page 1 of  74 Exhibit index on page  62

                           (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 24, 1997 was approximately $331,664,437 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of April 24, 1997: 32,223,650.


                      DOCUMENTS INCORPORATED BY REFERENCE

None.




                          (Cover page 2 of 2 pages)

                                     PART I

ITEM 1. BUSINESS

GENERAL

     ShopKo Stores, Inc., a Minnesota corporation ("ShopKo" or the "Company"), was founded in 1961 and was acquired by Supervalu Inc. ("Supervalu") in 1971. In October 1991, the Company completed the initial public offering of its common stock. The Company's principal executive offices are located at 700 Pilgrim Way, Green Bay, Wisconsin 54304, and its telephone number is (414) 497-2211. Effective July 26, 1997, the telephone number will be (920) 497-2211.

     The Company is a leading regional retailer which operates 130 general merchandise stores and four free-standing optical centers in 16 Upper Midwest, Pacific Northwest and Western Mountain states. ShopKo is also engaged in the business of providing health services in its retail stores and through its subsidiary, ProVantage, which provides, among other things, prescription benefit management, mail service pharmacy, vision benefit management and healthcare information technology. The ProVantage businesses are conducted throughout the United States. ShopKo has also recently launched a free standing optical center strategy by opening four Vision Advantage stores in Ohio in fiscal 1997. The Company's annual sales in its fiscal year ended February 22, 1997 were $2.3 billion.

     In fiscal 1997, the Company redefined its business segments from the classifications of General Merchandise and Health Services (which had included ProVantage's operations and ShopKo's retail pharmacy and optical departments), to a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and healthcare information technology). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated. Financial information about these segments is included in Note K of the Notes to Consolidated Financial Statements for fiscal year 1997.

     The Company's Retail Store net sales derived from sales of softline goods were approximately 25% in fiscal year 1997, 24% in fiscal year 1996 and 23% in fiscal year 1995. Net sales derived from sales of hardline/home goods, as a percentage of Retail Store net sales, were approximately 54%, 56% and 58% in fiscal years 1997, 1996 and 1995, respectively. The Company's net sales derived from retail health services, as a percentage of Retail Store net sales, were approximately 21%, 20% and 19% in fiscal years 1997, 1996 and 1995, respectively. The above sales percentages have been restated to reflect how the Company currently manages its merchandise assortment.

     The Company's fiscal year ends on the last Saturday of February. For example, fiscal 1997 was the period from February 25, 1996 to February 22, 1997.

MERCHANDISING PHILOSOPHY - MANAGEMENT

     ShopKo is committed to offering quality merchandise and service in its stores to meet customers' lifestyle requirements for casual apparel, home, health and family, selling products at prices which communicate value. The Company strives to differentiate itself from its competition.

     With a focus on serving the customer and building customer loyalty, ShopKo has over the last few years undergone a significant strategic repositioning under its Vision 2000 program. That strategy combined a new, upscale image with an increased emphasis on customer service. Continuous improvement and enhancement of the Vision 2000 concept is accomplished through ShopKo's multidisciplinary Senior Merchandising and Marketing Team ("SMMT"). Headed by the Chief Operating Officer, the SMMT consists of ShopKo's senior executives from the areas of merchandising, logistics and replenishment, advertising, in-store marketing and store operations. The SMMT seeks to create a performance-driven culture predicated on fast, friendly customer service. The SMMT has recently completed an intensive reengineering of the work processes of the Company's central organization and store operations. The reengineered work processes require centralized decisions with respect to product selection, pricing, space utilization and marketing to allow store personnel to focus solely on overall customer satisfaction through inventory in-stock position, creation of a friendly shopping environment and simplification of the shopping experience to allow customers to complete their shopping as quickly as they desire.

     With respect to general merchandise, ShopKo's goal is to improve performance by meeting customer needs more quickly and having more of what people expect as their lifestyle needs change. ShopKo merchandise has been reorganized into stratified categories that are defined and driven by customer lifestyles and end usage. This stratification process has allowed ShopKo to identify and prioritize growth potentials based on the changing lifestyle needs of its customers. Through an "infrastructural funding process", ShopKo management allocates store shelf space, inventory commitments and external advertising space among the various categories of merchandise. Heavier infrastructure commitments are given to those categories in which ShopKo has achieved market dominance and other categories believed by ShopKo management to have the potential to become categories of dominance. Regular and systematic analysis of category stratification is performed at various levels as part of the Company's business planning process.


MERCHANDISING AND SERVICES - RETAIL STORE

     The Company carries a wide selection of branded and private label "softline" goods such as women's, men's and children's apparel, shoes, jewelry, cosmetics and accessories and "hardline/home" goods such as housewares, home textiles, household supplies, health and beauty aids, home entertainment products, small appliances, furniture, music/videos, toys, sporting goods, social occasion products, candy, snack foods, seasonal and everyday basic categories. The Company's stores carry a broad assortment of merchandise, thus providing customers with a convenient one-stop shopping source for everyday items. The Company's accommodating customer service policies provide customers with a pleasant shopping experience.

     The Company believes that it offers leading brand names in its merchandise lines, concentrating on brands which have wide customer acceptance and provide quality and value. In addition, ShopKo has well-developed private label programs. ShopKo subjects its private label merchandise and direct imports to independent testing and certification for product performance, safety and fit. In addition, the Company's in-house quality assurance and technical design team analyzes and develops the quality of its fashion offerings. This allows the Company to deliver a better and more consistent product, with greater control and efficiency.

     The Company also provides professional healthcare services in most of its stores. Of the Company's 130 stores as of February 22, 1997, 129 include pharmacy centers and 128 include optical centers. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. Each store with pharmacy and optical centers employs or contracts with an average of approximately three licensed pharmacists, one licensed optometrist and six opticians. The Company's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 77 in-store finishing labs which, in fiscal 1997, dispensed over 617,000 eyewear prescriptions. The in-store finishing labs typically service other stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

     In addition, the Company opened four new free-standing optical centers, Vision Advantage, during the third and fourth quarters of fiscal 1997. This format focuses on providing value-priced, high quality eye wear that can be manufactured in about an hour. Convenience to the customer, price and quality will be the primary driving points of this business, which will leverage heavily off of the Company's 18 years of retail optical experience.


MERCHANDISING AND SERVICES - PROVANTAGE

     In fiscal 1994, the Company expanded its traditional retail pharmacy services by developing ProVantage Mail Service, a prescription management and mail service pharmacy that was offered to healthcare plan sponsors throughout the United States. Because of the success of this service, management decided to expand it, and acquired a prescription claims processing firm, Bravell, Inc., in January 1995. This acquisition enabled the Company to develop ProVantage into a full service PBM; providing custom prescription benefit management, benefit plan design, a network of over 46,000 retail pharmacies, program administration, formulary administration, clinical services, and claims and benefit processing services to insurance companies, third party administrators and self-funded healthcare plan sponsors. More recently, the Company acquired CareStream Scrip Card, a PBM firm that provides services similar to those provided by ProVantage. Healthcare plan sponsors are increasingly utilizing PBM firms in order to reduce their costs. The sponsors direct or encourage plan participants to utilize managed care pharmacy benefit programs that are developed and administered by PBM firms. These programs control pharmacy costs by monitoring decisions regarding the usage of, for example, generic drugs instead of brand name drugs. As healthcare sponsors seek yet further ways to contain costs, PBM companies such as ProVantage will have greater importance in the effort to produce the best medical results at the lowest cost.

     Another initiative recently launched is the ProVantage Vision Benefit Management Service ("VBM"). Similar to a PBM, VBM provides benefit management services to client plan sponsors offering vision benefits to their plan participants. ProVantage VBM was formed to leverage the Company's expertise in retail optical services and PBM. VBM's operations are very similar to those of the PBM. VBM has established a growing national network (currently at 4,500) of retail optical chains and private ophthalmologists, optometrists and opticians. In August 1996, VBM completed the acquisition of United Wisconsin Insurance Company's vision benefit management business.

This acquisition gave VBM an immediate market presence in the vision benefit managment industry. Unlike the PBM, VBM offers insured as well as uninsured services. The insured products are sold by licensed independent and employee sales agents, and are underwritten by a licensed insurance company. VBM's arrangement with this insurance company requires VBM to market the insurer's vision products and to perform various administrative services, such as maintenance of eligibility records, network maintenance, claims processing, and certain accounting services. The insurer underwrites all insured contracts and provides other insurance-related services such as actuarial review. In consideration of VBM's services, VBM receives a commission equal to the insurer's profits derived from the business. In consideration of the insurer's insurance services, the insurer receives an underwriting fee plus certain other insurance services fees, which in part are based on losses derived from the business.

     Another component of ProVantage is healthcare information technology. ProVantage has developed two separate uses for this technology and is currently commercializing this technology. The first is a separate division called ProVMed. ProVMed focuses on turning enterprise-wide data of managed care organizations, other purchasers, payers, and providers of healthcare, and pharmaceutical companies into useful, actionable information using a concept called decision support services ("DSS"). Using ShopKo's IBM SP2 massively parallel processing computer, Oracle database technology and DSS tools, ProVMed can extract actionable information from huge data bases much more efficiently than most companies. For example, ProVMed will enable users to quickly access data bases to identify physicians and healthcare providers performing outside the norm, or patients that are candidates for case management with a view to managing and lowering costs. The second use for this technology is for a PBM product - ProVRx. ProVRx applies the same principles and tools as ProVMed, but focuses on the pharmacy claims data of ProVantage's PBM customers. ProVMed is a joint venture between ProVantage and American Medical Security Holdings, Inc. ("AMS"). ProVantage and AMS are in the process of negotiating definitive joint venture agreements, but a memorandum of understanding between the parties allocates 80% ownership of ProVMed to ProVantage and 20% ownership to AMS.


MARKETING AND ADVERTISING

     The Company markets its general merchandise and retail pharmacy and optical services via weekly newspaper circulars to reach a broad based customer segment consisting largely of middle income families. These full-color circulars average 24 pages and feature values in all departments of the stores and have a circulation of more than 3.5 million. Direct mail vehicles are used selectively at key promotional periods and have a circulation of more than 5.0 million. All printed advertising materials are designed by the Company's in-house graphic design team and photographed in the Company's own photography studio. In addition to the newspaper circulars, the Company uses television and radio advertising to support the image that ShopKo stores offer quality merchandise to meet the customer's casual lifestyle needs at prices that communicate real value.

     The Company prices its merchandise so as to be competitive with its discount retail competitors both regional and national. In general, the Company utilizes its frequent advertising of a large group of high demand items to reinforce its competitive price image and to generate store traffic, rather than attempting to meet the lowest available price on every item. The Company believes it provides its customers with quality brands, focused assortments and trend-right apparel at competitive prices in an attractive shopping environment.

     The Company's prescription benefit management division focuses its marketing efforts on self-funded medical plan sponsors, third party administrators and insurance companies. The Company markets its services through an internal sales force and a network of independent brokers. This national sales team customizes each program to meet each client's needs and cost containment goals.


STORE LAYOUT AND DESIGN

     ShopKo stores are designed for customer convenience and for effective merchandise presentation. The "Vision 2000" format features a fashion stage at the store entrance to create the upscale image of the store. The stores also feature full assortments of softlines, hard/home lines and professional pharmacy and optical departments. Every ShopKo store now features Vision 2000 merchandising, fixturing and product assortments. The optical and pharmacy departments are placed near the front of the store with the remainder of the store being laid out in a "racetrack" configuration which takes customers between and around departments. Current promotionally priced items are prominently displayed.

     The Company has substantially remodeled its stores using the Vision 2000 format. In fiscal 1997, the Company opened two new stores (one of which was a relocation) and remodeled seven stores under this format. The Company expects to continue to explore and test alternative store layout and display techniques and merchandise mixes. Depending on the cost of land acquisition, size of store and site preparation work, the Company expects that a typical new store's cost for land acquisition, site preparation, building and fixturing will generally approximate $6.0 to $11.0 million. The Company believes that opportunities to lower the initial capital outlay for new stores exist through leasing, sale and leaseback, or other financing alternatives. Remodels, which generally take place approximately every seven to ten years, usually cost from $0.4 to $1.5 million per store. A store renovation, where the square footage is expanded or more extensive remodeling is needed, usually costs from $1.6 to $3.0 million per store.

     The Company's average store size is approximately 90,000 square feet with approximately 84% of the stores greater than 74,000 square feet. The Company's traditional new stores are based on one of three standard prototypes; a 99,000 square foot store, an 88,000 square foot store or a 74,000 square foot store. The prototype selected depends on the community and the retail competition in the immediate area. In comparison to old versions, the Company's current prototypes feature a greater portion of store square footage dedicated to selling space and less space dedicated to the storage of inventory.


STORE OPERATIONS AND MANAGEMENT

     The Company's store operations is driven by its focus on leadership, performance, merchandising, innovation and excellence in execution, striving for continual improvements in customer satisfaction. The successful Vision 2000 operating model based on ShopKo's vision, mission and merchandising and marketing principles has been integrated into store operations with significant improvements in operating efficiency and dedication to customer service.

     During fiscal 1997, the Company's Store Operations Division developed a comprehensive strategic plan geared toward improved customer service, enhanced store execution and reduced costs. These initiatives identified non-value-added activities which were eliminated to simultaneously increase productivity and enhance associate availability to help customers. The Company's unique Customer Satisfaction Monitor process continues to indicate that a significant majority of the Company's customers surveyed give the Company top marks for overall satisfaction.

     The Company has also undertaken an intensive management and associate development program to ensure commitment to the company mission and principles. This education sharpened management's focus and ability to drive sales through integrated partnership with the central organization.

     Committed to its belief that associate satisfaction drives customer satisfaction, the Company believes it has improved associate satisfaction despite a challenging environment characterized by low unemployment and intense competition for quality associates.

     Technological innovation to support store operations included multi-media computer based training as well as an innovative resource management system which provides on-line sales forecasting in 15 minute increments, ties labor scheduling to customer traffic patterns and eliminates duplication of human resources and payroll processes by the stores and the general office.

     These achievements are founded on the Company's consistent focus on leadership and performance among its management team. Operations management is held accountable to aggressive plans, comprehensive goals, performance exceptions and ongoing development to ensure the Company has the competencies required for continued success.


PURCHASING AND DISTRIBUTION

     ShopKo purchases merchandise from more than 3,500 vendors with its ten largest vendors accounting for approximately 27% of the Company's purchases during fiscal 1997. The Company believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and make the replenishment function more efficient. More than 750 vendors were linked to the Company's EDI purchase order systems as of February 22, 1997. Vendors are now electronically receiving point-of-sale information, allowing them to respond to changing inventory levels in the stores. The Company has also implemented the use of electronic purchase order acknowledgments issued by vendors based on the sales information they have received. In addition, approximately 280 vendors are now electronically transmitting invoices directly into the Company's automated invoice matching system.

     The Company continues to upgrade its merchandise planning, allocation and control systems. In addition, SKU level physical inventories continue to significantly improve perpetual inventory accuracy. Management believes these upgrades and improvements in the physical inventory process will allow the Company to more effectively manage in-stock positions and better manage merchandise assortment.

     Direct imports accounted for approximately 6% of the Company's purchases during fiscal 1997. The Company buys its imported goods, principally in the Far East, and ships the goods to its distribution centers for distribution to the stores.

     Recent expansions of the three distribution centers have enabled the Company to increase the proportion of its merchandise purchased directly from manufacturers (thus reducing its cost of goods), to reduce direct vendor-to-store deliveries (thus reducing freight charges and cost of goods through consolidated volume purchasing) and to increase the pick and pull capabilities allowing the Company to enhance the effectiveness and efficiency of its store replenishment process. The Company anticipates that these cost reductions will help it remain price competitive. During fiscal 1997, approximately 88% of the merchandise sold by the Company (excluding optical and pharmaceutical products) flowed through its distribution centers.

     ShopKo's shoe department (other than athletic shoes) is in every store and is the principal department operated by a third party under license. The Company retains a percentage of the gross proceeds collected as rent.


MANAGEMENT INFORMATION SYSTEMS

     ShopKo uses information technology to improve customer service, reduce operating costs and provide information for management decision support. The Company utilizes modern point-of-sale terminal systems for electronic price lookup and tracking sales information at store and SKU level. Integrated earth satellite communications systems are used to provide on-line credit card and check authorization. Portable radio-frequency terminals are used extensively in the stores for merchandise receiving, stocking, replenishment, pricing and label printing. The Company also makes extensive use of automated labor scheduling systems within the stores.

     The Company's pharmacy and optical systems provide business and record-keeping efficiencies and enhance the Company's ability to pursue third party contracts. The Company's prescription benefit management division operates an electronic network tying in approximately 46,000 retail pharmacies to process third-party claims. In fiscal 1997, the Company developed systems to support the VBM business similar to the systems developed for the PBM.

     ShopKo's warehouse management system is a state-of-the-art software package. The warehouse management system operates in a distributed processing environment, providing complete warehouse functionality such as conveyor control and direction of picking and putaway processes via portable radio-frequency terminals. The warehouse management system communicates back to the central computers over the earth satellite network to update perpetual inventory records and accounting systems.

     The Company also utilizes integrated replenishment systems which provide higher customer service levels, optimized inventory productivity and reduced manual efforts. In fiscal 1997, the Company installed a space planning system that links sales volume to space allocation.

     The Company is aggressively moving from a purely mainframe computer environment to a networked client/server architecture. All stores, distribution centers and corporate offices are now electronically connected for transaction processing, electronic mail and multi-media training.

     The Company is in the process of replacing its merchandise applications with new, open architecture client/server applications running on a massively parallel processor. Utilizing world-class technology, these new applications are the result of a large scale retail systems integration strategy. Several of these new applications were completed within the last year, with the remainder to be completed during fiscal 1998 and thereafter.

     Many of the Company's merchandising and health service applications are highly data intensive. ShopKo has implemented advanced data warehousing and decision support applications running on the parallel processor to provide timely and actionable information to decision makers within ShopKo, and to health services clients over the Internet. The use of the parallel processor enables ShopKo to use data mining tools to analyze data for Market Basket Analysis to test effectiveness of promotional campaigns.

     The Company also utilizes a Merchandise Financial Planning System which integrates the planning of dollars and units by season. This system also facilitates the ongoing monitoring of actual results to plans and forecasts which is used to increase purchases for uptrending categories and reduce purchases for downtrending categories.


EXPANSION

     The Company opened two new stores in fiscal 1997, one of which was a relocation. New store construction was affected by competitive pressures and the proposed combination with Phar-Mor, Inc. and Cabot Noble, Inc. ShopKo also opened four Vision Advantage free-standing optical centers as part of a new retail format. Two Vision Advantage Stores were opened during the third quarter and another two were opened during the fourth quarter of fiscal 1997. This format will focus on providing value-priced, high quality eye wear that can be manufactured in about an hour. Convenience to the customer, price and quality will be the primary driving points of this business, which will leverage heavily off of the Company's 18 years of retail optical experience.

     With respect to store remodels, the Company completed seven remodels during fiscal 1997. The rate of remodeling activity in fiscal years 1997 and 1996 was substantially reduced compared to fiscal 1995 and is expected to approximate the future annual level of major remodels based on a seven to ten year cycle. There are no plans to complete any major remodels or to construct any new stores in fiscal 1998; however, the Company plans to reallocate store space and modernize fixturing throughout the chain for certain merchandise categories.

     The Company's current growth plan for the retail business is to increase the number of retail stores to achieve economies of scale and to capitalize on the Company's existing infrastructure. The Company intends to consider the acquisition of existing stores, either as specific sites, in clusters, or as part of an existing business. The Company believes that selective and opportunistic acquisitions of retail stores or sites will allow the Company to achieve economies of scale, improve the Company's profitability, and maintain its financial strength. The Company may also consider new store construction utilizing leases, sale and leaseback, or other financing alternatives to improve the expected financial performance of new stores. The Company's plans with respect to new store growth are subject to change, and there can be no assurance that the Company will achieve its plans.

     In reviewing possible retail store acquisitions, the Company intends to take a disciplined approach to ensure the Company's competitive position and financial integrity. The key elements of such an approach are: avoiding excessive debt and maintaining a balance sheet which will exhibit the Company's financial strength to the vendor and creditor communities; leveraging the Company's existing infrastructure, including the Company's advanced management information and distribution systems; maintaining adequate liquidity for the Company's operations; and critically evaluating the competitive environment for all new stores.

     ProVantage anticipates continued growth in the number of plan participants during fiscal 1998. At the end of fiscal 1997, ProVantage had over 4.1 million plan participants under management. This is compared to the 1.7 million plan participants under management at the end of fiscal 1996 and 0.6 million plan participants under management at the end of fiscal 1995. Plan participants are persons who are enrolled in or are entitled to company managed prescription benefits under a health plan. Going forward, the Company expects that ProVantage will grow through internal and external initiatives. Internal initiatives will emanate from additional marketing efforts by the present sales force to obtain new customers, and to obtain additional revenues through the implementation of new products to existing customers. External initiatives will be pursued opportunistically through acquisitions. ProVantage's managed healthcare operations are distinct from the Company's retail operations, and the Company may, at some point in the future, consider monetizing all or part of its investment through one or more public or private transactions. However, there can be no assurance if or when any such transaction will occur.

     ProVantage also anticipates continued growth in its VBM product line and will intensify its marketing efforts with regards to its Healthcare Information Technology and its ProVMed products.


COMPETITION

     The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores and national category killers and specialty niche retailers. In addition, department stores compete in some branded merchandise lines, discount specialty retail chains compete in some merchandise lines such as electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo's pharmacy and optical centers. The Company believes that the principal competitive factors in its markets include store location; pricing; breadth and quality of product selection; attractiveness and cleanliness; responsiveness to changing customer tastes and regional and local trends; customer service; in-stock availability of merchandise; and advertising.

     The Company's principal national general merchandise discount chain competitors are Wal-Mart, Kmart and Target, each of which is substantially larger than, and has greater resources than, the Company. Kmart stores directly compete with approximately 92% of the Company's stores and Target stores directly compete with approximately 52% of its stores. In addition, the Company estimates that at the end of fiscal 1997, approximately 82% of its stores were either in direct competition with or indirectly impacted by the presence of a Wal-Mart store. The Company also competes with regional chains in some markets in the Upper Midwest and the Pacific Northwest. It appears Wal-Mart intrusions have slowed as the number of openings in fiscal 1998 will be less than fiscal 1997. However, the Company will experience an increase in Target intrusion as Target potentially will be opening nine new units in ShopKo markets in fiscal 1998. Some of the Wal-Marts and Targets that will be opening in fiscal 1998 in ShopKo's markets will be super centers, stores containing a wider selection of general merchandise and grocery items.

     Historically, the entry of one of these chains into an area served by one of the Company's stores generally has had an adverse effect on the affected ShopKo store's sales growth for approximately

12 months. After the 12 month time period, the ShopKo store generally has resumed a positive growth trend. Such entry often has resulted in permanently intensified price competition. The Company's efficiency measures and distribution center expenditures are important aspects of its efforts to maintain or improve operating margins and market share in these markets.

     The prescription benefit management industry is a dynamic growing marketplace and very competitive. The Company believes that its primary competitive advantages are advanced technologies which allow it to be a low cost operator able to offer flexibility in plan design and its high quality of service. ProVantage competes for healthcare clients with a number of prescription benefit management companies including PCS Health Systems, Inc. (a subsidiary of Eli Lilly and Co.), Merck-Medco Managed Care, Inc. (a subsidiary of Merck & Co., Inc.), Express Scripts, Inc., Caremark International, Inc., (a subsidiary of Med Partners, Inc.), TDI, Inc. (a subsidiary of Thrift Drug Company, Inc.), Value Rx (a former subsidiary of Value Health, Inc. which was recently sold to Columbia/HCA) and Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham), many of which are substantially larger than ProVantage and each of which has considerable resources.


SEASONALITY

     The retail general merchandise operations of the Company are highly seasonal, with the third and fourth fiscal quarters contributing a significant part of the Company's earnings due to the Christmas selling season. Because the Company's fiscal year ends on the last Saturday in February, the Christmas selling season impacts both the third and fourth fiscal quarters.


EMPLOYEES

     As of February 22, 1997, the Company employed approximately 18,800 persons, of whom approximately 9,300 were full-time employees and 9,500 were part-time employees. During the Christmas shopping season, the Company typically employs approximately 2,000 additional persons on a temporary basis. None of the Company's employees are covered by collective bargaining agreements.


GOVERNMENT REGULATION

     The Company's health services business is subject to extensive federal and state laws and regulations governing, among other things:

Licensure and Regulation of Retail Pharmacies and Optical Centers

     There are extensive federal and state regulations applicable to the practice of pharmacy and optometry at the retail level. Most states have laws and regulations governing the operation and licensing of pharmacies and optical centers, and regulate standards of professional practice by pharmacy and optical service providers. These regulations are issued by an administrative body in each state (typically, a pharmacy board or board of optometry), which is empowered to impose sanctions for non-compliance.

Licensure and Regulation of Mail Service Pharmacy

     The Company's mail service pharmacy is duly licensed and in good standing, in accordance with the laws and regulations of the State of Wisconsin. Additionally, many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located. The Company has registered in every state in which, to the Company's knowledge, such registration is required. In addition, various pharmacy associations and boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent such laws or regulations are found to be applicable to the Company, the Company would be required to comply with them. Other statutes and regulations impact the Company's mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on ShopKo's mail service operations. The United States Postal Service has exercised such statutory authority only with respect to controlled substances. Alternative means of delivery are available to the Company.

Regulation of Prescription Benefit Management Services

     Various forms of government regulations affect or could affect providers of prescription benefit management services. Among the most prominent forms of such regulation are the following:

     Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including Preferred Provider Organizations, Third Party Administrators and Utilization Review Organizations. These laws differ significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers is often unclear. The Company has registered under such laws in those states in which the Company has concluded such registration is required.

     Numerous states have also adopted "any willing provider" legislation, which requires pharmacy network sponsors to admit for network participation any retail pharmacy willing to meet a healthcare plan's price and other terms. The Company has not been materially affected by these statutes because it administers a network of over 46,000 retail pharmacies and will admit any qualified, licensed pharmacy that agrees to comply with the terms of its plans.

     "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any remuneration to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under such healthcare plans. Additionally, most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical switching programs. At the federal level, such regulations pertain to beneficiaries of Medicare, Medicaid or other federally-funded healthcare programs. State regulations typically pertain to beneficiaries of any healthcare plan. Under the federal regulations, safe harbors exist for certain properly disclosed payments made by vendors to group purchasing organizations. To the Company's knowledge, these anti-kickback laws have not been applied to prohibit PBMs from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to therapeutic substitution programs conducted by independent PBMs, or to the contractual relationships such as those the Company has with certain of its customers.

Regulation of Vision Benefit Management Services

     The Company's vision benefit management services are subject to the same or similar state and federal regulation as the prescription benefit management services described above.

Applicability of Insurance Laws

     The Company's prescription pharmaceutical plans currently offered or administered by the Company are on a fee-for-service basis, and are therefore not generally subject to state insurance laws. The insured vision benefit plans administered by the Company are underwritten by an unaffiliated licensed insurer, and the Company believes it is in material compliance with all applicable insurance laws.

     Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both state and federal level. The Company is unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to the Company's health services operations or what the effect of such legislation or regulations may be.

     The Company's management believes the Company is in substantial compliance with, or is in the process of complying with, all existing statutes and regulations material to the operation of the Company's health services business and, to date, no state or federal agency has taken enforcement action against the Company for any material non-compliance, and to the Company's knowledge, no such enforcement against the Company is presently contemplated.


FORWARD-LOOKING STATEMENTS

     In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, including statements made under the subheadings "Merchandising and Services - Retail Store," "Merchandising and Services - ProVantage," "Store Operations and Management," "Purchasing and Distribution," "Management Information Systems," "Expansion," and "Competition," and under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans, and (3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) heightened competition, including specifically increased price competition from national and regional discount stores, specialty stores, and prescription benefit management companies, (ii) adverse weather conditions in the Company's retail markets, (iii) changes in the prescription drug industry regarding pricing, formulary use, or reimbursement practices, (iv) minimum wage legislation, (v) regulatory and litigation matters affecting healthcare services, particularly prescription benefit managers, (vi) interest rates, (vii) real estate costs and construction and development costs, (viii) inventory imbalances caused by unanticipated fluctuations in consumer demand, (ix) trends in the economy which affect consumer confidence and consumer demand for the Company's goods, particularly trends affecting the Company's markets, (x) possible termination of prescription benefit management contracts with key clients or pharmaceutical manufacturers, (xi) the availability of suitable retail real estate which can be acquired on terms which are acceptable to the Company and (xii) the factors mentioned under "Risk Factors" in the Company's Registration Statement on Form S-3 (Reg. No. 333-26615).

ITEM 2. PROPERTIES

     As of February 22, 1997, the Company operated 130 retail stores and four stand alone optical centers in 16 Upper Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of the Company's present stores:



                       # OF                     # OF
        STATE         STORES    STATE          STORES
        ---------------------------------------------
        California     1        Nebraska        11
        Colorado       3        Nevada           3
        Idaho          8        Oregon           4
        Illinois       3        South Dakota     6
        Iowa           3        Utah            15
        Michigan       4        Washington      10
        Minnesota     13        Wisconsin       41
        Montana        5                      ------
                                  Subtotal     130
                                              ------
                                Ohio (1)         4
                                              ------
                                     Total     134
                                              ======

---------
(1)  Vision Advantage Optical Centers

     Of the Company's 130 ShopKo stores, the Company owns the land and building outright with respect to 84 stores, owns the building subject to a ground lease with respect to five stores and leases the land and building with respect to 10 stores. The Company's wholly-owned subsidiary, ShopKo Properties, Inc., owns the land and building outright with respect to 27 stores, owns the building subject to a ground lease with respect to three stores and leases the land and building with respect to one store. The ground leases expire at various dates ranging from 2012 through 2038 and the other leases expire at various dates ranging from 1997 through 2020. All four Vision Advantage stores are leased. The size of a typical Vision Advantage store is approximately 2,500 square feet.

     The Company's other principal properties are as follows:


                                                          SQ. FT OF
                                                          BUILDING
      LOCATION                       USE                   SPACE    TITLE
------------------------------------------------------------------------------
Green Bay, WI         Corporate Headquarters               228,000  Owned
Wisconsin Rapids, WI  Information Services Dept.             1,300  Leased
                         Satellite Office
De Pere, WI           Distribution Center                  265,000  Owned
Boise, ID             Distribution Center                  210,000  Owned
Omaha, NE             Distribution Center                   50,000  Owned
Green Bay, WI         ProVantage Mail Service               10,000  Leased
Brookfield, WI        ProVantage Claims Processing          14,400  Leased
                      Facility
Lawrence, WI          Corporate Headquarters - South       114,300  Owned
                         Annex/Return Center
Elm Grove, WI         ProVantage Claims Processing/          5,300  Leased
                         Administrative Office Annex
Salt Lake City, UT    ProVantage Regional Office             1,250  Leased


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various litigation matters arising in the ordinary course of its business. Management believes that none of this litigation will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of fiscal year 1997 to a vote of the security holders of Registrant.

        EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning executive officers of the Registrant is contained in Item 10 hereof and is incorporated herein by reference.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of May 7, 1997, ShopKo's common shares were held by 1,184 record owners.

     The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.


                                                       HIGH      LOW     DIVIDEND
                                                      -------  --------  --------
Fiscal Year 1996
    First Quarter (ended June 17, 1995)               $11.750    $8.750    $.11
    Second Quarter (ended September 9, 1995)           14.000    10.250     .11
    Third Quarter (ended December 2, 1995)             13.250    10.250     .11
    Fourth Quarter (ended February 24, 1996)           11.750    10.875     .11

Fiscal Year 1997
    First Quarter (ended June 15, 1996)               $16.500   $11.250    $.11
    Second Quarter (ended September 7, 1996)           16.250    13.500     .11
    Third Quarter (ended November 30, 1996)            16.250    15.000      --
    Fourth Quarter (ended February 22, 1997)           16.125    14.375      --


     The closing sales price of the Common Stock on the New York Stock Exchange on May 13, 1997 was $20.75 per share.

     As a result of the proposed transaction with Phar-Mor, Inc. and Cabot Noble, Inc., the Company was prohibited from declaring or paying any dividends. Upon termination of such transaction, the Company determined to retain earnings, if any, for the growth and expansion of its business and not declare or pay any cash dividends. The Company intends to reconsider its dividend policy after completion of the secondary offering and stock repurchase contemplated in the Stock Buyback and Secondary Offering Agreement dated April 24, 1997 between the Company and Supervalu. See Note L of the Notes to the Consolidated Financial Statements included herein. Future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, capital expenditure program, debt repayment requirements and other factors, some of which are beyond the Company's control. There can be no assurance as to whether or when the Company's Board of Directors will change the current policy regarding dividends.

     The Registrant's revolving credit agreement has a restrictive covenant which requires maintenance of a minimum net worth. This covenant may potentially limit the payment of dividends. As of February 22, 1997, the Company was in compliance with this covenant; having a net worth balance of $460.9 million compared to a required balance of $391.6 million.

ITEM 6. SELECTED FINANCIAL DATA



                                                                                       FISCAL YEARS ENDED
                                                     -------------------------------------------------------------------------------
                                                      FEB. 22,         FEB. 24,          FEB. 25,          FEB. 26,        FEB. 27
                                                       1997             1996              1995             1994(1)          1993
                                                      (52 WKS)         (52 WKS)         (52 WKS)           (52 WKS)        (52 WKS)
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                             $2,333           $1,968           $1,853           $1,739          $1,683
  Licensed department rentals and other income              13               14               12               12              11
  Gross margin                                             550              501              488              453             457
  Selling, general and administrative expenses             397              361              356              344             326
  Depreciation and amortization expenses                    60               56               53               47              43
  Interest expense                                          32               34               29               21              18
  Earnings before income taxes                              74               63               62               53              81
  Net earnings                                              45               38               38               32              50
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
  Net earnings per common share                          $1.40            $1.20            $1.18            $1.00           $1.56
  Cash dividends declared per common share(2)             0.22             0.44             0.44             0.44            0.44
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA (MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
  Working capital                                         $232             $215             $187             $119           $  82
  Property and equipment-net                               603              617              618              578             493
  Total assets                                           1,234            1,118            1,110              953             792
  Total debt(3)                                            421              416              429              337             225
  Total shareholders' equity                               461              422              397              374             355
  Capital expenditures                                      39               53               95              134              91
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
------------------------------------------------------------------------------------------------------------------------------------
  Current ratio                                            1.7              1.8              1.7              1.5             1.4
  Return on beginning assets                               4.0  %           3.5  %           4.0  %           4.1  %          7.1  %
  Return on beginning shareholders' equity                10.7  %           9.7  %          10.1  %           9.0  %         15.7  %
  Total debt as % of total capitalization(4)              46.6  %          48.5  %          50.9  %          46.2  %         37.9  %
------------------------------------------------------------------------------------------------------------------------------------
OTHER YEAR END DATA
------------------------------------------------------------------------------------------------------------------------------------
  Stores open at year end                                  130              129              124              117             111
  Average store size-square feet                        89,840           89,945           90,260           90,440          89,500


(1)  The effect of adopting Statement of Financial Accounting Standards
     ("SFAS") No. 106, "Employers' Accounting for Postreitrement Benefits Other Than Pensions," resulted in a decrease in net earnings of $0.6 million ($0.02 per share). Adoption of SFAS No. 109, "Accounting for Income Taxes," had no effect on reported net earnings or financial position.

(2) In the third quarter of fiscal 1997, the Company entered into a Plan of Reorganization with Phar-Mor and Cabot Noble that prohibited the declaration or payment of dividends.

(3) Total debt includes short-term debt, current portion of long-term obligations and long-term obligations.

(4) Total capitalization includes shareholders' equity, total debt and non-current deferred income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of consolidated net sales:



                                                                FISCAL YEARS ENDED
                                                     ---------------------------------------
                                                         FEB. 22,    FEB. 24,    FEB. 25,
                                                           1997        1996        1995
                                                        (52 WEEKS)  (52 WEEKS)  (52 WEEKS)
                                                        ----------  ----------  ----------
     Revenues:
       Net sales                                          100.0%      100.0%      100.0%
       Licensed department rentals and other income         0.6         0.7         0.7
                                                         ----------  ----------  ----------
                                                          100.6       100.7       100.7
     Costs and expenses:
       Cost of sales                                       76.4        74.5        73.7
       Selling, general and administrative expenses        17.0        18.4        19.2
       Depreciation and amortization expenses               2.6         2.9         2.9
                                                         ----------  ----------  ----------
                                                           96.0        95.8        95.8
     Income from operations                                 4.6         4.9         4.9
     Interest expense                                       1.4         1.7         1.6
                                                         ----------  ----------  ----------
     Earnings before income taxes                           3.2         3.2         3.3
     Provision for income taxes                             1.3         1.2         1.3
                                                         ----------  ----------  ----------
     Net earnings                                           1.9%        2.0%        2.0%
                                                         ==========  ==========  ==========

     The Company has redefined its business segments from the classifications of General Merchandise and Health Services (which had included ProVantage's managed healthcare operations and ShopKo's retail pharmacy and optical departments), to a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and healthcare information technology). The new segment reporting will provide better information for shareholders and business analysts. Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated.

     The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT


                                                            FISCAL YEARS ENDED
                                                   ------------------------------------
                                                      FEB. 22,    FEB. 24,    FEB. 25,
                                                       1997        1996        1995
                                                    (52 WEEKS)  (52 WEEKS)  (52 WEEKS)
                                                    ----------  ----------  ----------
Revenues:
   Net sales                                           100.0%      100.0%      100.0%
   Licensed department rentals and other income          0.6         0.7         0.7
                                                     ----------  ----------  ----------
                                                       100.6       100.7       100.7
Costs and expenses:
   Cost of sales                                        73.8        73.8        73.6
   Selling, general and administrative expenses         18.3        18.3        18.6
   Depreciation and amortization expenses                2.8         2.9         2.9
                                                     ----------  ----------  ----------
                                                        94.9        95.0        95.1

Income from operations                                   5.7%        5.7%        5.6%
                                                     ==========  ==========  ==========


PROVANTAGE SEGMENT

                                                              FISCAL YEARS ENDED
                                                       ------------------------------------
                                                         FEB. 22,    FEB. 24,    FEB. 25,
                                                           1997        1996        1995
                                                        (52 WEEKS)  (52 WEEKS)  (52 WEEKS)
                                                        ----------  ----------  ----------
Revenues:
    Net sales                                              100.0%      100.0%      100.0%
    Licensed department rentals and other income             0.2         0.5         0.4
                                                        ----------  ----------  ----------
                                                           100.2       100.5       100.4
Costs and expenses:
    Cost of sales                                           93.1        91.0        78.0
    Selling, general and administrative expenses             3.8         5.5        10.0
    Depreciation and amortization expenses                   0.6         1.1         1.8
                                                        ----------  ----------  ----------
                                                            97.5        97.6        89.8

Income from operations                                       2.7%        2.9%       10.6%
                                                        ==========  ==========  ==========

FISCAL 1997 COMPARED TO FISCAL 1996

     Consolidated net sales for fiscal 1997 (52 weeks) increased 18.6% or $365.4 million over fiscal 1996 (52 weeks) to $2,333.4 million.

     Retail Store sales increased 6.6% or $124.7 million over fiscal 1996 to $2,005.7 million. Comparable Retail Store sales increased 6.0%. The Comparable Retail Store increases by category were as follows: Apparel - 12%, Retail Health - 8% and Hardline/Home goods - 3%. The Company attributes these increases in large part to the success of its merchandising operations and marketing initiatives. Changes in retail comparable store sales for a fiscal year are based upon those stores which were open for the entire preceding fiscal year.

     ProVantage sales increased 271.7% or $254.9 million over fiscal 1996 to $348.8 million. Management attributes this increase primarily to internally generated growth and supplementally to the acquisition of CareStream Scrip Card in August 1996. Included in ProVantage sales are amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors and the amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees. The formulary fees included in ProVantage sales were $16.7 million and $5.7 million for fiscal years 1997 and 1996, respectively. On a per claim basis, net formulary fees were $0.51 and $0.79 for fiscal years 1997 and 1996, respectively. Management expects the net formulary fees per claim to decrease in fiscal 1998.

     Consolidated gross margins as percentages of sales were 23.6% and 25.5% for fiscal 1997 and 1996, respectively. Retail Store gross margins as percentages of sales were 26.2% for both fiscal years and include LIFO charges of $2.6 million and $2.2 million for fiscal 1997 and 1996, respectively. Retail Store gross margins, before LIFO expense, were 26.3% in fiscal 1997 and fiscal 1996. ProVantage gross margins as percentages of sales were 6.9% and 9.0% for fiscal 1997 and 1996, respectively. This decrease is attributable to a larger percentage of the sales coming from the lower gross margin claims processing activities and to an increase in the percentage of formulary fees shared with clients. Management anticipates that this downward trend in gross margin percent for ProVantage will continue.

     Consolidated selling, general and administrative expenses decreased 1.4% of net sales to 17.0% compared with 18.4% in fiscal 1996. The decrease is due to increased sales related to ProVantage. Retail Store selling, general and administrative expenses were 18.3% of net sales for both fiscal years. ProVantage selling, general and administrative expenses decreased 1.7% of net sales to 3.8% compared with 5.5% in fiscal 1996. This decrease is primarily due to leveraging costs against increasing sales volumes.

     The Company's operating earnings (earnings before interest and income taxes) increased 8.6% to $105.8 million in fiscal 1997 from $97.4 million in fiscal 1996. Retail Store operating earnings (earnings before corporate expenses, interest and income taxes) increased 6.0% to $113.7 million in fiscal 1997 compared to $107.2 million in fiscal 1996. This increase is primarily due to increased sales. ProVantage operating earnings increased in fiscal 1997 to $9.5 million compared to $2.7 million in fiscal 1996. This increase is primarily due to growth in prescription benefit management services and business acquisitions.

     Net interest expense in fiscal 1997 decreased from the prior year by 0.3% of net sales to 1.4% of net sales. This decrease is primarily due to increased sales and increased interest income. Interest income increased to $4.3 million in fiscal 1997 compared with $1.8 million in fiscal 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

     Consolidated net sales for fiscal 1996 (52 weeks) increased 6.2% or $115.1 million over fiscal 1995 (52 weeks) to $1,968.0 million.

     Retail Store sales increased 2.2% or $41.1 million over fiscal 1995 to $1,881.0 million. Management attributes this sales increase to the opening of five new stores and increased business in the Company's retail pharmacy and optical centers. Comparable Retail Store sales decreased

0.5%. Management believes Retail Store sales were negatively impacted by a difficult retail environment, planned contraction of several departments and increased competitive entries.

     ProVantage sales increased 567.5% or $79.8 million over fiscal 1995 to $93.8 million. In fiscal 1995, ProVantage sales only included prescription benefit management sales for the eight week period from the date of the Company's acquisition of Bravell, Inc. (''Bravell'') to the end of the fiscal year, in addition to mail service revenues. Of the increase, $53.4 million or 380.1% is due to fiscal 1995 including only a partial year of Bravell sales. Management attributes the rest of the increase to growth in prescription benefit management services business.

     Consolidated gross margins as percentages of sales were 25.5% and 26.3% for fiscal 1996 and 1995, respectively. Retail Store gross margins as percentages of sales were 26.2% and 26.4% for fiscal 1996 and 1995, respectively. The Retail Store gross margin for fiscal 1996 includes a LIFO charge of $2.2 million and for fiscal 1995 includes a LIFO credit of $2.0 million and a $5.5 million charge to reduce certain inventories to market value. Retail Store gross margin before LIFO expense was 26.3% in fiscal 1996 and 26.2% in fiscal 1995. ProVantage gross margins as percentages of sales were 9.0% and 22.0% for fiscal 1996 and 1995, respectively. This decrease is attributable to an increase in the percentage of formulary fees shared with clients and a larger portion of the sales coming from the lower gross margin claims processing activities.

     Consolidated selling, general and administrative expenses decreased 0.8% of net sales to 18.4% compared with 19.2% in fiscal 1995. Retail Store selling, general and administrative expenses were 18.3% and 18.6% for fiscal 1996 and 1995, respectively. This improvement is primarily due to expense control initiatives. ProVantage selling, general and administrative expenses decreased to 5.5% of net sales from 10.0% of net sales in fiscal 1995. This decrease is primarily due to leveraging costs against increased sales volumes.

     The Company's operating earnings (earnings before interest and income taxes) increased 6.5% to $97.4 million in fiscal 1996 from $91.5 million in fiscal 1995. Retail Store operating earnings (earnings before corporate expenses, interest and income taxes) increased 4.4% to $107.2 million in fiscal 1996 compared to $102.7 million in fiscal 1995. This increase is primarily due to increased sales and expense control initiatives. ProVantage operating earnings increased in fiscal 1996 to $2.7 million compared to $1.5 million in fiscal 1995. The increase is due to growth in prescription benefit management services.

     Net interest expense in fiscal 1996 increased from the prior year by 0.1% of net sales to 1.7% of net sales. The increase reflects a full year of interest charges on fiscal 1995's issuance of long-term debentures.


LIQUIDITY AND CAPITAL RESOURCES

     The Company relies on cash generated from its operations, with the remaining needs being met by short-term and long-term borrowings. Cash provided from operating activities was $111.7 million, $155.6 million and $40.9 million in fiscal years 1997, 1996 and 1995, respectively.

     On November 9, 1994, the Company issued $100 million 9.0% senior unsecured notes due November 15, 2004. The net proceeds of $98.9 million, after underwriting and issuance costs, were used to reduce the Company's short-term borrowings and to provide for working capital needs and other general corporate purposes.

     Funds generated from operations, and if necessary, the existing $125 million revolving credit agreement are expected to fund the projected working capital needs and total capital expenditures through fiscal 1998, including the stock repurchase from Supervalu. See Note L of the Notes to the Consolidated Financial Statements included herein. The revolving credit agreement expires October 4, 1997. The Company anticipates being able to replace this agreement with a revolving credit agreement based on current market terms.


CAPITAL EXPENDITURES AND ACQUISITIONS

     The Company's principal use of cash was for capital expenditures and business acquisitions. The Company spent $38.9 million on capital expenditures (excluding acquisitions) in fiscal 1997, compared to $53.0 million in fiscal 1996 and $94.6 million in fiscal 1995. The following table sets forth the components of the Company's capital expenditures and acquisitions:



                                                                    FISCAL YEARS ENDED
                                                           -----------------------------------
                                                             FEB. 22,    FEB. 24,    FEB. 25,
                                                               1997        1996        1995
                                                            (52 WEEKS)  (52 WEEKS)  (52 WEEKS)
                                                            ----------  ----------  ----------
                                                                      (Millions)
Capital Expenditures
    New stores                                               $  2.5      $ 14.9     $ 31.3
    Remodeling and refixturing                                 14.6        24.7       45.2
    Distribution centers                                        1.3         0.7        2.8
    Management information and point-of-sale equipment
      and systems                                              18.8        11.7       14.8
    Other                                                       1.7         1.0        0.5
                                                             ------      ------     ------
        Total                                                $ 38.9      $ 53.0     $ 94.6
                                                             ======      ======     ======
Acquisitions                                                 $ 30.5          --     $ 15.9
                                                             ======      ======     ======

     In fiscal 1997, the Company opened two new stores under the Vision 2000 format (one of which was a relocation) and four Vision Advantage stores, which are stand alone optical centers. With respect to store remodels, the Company completed seven remodels under the Vision 2000 format in fiscal 1997. The rate of remodeling activity in fiscal years 1997 and 1996 was substantially reduced compared to fiscal 1995 and is expected to approximate the future annual level of major remodels based on a seven to ten year cycle. There are no plans to complete any major remodels or to construct any new stores in fiscal 1998; however, the Company plans to reallocate store space and modernize fixturing throughout the chain for certain merchandise categories. Expansion and remodel plans for fiscal 1999 and after are under review.

     The Company's total capital expenditures for fiscal 1998 for management information systems and other expenditures are anticipated to approximate $40 to $50 million, the majority of which would relate to existing retail business to support ongoing replacements, merchandise initiatives and continued investment in systems technology, excluding capital required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

     The Company expects to pursue growth of its retail store business through acquisition of existing retail stores or businesses. The Company may also consider the acquisition of health services businesses. Such plans may be reviewed and revised from time to time in light of changing conditions. See "Business - Expansion." Depending upon the size and structure of any such acquisitions, the Company may require additional capital resources. The Company believes that adequate sources of capital will be available.

     On August 2, 1996, the Company completed the acquisition of CareStream Scrip Card from Avatex Corporation, formerly known as FoxMeyer Health Corporation ("Avatex"). CareStream Scrip Card is a prescription benefit management company which is being integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, with a supplemental cash payment of between $2.5 million and $5.0 million due between six months and five years after August 2, 1996. The purchase price was funded from the Company's available cash.

     On October 4, 1996, the Company and the founders of Bravell entered into an agreement whereby the Company (i) acquired the remaining 3% of the common stock of Bravell which the Company did not acquire in January 1995, (ii) extinguished all remaining contingent payment obligations to the founders, and
(iii) terminated the founders' employment agreements. On April 10, 1997, the Company satisfied its obligations under this agreement by making a payment of approximately $8.9 million to the founders.


TERMINATION OF PLAN OF REORGANIZATION

     On September 7, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended as of October 9, 1996, (the "Plan of
Reorganization") with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble.

     The planned business combination was terminated on April 2, 1997 by mutual agreement between the Company, Cabot Noble and Phar-Mor. The Company anticipates recording a one-time pre-tax charge of approximately $2.8 million ($0.05 per share), during the first quarter of fiscal 1998 to cover costs associated with the proposed combination.


DIVIDEND POLICY

     As a result of the proposed transaction with Phar-Mor and Cabot Noble, the Company was prohibited from declaring or paying any dividends. Upon termination of such transaction, the Company determined to retain earnings, if any, for the growth and expansion of its business and not declare or pay any cash dividends. The Company intends to reconsider its dividend policy after completion of the secondary offering and the stock repurchase contemplated in the Stock Buyback and Secondary Offering Agreement dated April 24, 1997 between ShopKo and Supervalu. See Note L to the Notes to Consolidated Financial Statements included herein. Future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, capital expenditure program, debt repayment requirements and other factors, some of which are beyond the Company's control. There can be no assurance as to whether or when the Company's Board of Directors will change the current policy regarding dividends.

INFLATION

     Inflation has not had a significant effect on the results of operations of the Company or its internal and external sources of liquidity.

RECENT PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards ("SFAS")
No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," were issued. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 129 requires an entity to explain the pertinent rights and privileges of the various securities outstanding. Both Statements must be adopted no later than fiscal 1998. The Company is in the process of evaluating the impact of SFAS No. 128 and SFAS No. 129 on its financial statements.

STOCK BUYBACK AGREEMENT

     On April 24, 1997, the Company and Supervalu (the "Selling Shareholder") entered into a Stock Buyback and Secondary Offering Agreement pursuant to which the Company has agreed to repurchase 8,174,387 shares of Common Stock from the Selling Shareholder for $18.35 per share. The obligation of the Company and the Selling Shareholder to consummate the Stock Buyback is conditioned upon completion of a secondary public offering of the Selling Shareholder's remaining 6,557,280 shares of Common Stock (the "Offering"). Depending upon the price to the public of the Common Stock in the Offering, the expenses of the Offering to be borne by the Company could result in a one-time charge of up to approximately $8.5 million ($0.37 per share) at the time the Offering and the Stock Buyback are completed. The Stock Buyback and the Offering are expected to be significantly accretive to the Company's earnings, excluding one-time charges in fiscal 1998 related to the termination of the Phar-Mor transaction and the Offering. See Note L of the Notes to the Consolidated Financial Statements included herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated financial statements are included on pages 42 to 59 and are incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                          SERVED IN  EMPLOYED
                                                                           CURRENT    BY THE                         CURRENT
                                                                          POSITION   COMPANY   MEMBER OF BOARD OF     TERM
       NAME         AGE*                     POSITION                       SINCE     SINCE    DIRECTORS SINCE       EXPIRES
------------------  ----  ----------------------------------------------  ---------  --------  --------------------  -------
Michael W. Wright    58   Chairman and Director                                                        1980           1999

William J. Tyrrell   67   Vice Chairman and Director                                                   1974           1999

Jack W. Eugster      51   Director                                                                     1991           1997

Jeffrey C. Girard    49   Director                                                                     1991           1998

Dale P. Kramer       57   President, Chief Executive Officer and a          1991       1971            1991           1998
                          Director

William J. Podany    50   Executive Vice President and Chief Operating      1996       1994
                          Officer

Michael J. Bettiga   43   Senior Vice President, Health Services            1995       1977

Roger J. Chustz      46   Senior Vice President, General Merchandise,       1993       1993
                          Manager, Apparel

Steven T. Harig      42   Senior Vice President, Planning, Replenishment    1993       1989
                          and Analysis, Distribution, Transportation

Thomas D. Hendra     50   Senior Vice President, Special Tactical           1997       1970
                          Initiatives

Gary A. Hillerman    48   Senior Vice President, General Merchandise        1997       1996
                          Manager, Hardlines

Michael J. Hopkins   46   Senior Vice President, General Merchandise        1995       1995
                          Manager, Hardlines/Home

Jeffrey A. Jones     50   Senior Vice President and Chief Financial         1993       1993
                          Officer

Rodney D. Lawrence   39   Senior Vice President, Store Marketing,           1996       1996
                          Store Planning

David A. Liebergen   51   Senior Vice President, Human Resources,           1993       1973
                          Quality Assurance, Legal Affairs, Internal
                          Communication

L. Terry McDonald    54   Senior Vice President, Marketing                  1994       1994

James F. Tucker      52   Senior Vice President and Chief Information       1995       1994
                          Officer

*as  of February 22, 1997

     There are no family relationships between or among any of the directors or executive officers of the Company.

     The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is selected.

     There are no arrangements or understandings between any of the executive officers of the Registrant and any other person (not an officer or director of the Registrant acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant.

     Upon the closing of the public offering and the stock buyback contemplated in the Stock Buyback and Secondary Offering Agreement dated April 24, 1997 between the Company and Supervalu, Michael W. Wright, Chairman of Supervalu, and the Company, and Jeffrey C. Girard, Executive Vice President and Chief Financial Officer of Supervalu, will resign from the Company's Board of Directors. At that time it is also expected that Dale P. Kramer, the Company's President and Chief Executive Officer, will be named Chairman of the Company's Board of Directors and that William J. Podany, the Company's Executive Vice President and Chief Operating Officer, will be nominated as an additional director. A search is currently underway for new independent directors to replace Messrs. Wright and Girard.

     Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for William J. Podany, Roger J. Chustz, Gary A. Hillerman, Michael J. Hopkins, Jeffrey A. Jones, Rodney D. Lawrence, L. Terry McDonald and James F. Tucker.

     Mr. Wright has been a director of the Company since February 1980; Chairman of the Board since August 1991, and previously served as a Vice President of the Company from March 1978 to August 1991. Mr. Wright is the Chairman of the Board, President and Chief Executive Officer of Supervalu. He has held several other executive level positions since joining Supervalu in 1977. In addition to his position on the board of directors of the Company and Supervalu, Mr. Wright also serves on the boards of Norwest Corporation, Honeywell, Inc., Cargill, Inc., and Musicland Stores Corporation. He is Chairman of the board of directors of Food Marketing Institute and is a member of the board of directors of Food Distributors International (formerly the National American Wholesale Grocers Association), and the Food Business Forum
(CIES). He serves as a Trustee Emeritus of the University of Minnesota Foundation and is on the University of Minnesota Carlson School of Management Board of Overseers and the St. Thomas Academy Board of Trustees.

     Mr. Tyrrell has been a director of the Company since March 1974; Vice Chairman of the Board since August 1991, and previously served as the President of the Company from March 1973 to February 1991 and Chairman of the Company from February 1991 to August 1991.

     Mr. Eugster has been a director of the Company since September, 1991; he has been the Chairman, President and Chief Executive Officer of The Musicland Group, Inc., a retail music and home video company, since 1980 and has held the same positions with its parent company, Musicland Stores Corp., since 1988.
Mr. Eugster is also a director of Damark Inc., MidAmerican Energy Corporation, Donaldson Co., and Jostens, Inc.

     Mr. Girard has been a director of the Company since June 1991; Executive Vice President and Chief Financial Officer of Supervalu since October 1992; prior thereto, he held the positions of Executive Vice President, Chief Financial Officer and Treasurer of Supermarkets General Holdings

Corporation (a supermarket company not affiliated with the Company) and Senior Vice President and Chief Financial Officer of Supervalu.

     Mr. Kramer has been a director of the Company since August 1991; President and Chief Executive Officer of the Company since February 1991; prior thereto, he served as the Company's Executive Vice President from April 1983 to February 1986 and as its Executive Vice President and Chief Operating Officer from February 1986 to February 1991. Mr. Kramer has been employed by the Company in various other positions since 1971.

     Mr. Podany has been Executive Vice President and Chief Operating Officer since May 1996. Mr. Podany served as Executive Vice President of ShopKo from November 1994 to May 1996. He has held senior merchandising executive officer positions with Allied Stores, May Department Stores and Carter Hawley Hale since 1978. From 1992 to 1994, Mr. Podany was Executive Vice President - Merchandising, Planning and Distribution of Carter Hawley Hale, a federation of four department store chains. From 1987 to 1992, he was Senior Vice President and General Merchandise Manager of Thalhimer's and Sibley's, both divisions of May Department Stores. Mr. Podany has held a broad range of other retail merchandising positions since beginning his career in 1969.

     Mr. Chustz has been Senior Vice President - General Merchandise Manager, Apparel of ShopKo since October 1993. Mr. Chustz also served as Vice President
- General Merchandise Manager, Apparel from March 1993 to October 1993. Mr. Chustz was employed by Maison Blanche in various positions from 1975 through 1992, most recently as Senior Vice President - General Merchandising Manager. Mr. Chustz also served as President of Brocato immediately prior to joining the Company.

     Mr. Hillerman has been Senior Vice President - General Merchandise Manager, Hardlines since March 1997. Mr. Hillerman also served as Vice President - Divisional Merchandise Manager from March 1996 to March 1997. Prior he was Divisional Merchandise Manager at Dillards since 1991. Mr. Hillerman also served as Vice President of Buying at Tuesday Morning and Senior Vice President - General Merchandise Manager of Hardlines and Home at Cleveland May Company.

     Mr. Hopkins has been Senior Vice President - General Merchandise Manager, Hardlines/Home since November 1995. From 1992 to 1995, Mr. Hopkins was Senior Vice President - Merchandise Planning and Distribution at Carter Hawley Hale. Prior thereto, Mr. Hopkins served as Senior Vice President and General Merchandise Manager of Home with Broadway Southwest division of Carter Hawley Hale from 1985 to 1992.

     Mr. Jones has been Senior Vice President and Chief Financial Officer of the Company since November 1993. Mr. Jones was Senior Vice President and Chief Financial Officer for Trans World Music Corporation from 1990 through 1993. Mr. Jones also held various executive positions at Household Merchandising, Inc. and Lane Bryant, Inc., a subsidiary of The Limited, Inc.

     Mr. Lawrence has been Senior Vice President - Store Marketing and Store Planning since May 1996. Prior he was Vice President - Store Planning with Broadway Stores, Inc. from 1994 to 1996. Mr. Lawrence was Director of Store Planning with Carter Hawley Hale Stores, Inc. from 1992 to 1994 and Vice President - Visual Merchandising with Broadway from 1989 to 1992.

     Mr. McDonald has been Senior Vice President - Marketing of the Company since July 1994. Mr. McDonald was Senior Vice President - Marketing with Payless Shoe Source from 1988 to 1994 and

Senior Vice President - Advertising & Sales Promotion with M. O'Neil Co., from 1986 to 1988. Payless Shoe Source and M. O'Neil Co. are both divisions of May Department Stores. Mr. McDonald also held various merchandising and marketing positions with Cain-Sloan Co., an Allied Stores Division, including Vice President - General Merchandise Manager, Home and Vice President Advertising and Sales Promotion.

     Mr. Tucker has been Senior Vice President - Chief Information Officer of the Company since February 1995 and served as Vice President - Management Information Services from January 1994 to February 1995. Mr. Tucker was Vice President of Management Information Services with Trans World Music Corporation from 1991 through 1993. Mr. Tucker was also Vice President of Management Information Services with Chess King, Division of Melville Corporation, from 1984 until 1991.


ITEM 11. EXECUTIVE COMPENSATION

     The following table (the "Summary Compensation Table") sets forth the compensation paid by the Company for each of the last three fiscal years to the Company's Chief Executive Officer and its other four most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE


                                                                                     LONG TERM
                                                                                   COMPENSATION
                               ANNUAL COMPENSATION                                    AWARDS
                    -----------------------------------------                   -------------------

                                                                                                SECURITIES
NAME                                                          OTHER           RESTRICTED        UNDERLYING
AND                                                           ANNUAL            STOCK            OPTIONS/         ALL OTHER
PRINCIPAL                                                  COMPENSATION         AWARDS            SARS          COMPENSATION
POSITION            YEAR       SALARY($)  BONUS($)(1)         ($) (3)           ($) (4)           (#)               ($)
----------          ----       ---------  -----------      -------------     -----------        ---------       --------------
Dale P. Kramer      1997       500,000    500,000              5,271           595,000               0            22,332 (5)
President & CEO     1996       430,000    174,150              1,131                 -         100,000            20,336
                    1995       401,700    169,919              1,799                 -               0            22,957

William J. Podany   1997       390,793    312,635              2,750           371,875               0            47,445 (6)
Executive Vice      1996       340,000    121,569                  -                 -          50,000            15,391
President & COO     1995  (2)  78,115     0                        -                 -          75,000                 -

Jeffrey A. Jones    1997       285,000    228,000                 15                 -               0            12,537 (7)
Sr. Vice President  1996       285,000    93,641                  15                 -          45,000             9,212
& CFO               1995       227,616    74,886                   -                 -               0            12,200

Roger J. Chustz     1997       220,000    154,000                 10                 -               0            11,359 (8)
Sr. Vice President  1996       202,215    63,698                  10                 -          30,000            10,582
GMM/Apparel         1995       187,349    61,638                   -                 -               0            24,501

Thomas D. Hendra    1997       212,000    148,400                 20                 -               0            12,471 (9)
Sr. Vice President  1996       206,272    64,976                  25                 -          30,000             7,985
Special Tactical    1995       194,732    64,067                   -                 -               0            10,001
Initiatives


(1) Represents bonuses earned with respect to the indicated fiscal year pursuant to the Company's Executive Incentive Plan although all or a portion of the bonus may have been paid during the subsequent fiscal year.

(2)  Mr. Podany's employment with the Company commenced November 7, 1994.

(3) Represents above market interest earned under the Deferred Compensation Plan and, with respect to Messrs. Kramer and Podany, dividends on restricted stock in the following amounts: Mr. Kramer: $4,400; and Mr.
     Podany:  $2,750.

(4) On April 17, 1996, Mr. Kramer and Mr. Podany were granted 40,000 and 25,000 shares of restricted stock, respectively, pursuant to the Company's 1993 Restricted Stock Plan. The dollar amount shown equals the number of restricted shares granted, multiplied by $14.875, the per-share closing price of the Company's common stock on the date of grant. The dollar values of these restricted shares based upon the February 21, 1997 per-share closing price of $15.50 were: Mr. Kramer, $620,000; and Mr. Podany, $387,500. These valuations do not take into account the diminution in value attributable to the restrictions applicable to the shares. Mr. Podany's shares vest in full on April 17, 2001. Mr. Kramer's shares vest upon the first to occur of: (i) achievement of a targeted fair market value of ProVantage; or (ii) the per-share closing price of the Company's common stock being above a targeted level for 20 consecutive trading days. Pursuant to the 1993 Restricted Stock Plan, the restricted stock awards will also vest on certain change of control events. On April 25, 1997, Mr. Kramer waived vesting pursuant to the Company stock price criteria. Dividends are paid on all shares of restricted stock at the same rate as on unrestricted shares.

(5) All Other Compensation for Mr. Kramer includes the following: Company paid portion of individual life insurance policy: $1,275; 401(k) Company match: $4,500; and Profit Sharing Plan contributions: $16,557.

(6) All Other Compensation for Mr. Podany includes the following: Company paid portion of individual life insurance policy: $129; 401(k) Company match: $4,500; Profit Sharing Plan contributions: $9,485; and relocation expenses and tax adjustments in connection therewith: $33,331.

(7) All Other Compensation for Mr. Jones includes the following: Company paid portion of individual life insurance policy: $129; 401(k) Company match:
     $3,573; and Profit Sharing Plan contributions: $8,835.

(8) All Other Compensation for Mr. Chustz includes the following: Company paid portion of individual life insurance policy: $129; 401(k) Company match: $4,016; and Profit Sharing Plan contributions: $7,214.

(9) All Other Compensation for Mr. Hendra includes the following: Company paid portion of individual life insurance policy: $813; 401(k) Company match: $4,500; and Profit Sharing Plan contributions: $7,158.

OPTION EXERCISE AND FISCAL YEAR END VALUE TABLE

     The following table sets forth information with respect to the five executive officers named in the Summary Compensation Table concerning stock options exercised during the last fiscal year and the number and value of options outstanding at the end of fiscal 1997.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES



                                           NUMBER OF SECURITIES UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-MONEY
                                              OPTIONS/SARS AT FISCAL YEAR-END(#)             OPTIONS/SARS AT FISCAL YEAR-END ($)
                                              ----------------------------------             -----------------------------------
                     SHARES
                   ACQUIRED ON      VALUE
NAME               EXERCISE (#)  REALIZED ($)     EXERCISABLE       UNEXERCISABLE               EXERCISABLE       UNEXERCISABLE
-----------------  ------------  ------------  -----------------  -----------------          -----------------  ----------------
Dale P. Kramer     0              0                168,000           112,000                     158,160            542,440

William J. Podany  0              0                 30,000            95,000                     165,000            491,000

Jeffrey A. Jones   0              0                 21,000            59,000                     112,875            292,600

Thomas D. Hendra   0              0                 69,000            36,000                      71,580            173,820

Roger J. Chustz    6,000          31,500            27,000            52,000                      25,860            181,820


INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The Company's Bylaws provide for the indemnification of directors and officers of the Company to the full extent permitted by the Minnesota Statutes. The Company has entered into agreements to indemnify its directors, and may enter into agreements to indemnify certain officers, in addition to the indemnification provided for in the Bylaws. These agreements will, among other things, indemnify the Company's directors and certain of its officers to the full extent permitted by the Minnesota Statutes for any claims, liabilities, damages, judgments, penalties, fines, settlements, disbursements or expenses (including attorneys' fees) incurred by such person in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

SEVERANCE AGREEMENTS

     The Company has entered into change of control severance agreements (the "Severance Agreements") with certain officers of the Company, including those officers identified in the Summary Compensation Table above. The Severance Agreements provide that, if, within two years after a "Change of Control" (as defined below), the Company terminates the individual's employment other than for "Cause" (as defined below) or disability, or the individual terminates the individual's employment for "Good Reason" (as defined below), then the individual will be entitled to a lump-sum cash payment equal to (1) a multiple of one, two or three times the individual's annual base salary, plus (2) a multiple of one, two or three times the individual's average annual bonus for the three fiscal years immediately preceding the date of termination. The multiple referred to in this paragraph is three for Mr. Kramer and two for each of Mr. Podany, Mr. Jones, Mr. Hendra and Mr. Chustz. Each individual would also receive his salary through the date of termination and all other amounts owed to the individual at the date of termination under the Company's benefit plans. In addition, under such circumstances, the individual will be entitled to continued health and dental coverage for the individual and the individual's family for a one, two or three year period after the date of termination. The Severance Agreements provide that if certain amounts to be paid thereunder constitute "parachute payments," as defined in Section 280(G) of the Internal Revenue Code of 1986, as amended (the "Code"), the severance benefits owed to the individual may be decreased, but only if the result is to give the individual a larger after-tax benefit than if the payments are not reduced.
The individual is permitted to elect the payments to be reduced.

     A "Change of Control" is defined as occurring if (1) any person or group acquires 20% or more of the Company's outstanding common stock or voting securities, (2) the incumbent directors cease to constitute at least a majority of the Board of Directors, (3) the shareholders approve a merger, consolidation, liquidation, dissolution or reorganization of the Company, or
(4) the shareholders approve a complete liquidation or dissolution of the Company. For purposes of the Severance Agreements, "Cause" means (a) personal dishonesty by the individual intended to result in his substantial personal enrichment at the expense of the Company, (b) repeated, willful violations by the individual of his obligation to devote reasonable time and efforts to carry out his responsibilities to the Company, or (c) the conviction of the individual of a felony. "Good Reason" as used in the Severance Agreements means (i) any reduction of the individual's authority, responsibilities or compensation (excluding for this purpose specified actions by the Company not taken in bad faith and which are promptly remedied by the Company upon receipt of notice), (ii) any required relocation of the individual to a place of business more than 35 miles from where the individual works at the time of the Change of Control, (iii) any purported termination of the individual other than for Cause, or (iv) any failure of a successor to the Company, by merger or otherwise, to assume the Company's obligations under the Severance Agreements.

OTHER COMPENSATION

     The Company provides certain personal benefits and other noncash compensation to its executive officers. For the fiscal year ended February 22, 1997, the incremental cost of providing such compensation did not exceed the minimum amounts required to be disclosed under current Securities and Exchange Commission rules for each person named in the Summary Compensation Table.

BOARD OF DIRECTORS MEETINGS/COMMITTEES

     The Board of Directors held 12 meetings in fiscal 1997. Each incumbent director attended 75 percent or more of the total number of the meetings of the Board and those of the committees of which such director is a member.

     The Company's Board of Directors has established a Compensation and Stock Option Committee that currently is comprised of Messrs. Wright and Eugster.
The duties of the Compensation and Stock Option Committee are to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives. The Compensation and Stock Option Committee has the authority to administer the 1991 Stock Option Plan, as amended, and the 1995 Stock Option Plan (collectively the "Stock Option Plans") and the 1993 Restricted Stock Plan. In addition, the Compensation and Stock Option Committee reviews the President's recommendations on (i) compensation of all corporate officers, (ii) granting of awards under the Company's compensation and benefit plans other than the Stock Option Plans and the 1993 Restricted Stock Plan and (iii) adopting and changing major corporate compensation policies and practices, and reports its recommendations to the full Board of Directors for approval and to authorize action. The Compensation and Stock Option Committee met two times in fiscal 1997.

     The Company's Board of Directors has established an Audit Committee that is currently comprised of Mr. Eugster. The duties of the Audit Committee are to recommend to the full Board of Directors the selection of independent certified public accountants, to audit annually the financial statements of the Company, to review the activities and the reports of the independent certified public accountants and to report the results of such review to the full Board of Directors. The Audit Committee also monitors the internal audit controls of the Company. The Audit Committee met two times in fiscal 1997.

     The Company does not have a standing nominating committee.

DIRECTOR COMPENSATION

     Each director who is not an employee of the Company or Supervalu receives an annual retainer fee of $25,000, a fee of $1,000 for each board meeting attended and a fee of $1,000 for each committee meeting attended if such committee meeting is not held on the same day as a board meeting. The Company also reimburses all such directors for travel and related expenses incurred in connection with board and committee meetings.

     The Stock Option Plans provide that each non-employee director will be granted as of the date of such director's first election to the Board, an option to purchase that number of shares of Common Stock having a fair market value as of such date equal to $50,000, which will be exercisable 60% on the second anniversary of the date of grant and an additional 20% on the third and fourth anniversary of the date of grant.

     The Stock Option Plans provide that in addition to the above-referenced initial stock option grants, each non-employee director will be granted as of the date of each annual meeting of the Company's shareholders held during the term of the Stock Option Plans, if such director's term of office continues after such annual meeting, an option to purchase that number of shares of Common Stock having a fair market value as of such date equal to $15,000, which shall become exercisable in full on the second anniversary of the date of grant. On June 19, 1996, Mr. Tyrrell and Mr. Eugster were each granted options to purchase 945 shares of Common Stock at $15.875 per share pursuant to these provisions.

     The Company has adopted a deferred compensation plan for non-employee directors that allows non-employee directors to elect to defer for the next four years their annual retainers and other fees. This Plan provides that (i) the participating director must defer 100% (minus applicable tax withholding and social security tax) of the director's fees under the Plan; (ii) amounts deferred under the Plan will, at the election of the participating director, earn interest either at a rate equal to 120% of the 120-month rolling average of 10-year U.S. Treasury Notes or at a rate equal to the rate earned under one or more equity portfolios described in the Plan; and (iii) amounts deferred under the Plan will be payable in ten equal annual installments commencing upon the earlier of the participating director's termination as a director for any reason (including death) or the participating director's reaching age 70 1/2 (extended for up to five years for a director's initial deferral under the Plan). As of April 1, 1997, no current non-employee directors have elected to participate in this Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation and Stock Option Committee consists of Messrs. Wright and Eugster. From March 1978 to August 1991, Mr. Wright was a Vice President of the Company. See also "Relationship between the Company and Supervalu".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth in the table below is information regarding the beneficial ownership of shares of the Common Stock by (i) each person or entity known by the Company to beneficially own 5% or more of the total number of outstanding shares of the Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer, and (iv) the directors and executive officers of the Company as a group (17 persons). Except as otherwise noted, information with respect to directors and executive officers is as of April 4, 1997.




                                      AMOUNT AND NATURE
         NAME OF                        OF BENEFICIAL
     BENEFICIAL OWNER                  OWNERSHIP(1)(2)      PERCENT
     ----------------                 -----------------     -------
Supervalu Inc. (3)(4)                    14,731,667          45.8%
  11840 Valley View Road
  Eden Prairie, Minnesota 55244
Heartland Advisors, Inc. (5)              1,914,700           6.0%
  790 Milwaukee Street
  Milwaukee, Wisconsin 53202
Jack W. Eugster                              16,000           *
Jeffrey C. Girard (4)                         1,000           *
Dale P. Kramer (6)                          198,000           *
William J. Tyrrell                           15,000           *
Michael W. Wright (4)                          --             *
William J. Podany (6)                        30,000           *
Roger J. Chustz (6)                          41,000           *
Thomas D. Hendra (6)                         69,060           *
Jeffrey A. Jones (6)                         27,000           *

All directors and executive officers
as a group (17 persons)                     560,360           1.7%
-----------------------
*Less than 1%

(1) Except as otherwise noted, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes shares which may be acquired within 60 days pursuant to stock options as follows: Mr. Kramer 168,000 shares, Mr. Hendra 69,000 shares, Mr. Chustz 41,000 shares, Mr. Eugster 15,000 shares, Mr. Tyrrell 15,000 shares, Mr. Jones 27,000 shares and all directors and executive officers as a group, 524,400 shares.
(3) These shares are held by a wholly-owned subsidiary of Supervalu, Supermarket Operators of America, Inc.
(4) Messrs. Wright and Girard are executive officers of Supervalu and Mr. Wright is also a director of Supervalu.
(5) Based on a Schedule 13G filed on February 14, 1997. Heartland Advisors, Inc. has sole voting power with respect to 1,636,200 shares and sole dispositive power with respect to 1,781,100 shares.
(6) The number of shares shown with respect to the Company's executive officers does not reflect funds from their respective Profit Sharing and 401(k) Plans invested in Common Stock through the ShopKo Stock Fund. As of April 4, 1997, such executive officers' approximate ShopKo Stock Fund account balances were as follows: Mr. Kramer $261,206, Mr. Podany $10,157, Mr. Hendra $86,360, Mr. Chustz $24,863 and Mr. Jones $39,973.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         RELATIONSHIP BETWEEN THE COMPANY AND SUPERVALU

     The following is a summary of the material features of certain agreements, arrangements and transactions between the Company and Supervalu. The summaries of each of the following agreements are qualified in their entirety by reference to the full text of such agreement, a copy of which has been filed with the Securities and Exchange Commission and the New York Stock Exchange. These agreements may be modified and additional agreements, arrangements and transactions may be entered into by the Company and Supervalu. Any such future modifications, agreements, arrangements and transactions will be determined through negotiation between the Company and Supervalu.

INITIAL PUBLIC OFFERING AGREEMENTS

     The following agreements were developed in connection with the Company's initial public offering in October 1991 ("Initial Public Offering") when the Company was a wholly owned subsidiary of Supervalu, and, therefore, were not the result of arms-length negotiations between independent parties. As a result, while it has been the intention of the Company and Supervalu that such agreements and the transactions provided for therein, taken as a whole, would accommodate the parties' interests in a manner that is fair to the parties while continuing certain mutually beneficial arrangements, there can be no assurance that each of such agreements, or the transactions provided for therein, has been or will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

     FOOD PRODUCTS SUPPLY AGREEMENT

     The Company and Supervalu have entered into a Food Products Supply Agreement dated as of October 8, 1991 (the "Supply Agreement") whereby the Company has agreed, under certain conditions, to purchase from Supervalu all of the Company's requirements for certain products purchased from a wholesaler and sold in any food store owned or operated by the Company which is located within the geographic areas serviced by Supervalu until October 16, 1998. The type of stores covered by the Supply Agreement are any "supercenter" retail store involving the sale of food, any retail store which could be reasonably deemed to be a "food-driven concept" or any retail store offering at least two categories of perishable food items. The Company does not presently own or operate any such stores, although it may decide to do so in the future. The categories of products covered by the Supply Agreement include grocery, produce, frozen food, dairy, meat, deli, bakery, fish, health and beauty aids, housewares and cigarettes. The Company will not be required to purchase a category of food products from Supervalu if it can purchase such category from another full-service grocery wholesaler on a continuing basis upon terms which are materially superior with respect to price, payment terms, variety, quality and service.


     INDEMNIFICATION AGREEMENT

     The Company and Supervalu have entered into an Indemnification, Tax Matters and Guarantee Fee Agreement dated as of October 8, 1991 (the "Indemnification Agreement") with respect to certain liabilities which may arise after the Initial Public Offering. In general, the

     Indemnification Agreement provides that the Company and Supervalu will each indemnify the other party and that party's directors, officers, employees and agents against certain liabilities arising from or based upon the operation of their own respective businesses prior to and following such offering. Since the Company is no longer eligible to participate in Supervalu's consolidated income tax returns, the Indemnification Agreement also contains certain agreements by the parties intended to clarify responsibilities and procedures for the filing of returns, the payment of taxes and the resolution of disputes regarding taxes following such offering. The Company has provided standby letters of credit in lieu of agreed to fees associated with Supervalu guaranteeing certain obligations of the Company.

     The Company was previously a member of the Supervalu consolidated group for federal income tax purposes. The Company may be held liable for any unpaid federal income tax liabilities of the Supervalu consolidated group for each taxable year in which the Company was a member of the Supervalu consolidated group during any part of such taxable year. The Indemnification Agreement between the Company and Supervalu provides that, subject to the limitation set forth below, Supervalu will indemnify the Company for any income tax liability of the Company for any taxable year ending on or before October 16, 1991. Supervalu shall not be required to indemnify the Company against any taxes attributable to the Company for any tax periods ending on or before October 16, 1991 to the extent that such taxes result, directly or indirectly, from any adjustment made by a taxing authority to the tax liability of the Company for any period ending after October 16, 1991. Notwithstanding the above limitation, the Indemnification Agreement also provides that Supervalu will indemnify the Company for all income tax liabilities attributable to any member of the Supervalu consolidated group other than the Company for any taxable year.

     INSURANCE MATTERS AGREEMENT

     Prior to the Initial Public Offering, insurance coverage for the Company was provided under various insurance policies maintained by Supervalu. As a result of such offering, coverage for the Company ceased under such policies for certain claims made and occurrences arising after October 16, 1991. The Company has since obtained its own insurance policies. The Company and Supervalu have entered into an Insurance Matters Agreement dated as of October 8, 1991 (the "Insurance Matters Agreement") which provides for the allocation of premiums and premium adjustments under the Supervalu policies after October 16, 1991 in accordance with Supervalu's normal annual allocation process. The Insurance Matters Agreement also provides that Supervalu and the Company will cooperate in good faith on the handling of claims by the Company under the Supervalu policies after October 16, 1991, with Supervalu retaining decision-making authority in connection with any such policies that are liability policies.

       REGISTRATION RIGHTS AGREEMENT

       The Company and Supermarket Operators of America, Inc. ("SOA"), a wholly owned subsidiary of Supervalu, have entered into a Registration Rights Agreement dated as of October 8, 1991 (the "Registration Rights Agreement") pursuant to which the Company has granted certain demand and "piggyback" registration rights to SOA (and to certain affiliates of Supervalu) with respect to shares of Common Stock owned by SOA (or such affiliates) following the Initial Public Offering. Pursuant to the Registration Rights Agreement, SOA has the right to require the Company to file up to three registration statements under the Securities Act of 1933, as amended (the "Securities Act") (which may be increased by an additional 2 registrations if effected on Form S-3) covering SOA's shares exclusively. SOA also has the right, if the Company files a registration statement, to require the Company to register its shares of Common Stock for sale under the Securities Act. The Company's obligations under the Registration Rights Agreement are subject to certain limitations relating to the minimum amount of Common Stock required for registration, the timing of registration and other similar matters. The Company has agreed to pay all costs and expenses relating to the exercise of SOA's registration rights, except for underwriting commissions and filing fees relating to shares sold by SOA, any special or extraordinary auditing expenses, SOA's legal expenses, and, in the case of demand registration rights, printing fees. The Company will indemnify SOA for certain liabilities, including liabilities under the Securities Act, in connection with any such registration. The Registration Rights Agreement will terminate at such time that SOA (or its affiliates) owns less than 4.5% of the Company's outstanding Common Stock.

STOCK BUYBACK AND SECONDARY OFFERING AGREEMENT.

     On April 24, 1997, the Company and Supervalu entered into a Stock Buyback and Secondary Offering Agreement pursuant to which the Company has agreed to repurchase 8,174,387 shares of Common Stock from Supervalu for $18.35 per share (the "Stock Buyback"). The obligation of the Company and Supervalu to consummate the Stock Buyback is conditioned upon completion of a secondary public offering of Supervalu's remaining 6,557,280 shares of Common Stock (the "Offering"). Supervalu is obligated to go forward with the Offering if the offering price of the Common Stock is equal to or greater than $18.35 per share. Supervalu may choose to go forward with the Offering if the offering price of the Common Stock is less than $18.35 per share, in which case the Offering price per share will be less than the Stock Buyback price per share.

     Upon the closing of the Offering and the Stock Buyback, Michael W. Wright, Chairman of Supervalu and the Company, and Jeffrey C. Girard, Executive Vice President and Chief Financial Officer of Supervalu, will resign from the Company's Board of Directors.

     Supervalu will bear the underwriting discount and certain other expenses of the Offering estimated in the aggregate at $8,500,000, up to an amount equal to the excess of the aggregate public offering price over $123,604,728 ($18.85 per share). The Company will pay the underwriting discount to Supervalu and such expenses only to the extent not borne by Supervalu. At an offering price per share of approximately $20.25 or greater, Supervalu will bear the entire underwriting discount and such expenses. However, the Company and Supervalu have each agreed to bear the costs and expenses of its own counsel and the Company has agreed to bear certain marketing costs.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1. Consolidated Financial Statements:

       See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 40, the Independent Auditors' Report on page 41 and the Consolidated Financial Statements on pages 42 to 59, all of which are incorporated herein by reference.

    2. Financial Statement Schedules:

       See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 40 and the Financial Statement Schedule on page 60, all of which are incorporated herein by reference.

    3. Exhibits:

       See "Exhibit Index" on pages 62 to 66.

       Pursuant to Regulation S-K, Item 601(b) (4) (iii), the Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b) Reports on Form 8-K:

    No report on Form 8-K was filed during the fourth fiscal quarter of fiscal year 1997 ended February 22, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                                                            PAGE
                                                                                                            -----
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries
----------------------------------------------------------------------------------
    Independent Auditors' Report........................................................................     41

    Consolidated Statements of Earnings
       for each of the three years in the period ended February 22, 1997................................     42

    Consolidated Balance Sheets as of February 22, 1997 and February 24, 1996...........................     43

    Consolidated Statements of Cash Flows
       for each of the three years in the period ended February 22, 1997................................     44

    Consolidated Statements of Shareholders' Equity
       for each of the three years in the period ended February 22, 1997................................     45

    Notes to Consolidated Financial Statements .........................................................  46-59

Index to Financial Statement Schedules
--------------------------------------

    Schedule VIII-Valuation and Qualifying Accounts ....................................................     60



All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

     We have audited the consolidated balance sheets of ShopKo Stores, Inc. and Subsidiaries as of February 22, 1997 and February 24, 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years (52 weeks) in the period ended February 22, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and Subsidiaries as of February 22, 1997 and February 24, 1996, and the results of their operations and their cash flows for each of the three years (52 weeks) in the period ended February 22, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
April 24, 1997

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        FISCAL YEARS ENDED
                                                         -----------------------------------------------
                                                           FEBRUARY 22,   FEBRUARY 24,   FEBRUARY 25,
                                                               1997           1996           1995
                                                            (52 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                           -------------  -------------  -------------
Revenues:
    Net sales                                                $2,333,407     $1,968,016     $1,852,929
    Licensed department rentals & other income                   13,058         13,924         12,433
                                                             ----------     ----------     ----------
                                                              2,346,465      1,981,940      1,865,362
Costs and expenses:
    Cost of sales                                             1,783,741      1,466,733      1,364,913
    Selling, general and administrative expenses                397,092        361,402        355,515
    Depreciation and amortization expenses                       59,833         56,383         53,474
                                                             ----------     ----------     ----------
                                                              2,240,666      1,884,518      1,773,902
Income from operations                                          105,799         97,422         91,460
Interest expense--net                                            31,777         34,282         29,042
                                                             ----------     ----------     ----------
Earnings before income taxes                                     74,022         63,140         62,418
Provision for income taxes                                       29,076         24,701         24,628
                                                             ----------     ----------     ----------
Net earnings                                                 $   44,946     $   38,439     $   37,790
                                                             ==========     ==========     ==========
Net earnings per common share                                     $1.40          $1.20          $1.18
Weighted average number of common shares outstanding             32,092         32,005         32,014



                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                      FEBRUARY 22,  FEBRUARY 24,
                                                                          1997          1996
                                                                      ------------  ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                           $  124,550    $   89,469
    Receivables, less allowance for losses of $5,585 and $3,212,
      respectively                                                          95,178        55,514
    Merchandise inventories                                                334,962       322,433
    Other current assets                                                    10,482         8,775
                                                                        ----------    ----------
        Total current assets                                               565,172       476,191
Other assets and deferred charges                                            5,558         4,618
Intangible assets--net                                                      60,330        20,003
Property and equipment--net                                                602,832       617,148
                                                                        ----------    ----------
Total assets                                                            $1,233,892    $1,117,960
                                                                        ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable--trade                                             $  165,712    $  144,638
    Accrued compensation and related taxes                                  34,861        25,290
    Accrued other liabilities                                              113,064        72,943
    Accrued income and other taxes                                          17,664        16,797
    Current portion of long-term obligations                                 2,014         1,127
                                                                        ----------    ----------
        Total current liabilities                                          333,315       260,795
Long-term obligations                                                      418,714       415,138
Deferred income taxes                                                       20,999        20,396
Shareholders' equity:
    Preferred stock; none outstanding
    Common stock; Shares outstanding, 32,167 in 1997 and 32,005
     in 1996                                                                   322           320
    Additional paid-in capital                                             245,137       242,843
    Retained earnings                                                      215,405       178,468
                                                                        ----------    ----------
        Total shareholders' equity                                         460,864       421,631
                                                                        ----------    ----------
Total liabilities and shareholders' equity                              $1,233,892    $1,117,960
                                                                        ==========    ==========

                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             FISCAL YEARS ENDED
                                                               ---------------------------------------------
                                                                  FEBRUARY 22,  FEBRUARY 24,  FEBRUARY 25,
                                                                     1997          1996          1995
                                                                  (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                                                  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $   44,946     $  38,439     $  37,790
Adjustments to reconcile net earnings to net cash provided
 by operating activities:
    Depreciation and amortization                                     59,833        56,383        53,474
    Provision for losses on receivables                                1,200            23           287
    (Gain) loss on the sale of property and equipment                 (2,140)       (2,739)          421
    Deferred income taxes                                             (1,620)        5,206        (3,764)
    Change in assets and liabilities (excluding effects of
     business acquisitions):
       Receivables                                                   (40,636)      (13,470)       (5,611)
       Merchandise inventories                                       (12,529)       78,190       (71,769)
       Other current assets                                              523         2,448        (1,504)
       Other assets and intangibles                                  (13,062)       (2,879)       (2,059)
       Accounts payable                                               21,074        (4,655)        2,142
       Accrued liabilities                                            54,133        (1,395)       31,486
                                                                  ----------     ---------     ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                 111,722       155,551        40,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment                                  (38,899)      (53,012)      (94,600)
Proceeds from the sale of property and equipment                       3,275         4,171         6,982
Business acquisitions, net of cash acquired                          (30,500)                    (15,885)
                                                                  ----------     ---------     ---------
           NET CASH (USED IN) INVESTING ACTIVITIES                   (66,124)      (48,841)     (103,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long term obligations                                                           98,939
Change in short-term debt                                                          (15,000)      (11,200)
Change in common stock                                                 1,249                        (135)
Dividends paid                                                       (10,583)      (14,083)      (14,087)
Reduction in capital lease obligations                                (1,183)         (756)         (879)
                                                                  ----------     ---------     ---------
           NET CASH (USED IN) PROVIDED BY FINANCING
             ACTIVITIES                                              (10,517)      (29,839)       72,638
                                                                  ----------     ---------     ---------
Net increase in cash and cash equivalents                             35,081        76,871        10,028
Cash and cash equivalents at beginning of year                        89,469        12,598         2,570
                                                                  ----------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  124,550     $  89,469     $  12,598
                                                                  ==========     =========     =========
Supplemental cash flow information:
    Noncash investing and financial activities -
        Capital lease obligations incurred                        $    5,533     $   2,573     $   4,992
        Restricted stock issued                                   $    1,012
        Purchase of remaining interest in Bravell                 $    8,874
    Cash paid during the period for:
        Interest                                                  $   31,663     $  34,803     $  27,734
        Income taxes                                              $   30,086     $  33,062     $  12,910


                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      ADDITIONAL
                                                                COMMON STOCK           PAID-IN      RETAINED
                                                          SHARES           AMOUNT      CAPITAL      EARNINGS
                                                          --------------------------  ----------    --------
Balances at February 26, 1994                              32,016          $320        $242,978     $130,408
Net earnings                                                                                          37,790
Cancellation of common stock                                  (16)                         (185)
Issuance of common stock                                        5                            50
Cash dividends declared on common stock - $0.44 per
  share                                                                                              (14,086)
                                                         ------------------------------------------------------
Balances at February 25, 1995                              32,005           320         242,843      154,112
Net earnings                                                                                          38,439
Cash dividends declared on common stock - $0.44 per
  share                                                                                              (14,083)
                                                        ------------------------------------------------------
Balances at February 24, 1996                              32,005           320         242,843      178,468
Net earnings                                                                                          44,946
Sale of common stock under option plans                        97             1           1,248
Income tax benefit related to stock options                                                  35
Issuance of restricted stock                                   65             1           1,011       (1,012)
Restricted stock expense                                                                                  63
Cash dividends declared on common stock - $0.22 per
  share                                                                                               (7,060)
                                                        ------------------------------------------------------
Balances at February 22, 1997                              32,167          $322        $245,137     $215,405
                                                           ======          ====        ========     ========



                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation:

     The consolidated financial statements include the accounts of ShopKo Stores, Inc. and all its subsidiaries ("ShopKo" or the "Company"). All significant intercompany accounts and transactions have been eliminated. The Company, which is a Minnesota corporation, was incorporated in 1961. On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. Prior to completion of the offering, the Company was a wholly owned subsidiary of Supermarket Operators of America, Inc., ("SOA") which, in turn, is wholly owned by Supervalu Inc. ("Supervalu"). As of February 22, 1997, 46% of the Company's common stock was owned by Supervalu.

     ShopKo is engaged in the business of providing general merchandise and health services through its retail stores. The Company also provides prescription benefit management services; vision benefit management services; pharmacy mail service and claims processing activities through its ProVantage subsidiary. Retail stores are operated in the Upper Midwest, Western Mountain and Pacific Northwest states. All other business is conducted throughout the United States.


   Cash and Cash Equivalents:

     The Company records all highly liquid investments with a maturity of three months or less as cash equivalents. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these investments are classified as trading securities and are reported at fair value.


   Receivables:

     Receivables consist of amounts collectible from merchandise vendors for promotional and advertising allowances, from third party pharmacy insurance carriers and self-funded medical plan sponsors for medical claims, from pharmaceutical manufacturers and third party formulary administrators for formulary fees and from retail store customers for optical, main store layaway and pharmacy purchases. Substantially all amounts are expected to be collected within one year.


   Merchandise Inventories:

     Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been higher by approximately

$41.8 million at February 22, 1997, $39.2 million at February 24, 1996 and $37.0 million at February 25, 1995.

   Property and Equipment:

     Property and equipment are carried at cost. The cost of buildings and equipment is depreciated over the estimated useful lives of the assets. Buildings and certain equipment (principally computer and retail store equipment) are depreciated using the straight-line method. Remaining properties are depreciated on an accelerated basis. Useful lives generally assigned are: buildings-25 to 50 years; retail store equipment-8 to 10 years; warehouse, transportation and other equipment-3 to 10 years. Costs of leasehold improvements are amortized over the period of the lease or the estimated useful life of the asset, whichever is shorter, using the straight-line method. Property under capital leases is amortized over the related lease term using the straight-line method. Interest on property under construction of $0.1, $0.2 and $1.3 million was capitalized in fiscal years 1997, 1996 and 1995, respectively.

     The components of property and equipment are:


                                                                  FEB. 22, 1997    FEB. 24, 1996
                                                                  -------------    -------------
                                                                         (in thousands)
                Property & equipment at cost:
                  Land                                                $107,982       $107,915
                  Buildings                                            492,001        479,124
                  Equipment                                            313,505        286,763
                  Leadhold improvements                                 49,929         49,306
                  Property under construction                            2,219         10,585
                  Property under capital leases                         26,419         21,968
                                                                      --------       --------
                                                                       992,055        955,661
                Less accumulated depreciation & amortization:
                  Property & equipment                                 380,643        331,541
                  Property under capital leases                          8,580          6,972
                                                                      --------       --------
                Net property & equipment                              $602,832       $617,148
                                                                      ========       ========

   Intangible Assets:

     The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 20 to 22 years. Accumulated amortization for these costs was $2.5 million and $0.9 million at February 22, 1997 and February 24, 1996, respectively.


   Impairment of Long Lived Assets:

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of February 22, 1997 or February 24, 1996.

   Accrued Other Liabilities:

     Accrued other liabilities include amounts related to ProVantage for medical claims and formulary rebate sharing and other current liabilities not related to compensation or taxes. As of February 22, 1997 and February 24, 1996, the amounts payable by ProVantage for medical claims and formulary rebate sharing included in the accrued other liabilities were $39.8 million and $11.6 million, respectively.


   ProVantage Accounting:

     ProVantage records as sales the amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors and the amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees. Cost of sales includes the amounts paid to network pharmacies and optical centers for medical claims and the amounts paid to plan sponsors for shared formulary fees.


   Pre-opening Costs:

     Pre-opening costs of retail stores are charged against earnings in the year of the store openings.


   Net Earnings Per Common Share:

     Net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Outstanding stock options do not have a significant dilutive effect on earnings per share.


   Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.


   Reclassifications:

     Certain reclassifications have been made to the fiscal 1996 and 1995 consolidated financial statements to conform to those used in fiscal 1997.


B. ACQUISITIONS:

     On August 2, 1996, the Company completed the acquisition of CareStream Scrip Card from Avatex Corporation, formerly known as Foxmeyer Health Corporation. CareStream Scrip Card is a prescription benefit management company which is being integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, with a supplemental cash payment of between $2.5 million and $5.0 million due between six months and five years after August 2, 1996. The purchase price was funded from the Company's available cash.

     On January 3, 1995, the Company completed the acquisition of Bravell, Inc. ("Bravell"). The transaction was accounted for as a purchase, whereby the Company acquired 97% of the outstanding common stock of Bravell for approximately $17.3 million. The Company was also required to make additional payments which were contingent upon future results of Bravell's operations. In fiscal 1997, $0.7 million was paid based on the results of fiscal 1996. Bravell is a pharmacy benefit management firm that provides custom prescription benefit plan design, program administration and claims and benefit processing services to insurance companies, third party administrators and self-funded medical plan sponsors.

     On October 4, 1996, the Company and the founders of Bravell entered into an agreement whereby the Company (i) acquired the remaining 3% of the common stock of Bravell which the Company did not acquire in January 1995, (ii) extinguished all remaining contingent payment obligations to the founders and
(iii) terminated the founders' employment agreements. On April 10, 1997, the Company satisfied its obligations under this agreement by making a payment of approximately $8.9 million to the founders.

     The allocation of the purchase prices of Bravell and CareStream ScripCard were based on fair values at the dates of acquisition. The excess of the purchase prices over the fair value of the net assets acquired ("goodwill") of approximately $57.3 million is being amortized on a straight-line basis over 20 to 22 years. The results of Bravell's and Carestream ScripCard's operations since the dates of acquisition have been included in the consolidated statement of earnings.


C. SHORT-TERM DEBT:

     As of February 22, 1997, the Company had a $125.0 million revolving credit agreement with a consortium of banks. The credit agreement is unsecured and will expire October 4, 1997. The Company pays an annual facility and commitment fee of 1/4 of one percent. As of February 22, 1997 and February 24, 1996, the Company had no amounts outstanding under this agreement. There were no borrowings under the credit agreement during fiscal 1997. The Company anticipates being able to replace this agreement with a revolving credit agreement based on current market terms.

     The Company also issues letters of credit during the ordinary course of business as required by foreign vendors. As of February 22, 1997 and February 24, 1996, the Company had issued letters of credit for $33.4 million and $19.8 million, respectively.

D. LONG-TERM OBLIGATIONS AND LEASES


                                                                       FEB. 22, 1997  FEB. 24, 1996
                                                                       -------------  -------------
        Senior Unsecured Notes, 9.0% due November 15, 2004, less
          unamortized discount of $227 and $257, respectively           $  99,773        $ 99,743
        Senior Unsecured Notes, 8.5% due March 15, 2002, less
          unamortized discount of $184 and $221, respectively              99,816          99,779
        Senior Unsecured Notes, 9.25% due March 15, 2022, less
          unamortized discount of $480 and $499, respectively              99,520          99,501
        Senior Unsecured Notes, 6.5% due August 15, 2003, less
          unamortized discount of $182 and $209, respectively              99,818          99,791
        Industrial Revenue Bond, 6.4% due May 1, 2008                       1,000           1,000
        Capital lease obligations                                          20,801          16,451
                                                                        ---------        --------
                                                                          420,728         416,265
        Less current portion                                                2,014           1,127
                                                                        ---------        --------
        Long-term obligations                                           $ 418,714        $415,138
                                                                        =========        ========

     The notes contain certain covenants which, among other things, restrict the ability of the Company to consolidate, merge or convey, transfer or lease its properties and assets substantially as an entirety, to create liens or to enter into sale and leaseback transactions.

     The underwriting and issuance costs of all the long-term obligations are being amortized over the terms of the notes using the straight-line method. At February 22, 1997 and February 24, 1996, $2.6 million and $2.9 million remained to be amortized over future periods. Amortization expense for these costs was $0.3, $0.3 and $0.2 million in fiscal years 1997, 1996 and 1995, respectively.

     The Company leases certain stores and computer equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase.

     Amortization of property under capital leases was $2.7, $1.1 and $0.9 million in fiscal years 1997, 1996 and 1995, respectively. Minimum future obligations under capital leases in effect at February 22, 1997 are as follows (in thousands):


                                                                   LEASE
                YEAR                                            OBLIGATIONS
                ----                                            -----------
                1998                                             $  4,112
                1999                                                3,968
                2000                                                2,689
                2001                                                2,492
                2002                                                2,492
                Later                                              27,297
                                                                 --------
                Total minimum future obligations                   43,050
                Less interest                                      22,249
                                                                 --------
                Present value of minimum future obligations      $ 20,801
                                                                 ========

     The present values of minimum future obligations shown above are calculated based on interest rates ranging from 7.4% to 13.4%, with a weighted average of 11.8%, determined to be applicable at the inception of the leases.

     Interest expense on the outstanding obligations under capital leases was $2.2, $1.7 and $1.2 million in fiscal years 1997, 1996 and 1995, respectively.

     Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.5 million in each of the fiscal years 1997, 1996 and 1995.

     In addition to its capital leases, the Company is obligated under operating leases, primarily for land and buildings. Minimum future obligations under operating leases in effect at February 22, 1997 are as follows (in thousands):




                                                      LEASE
                        YEAR                       OBLIGATIONS
                        ----                       -----------

                        1998                        $  4,037
                        1999                           3,951
                        2000                           3,765
                        2001                           3,625
                        2002                           3,383
                        Later                         48,066
                                                    --------
                        Total minimum obligations   $ 66,827
                                                    ========

     Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $4.6, $3.5 and $2.9 million in fiscal years 1997, 1996 and 1995, respectively.

     Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of earnings reflect rent expense on a straight-line basis over the term of the leases. An obligation of $1.8 million and $1.4 million, representing pro-rata future payments, is reflected in the accompanying consolidated balance sheets at February 22, 1997 and February 24, 1996, respectively.

E. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability are as follows (in thousands):


                                                       1997      1996
                                                     --------  --------
                Deferred tax liabilities:
                    Property and equipment           $ 25,812  $ 22,556
                    LIFO inventory valuation            6,518     6,415
                    Other                               2,418     2,181
                                                     --------  --------
                    Total deferred tax liabilities     34,748    31,152
                                                     --------  --------
                Deferred tax assets:
                    Reserves and allowances           (15,155)  (11,239)
                    Capital leases                     (2,033)     (733)
                                                     --------  --------
                    Total deferred tax assets         (17,188)  (11,972)
                                                     --------  --------
                Net deferred tax liability           $ 17,560  $ 19,180
                                                     ========  ========

     The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision for federal and state income taxes includes the following (in thousands):


                                                                   1997     1996     1995
                                                                  -------  -------  -------
                Current
                    Federal                                       $25,858  $16,163  $24,379
                    State                                           4,838    3,332    4,488
                    General business and other tax credits             --       --     (475)
                Deferred                                           (1,620)   5,206   (3,764)
                                                                  -------  -------  -------
                Total provision                                   $29,076  $24,701  $24,628
                                                                  =======  =======  =======

     The effective tax rate varies from the statutory federal income tax rate for the following reasons:


                                                                         1997   1996   1995
                                                                         -----  -----  -----
          Statutory income tax rate                                      35.0%  35.0%  35.0%
          State income taxes, net of federal tax benefits                 4.0    4.0    4.1
          Other                                                           0.3    0.1    0.3
                                                                        -----  -----  -----
          Effective income tax rate                                      39.3%  39.1%  39.4%
                                                                        =====  =====  =====

     Provision is made for deferred income taxes and future income tax benefits applicable to temporary differences between financial and tax reporting. The sources of these differences and the effects of each are as follows (in thousands):


                                                         1997        1996           1995
                                                       --------    --------      ----------
          Depreciation                                 $ 3,256      $2,804       $  (247)
          Inventory and LIFO valuation reserves           (212)      2,544        (3,631)
          Bad debt and return reserves                    (685)        241          (806)
          Insurance accurals & valuation reserves       (1,625)       (537)         (315)
          Other property related items                    (707)        117           432
          Deferred compensation                           (433)       (329)         (224)
          Other                                         (1,214)        366         1,027
                                                       -------      ------       -------
          Total deferred tax (benefit) expense         $(1,620)     $5,206       $(3,764)
                                                       =======      ======       =======

     Other temporary differences between financial and tax reporting include amortization and interest relating to capital leases and certain provisions for expenses which are not deducted for tax purposes until paid.


F. PREFERRED AND COMMON STOCK

     The Company has 20,000,000 shares of $0.01 preferred stock authorized but unissued.

     There are 75,000,000 shares of $0.01 par value common stock authorized with 32,166,720 and 32,005,000 shares issued and outstanding at February 22, 1997 and February 24, 1996, respectively.

     The Company's Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has reserved 2,400,000 and 1,200,000 shares for issuance under the 1991 and 1995 Stock Option Plans. The majority of these options vest at the rate of 40% on the second anniversary of the grant date and 20% annually thereafter for officers and employees and at the rate of 60% on the second anniversary of the date of grant and 20% annually thereafter for non-employee directors. All stock options vest immediately upon a change of control. Changes in the options are as follows (shares in thousands):


                                                          WEIGHTED AVE.
                                SHARES    PRICE RANGE     EXERCISE PRICE
                                ------  ----------------  --------------
Outstanding, February 26, 1994   1,924  $10.13 - $16.25       $  13.99
Granted                            250   10.00 -  11.00          10.31
Canceled and forfeited            (238)  10.00 -  16.25         (13.80)
                                ------  ---------------       --------
Outstanding, February 25, 1995   1,936   10.00 -  16.25          13.54
Granted                            576   10.50 -  10.75          10.64
Canceled and forfeited            (139)  10.00 -  16.25         (13.77)
                                ------  ---------------       --------
Outstanding, February 26, 1996   2,373   10.00 -  16.25          12.82
Granted                            542   10.63 -  16.25          11.59
Exercised                          (97)  10.00 -  15.00         (12.91)
Canceled and forfeited            (182)  10.00 -  16.25         (11.84)
                                ------  ---------------       --------
Outstanding, February 22, 1997   2,636   10.00 -  16.25          12.63
                                ======  ===============       ========
Exercisable, February 22, 1997   1,305   10.00 -  16.25          14.14
                                ======  ===============       ========

     The weighted average remaining contractual life for options outstanding at February 22, 1997 was 6.7 years.

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation; however, it allows entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires certain disclosures, including pro forma net income and earnings per share as if the fair value based accounting method had been used for employee stock-based compensation cost. The Company has decided to adopt SFAS No. 123 through disclosure with respect to employee stock-based compensation.

     If the Company had elected to recognize compensation cost for the Stock Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net earnings and net earnings per common share would have been changed to the pro forma amounts indicated below:


                                                 1997         1996
                                                 ----         ----
        Net earnings (in thousands)
            As reported                         $44,946       $38,439
            Pro forma                            44,228        38,316
                                               --------       -------
        Net earnings per common share
            As reported                         $  1.40       $  1.20
            Pro forma                              1.38          1.20
                                               --------       -------

     The fair value of stock options used to compute pro forma net earnings and net earnings per common share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions for fiscal years 1997 and 1996 as follows:



          Risk-free interest rate                            7.0%
          Expected volatility                               29.0%
          Dividend yield                                     0.0%
          Expected option life, standard option              5.0 years
          Expected option life, performance vested option    2.5 years


     In fiscal 1994, the Company adopted a Restricted Stock Plan which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. There were 70,000 and 5,000 shares of restricted stock outstanding at February 22, 1997 and February 24, 1996, respectively.


G. EMPLOYEE BENEFITS

     Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan provides for two types of company contributions; an amount determined annually by the Board of Directors and an employer matching contribution equal to one-half of the first 6 percent of compensation contributed by participating employees. Contributions were $11.8, $7.7 and $6.7 million for fiscal years 1997, 1996 and 1995, respectively.

     The Company also has change of control severance agreements with certain key officers. Under these agreements, the officers are entitled to a lump-sum cash payment equal to a multiple of one, two or three times their annual salary plus a multiple of one, two or three times their average annual bonus for the three fiscal years immediately preceding the date of termination, if, within two years after a "change of control" (as defined in such agreements) the Company terminates the individual's employment without cause.

     In accordance with SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions," the Company accrues the estimated cost of retiree benefits, other than pensions, during employees' credited service period. The net periodic costs for postretirement benefits include the following (in thousands):


                                                             1997   1996   1995
                                                             -----  -----  -----
     Service cost for benefits accumulated during the year   $ 98   $ 98   $ 78
     Interest cost on accumulated benefit obligation           95     96     60
                                                             ----   ----   ----
        Net periodic postretirement benefit cost             $193   $194   $138
                                                             ====   ====   ====

     The Company's postretirement healthcare plans currently are not funded. The accumulated postretirement benefit obligations are as follows (in thousands):


                                                                 FEB. 22,   FEB. 24,
                                                                   1997      1996
                                                                ---------  --------
             Retirees                                           $    423   $   371
             Active plan participants                              1,163     1,022
                                                                --------   -------
               Total accumulated postretirement obligations     $  1,586   $ 1,393
                                                                ========   =======

     The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.3% in both fiscal 1997 and fiscal 1996.

     The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.3% for fiscal 1997 decreasing each successive year until it reaches 5.5% in fiscal 2015 after which it remains constant. A 1% increase in the healthcare trend rate would have an immaterial effect on the accumulated postretirement benefit obligation at the end of fiscal 1997 and fiscal 1996 and on the net periodic cost for the fiscal years.


H. RELATED PARTY TRANSACTIONS

     As a result of the initial public offering, the Company and Supervalu entered into certain agreements of which the following are still in effect:

        A food products supply agreement under which the Company has agreed to purchase from Supervalu, through October 16, 1998, all of the Company's requirements for certain products sold in any food store owned or operated by the Company and located within the geographic areas serviced by Supervalu.

        A registration rights agreement under which SOA (and certain other affiliates of Supervalu) has the right to require the Company to file up to three registration statements under the Securities Act of 1933.

     The Company's purchases of inventory from Supervalu were $1.9, $1.0 and $2.7 million for the fiscal years 1997, 1996 and 1995, respectively.

I. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosure is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Short-term debt and long-term obligations: The carrying amounts, if any, of the Company's borrowings under its short-term revolving credit agreement approximate their fair value. The fair values of the Company's long-term obligations are estimated using discounted cash flow analysis based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

     The carrying amounts and fair values of the Company's financial instruments at February 22, 1997 are as follows (amounts in thousands):




                                                        CARRYING   FAIR
                                                         AMOUNT    VALUE
                                                        --------  --------

Long-term obligations:
   Senior Unsecured Notes, due November 15, 2004        $99,773  $108,916
   Senior Unsecured Notes, due March 15, 2002            99,816   105,595
   Senior Unsecured Notes, due March 15, 2022            99,520   112,661
   Senior Unsecured Notes, due August 15, 2003           99,818    95,355
   Industrial Revenue Bond, due May 1, 2008               1,000     1,000
   Capital lease obligations                             20,801    23,425

J. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly financial information is as follows:


                                                         (In thousands, except per share data)
                                                    FISCAL YEAR (52 WEEKS) ENDED FEBRUARY 22, 1997
                                -------------------------------------------------------------------------------
                                      FIRST           SECOND         THIRD           FOURTH            YEAR
                                     (16 WKS)        (12 WKS)       (12 WKS)        (12 WKS)         (52 WKS)
                                  ------------     ------------  --------------  --------------    ------------
Net sales                            $610,911        $498,517       $ 591,208       $ 632,771      $2,333,407
Gross margins                         146,391         112,974         131,258         159,043         549,666
Net earnings                            5,759           3,922          10,936          24,329          44,946
Net earnings per common share            0.18            0.12            0.34            0.76            1.40
Weighted average shares                32,020          32,052          32,073          32,092          32,092
Dividends declared per common
share                                $   0.11        $   0.11       $      --       $      --      $     0.22

Price range per common share*   16 1/2-11 1/4   16 1/4-13 1/2       16 1/4-15   16 1/8-14 3/8   16 1/2-11 1/4




                                                    FISCAL YEAR (52 WEEKS) ENDED FEBRUARY 24, 1996
                                  -------------------------------------------------------------------------------
                                      FIRST         SECOND           THIRD             FOURTH            YEAR
                                    (16 WKS)       (12 WKS)         (12 WKS)          (12 WKS)         (52 WKS)
                                  ------------   ------------   --------------    ---------------   -------------
Net sales                            $560,472      $ 418,165       $   491,019      $    498,360     $ 1,968,016
Gross margins                         143,359        103,745           122,670           131,509         501,283
Net earnings                            5,368          1,869            10,132            21,070          38,439
Net earnings per common share            0.17           0.06              0.32              0.66            1.20
Weighted average shares                32,005         32,005            32,005            32,005          32,005
Dividends declared per common
share                                $   0.11      $    0.11       $      0.11      $       0.11     $      0.44
Price range per common share*    11 3/4-8 3/4      14-10 1/4     13 1/4-10 1/4     11 3/4-10 7/8        14-8 3/4


* Price range per common share reflects the highest and lowest stock market prices on the New York Stock Exchange during the quarter.

K. BUSINESS SEGMENT INFORMATION

     The Company has redefined its business segments from the classifications of General Merchandise and Health Services (which had included ProVantage's managed healthcare operations and ShopKo's retail pharmacy and optical departments), to a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and healthcare decision support services).

     Information about the Company's operations in the different businesses is as follows (in thousands):


                                                              FISCAL YEARS
                                                ---------------------------------------
                                                    1997         1996         1995
                                                 -----------  -----------  -----------
        Net sales
            Retail Store                         $ 2,005,731   $1,881,038   $1,839,908
            ProVantage                               348,780       93,845       14,060
            Intercompany*                            (21,104)      (6,867)      (1,039)
                                                 -----------   ----------   ----------
            Total net sales                      $ 2,333,407   $1,968,016   $1,852,929
                                                 ===========   ==========   ==========
        Earnings before income taxes
            Retail Store                         $   113,683   $  107,216   $  102,691
            ProVantage                                 9,533        2,713        1,494
            Corporate                                (17,417)     (12,507)     (12,725)
            Interest expense                         (31,777)     (34,282)     (29,042)
                                                 -----------   ----------   ----------
            Earnings before income taxes         $    74,022   $   63,140   $   62,418
                                                 ===========   ==========   ==========
        Assets
            Retail Store                         $   985,374   $  991,285   $1,066,156
            ProVantage                               123,847       38,981       27,267
            Corporate                                124,671       87,694       16,328
                                                 -----------   ----------   ----------
            Total assets                         $ 1,233,892   $1,117,960   $1,109,751
                                                 ===========   ==========   ==========
        Depreciation and amortization expenses
            Retail Store                         $    57,036   $   54,982   $   52,727
            ProVantage                                 2,312        1,009          254
            Corporate                                    485          392          493
                                                 -----------   ----------   ----------
            Total depreciation and amortization
              expenses                           $    59,833   $   56,383   $   53,474
                                                 ===========   ==========   ==========
        Capital expenditures
            Retail Store                         $    34,258   $   51,915   $   93,466
            ProVantage                                 2,953          136          620
            Corporate                                  1,688          961          514
                                                 -----------   ----------   ----------
            Total capital expenditures           $    38,899   $   53,012   $   94,600
                                                 ===========   ==========   ==========

  * Intercompany sales consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage.

L. SUBSEQUENT EVENT

   Termination of Combination:

     On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company anticipates recording a one-time pre-tax charge of approximately $2.8 million ($0.05 per share) during the first quarter of fiscal 1998 to cover costs associated with the terminated business combination.

   Common Stock Buyback and Secondary Offering:

     On April 24, 1997, the Company and Supervalu entered into an agreement pursuant to which Supervalu will exit its 46% investment in the Company. Under the terms of the agreement, the companies will enter into two simultaneous transactions. The first transaction is a secondary public offering of 6,557,280 shares of the Company's common stock. The second transaction is a stock buyback of $150.0 million representing 8,174,387 shares of its common stock held by Supervalu. Supervalu will pay the underwriting discount and certain other expenses related to the secondary offering up to an amount equal to the excess of the aggregate public offering price over $123.6 million ($18.85 per share). The Company will pay the underwriting discount and such expenses to the extent not paid by Supervalu. Should the Company be required to pay all of the cost, it may incur a one-time charge of approximately $8.5 million ($0.37 per share) at the time of closing.

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS







(In thousands)
                                                 BALANCE                CHG. TO
                                                AT BEG. OF             COSTS &         DEDUCTIONS          BALANCE AT
                                                  YEAR                   EXP.          (ADDITIONS)         END OF YEAR
                                              -------------------------------------------------------------------------
Year (52 weeks) ended February 25,
1995:
  Allowance for losses                        $   2,133              $   287           $ (1,170)  *        $  3,590
  Inventory valuation reserves                        0                5,500                                  5,500
                                              ---------------------------------------------------------------------
    Total                                     $   2,133              $ 5,787           $ (1,170)           $  9,090
                                              =====================================================================
Year (52 weeks) ended February 24,
1996:
  Allowance for losses                        $   3,590              $    23           $    401  *         $  3,212
  Inventory valuation reserves                    5,500               (3,500)                                 2,000
                                              ---------------------------------------------------------------------
    Total                                     $   9,090              $(3,477)          $    401            $  5,212
                                              =====================================================================

Year (52 weeks) ended February 22,
1997:
  Allowance for losses                        $   3,212              $ 1,200           $ (1,173)  *        $  5,585
  Inventory valuation reserves                    2,000                1,000                                  3,000
                                              ---------------------------------------------------------------------
    Total                                     $   5,212              $ 2,200           $ (1,173)           $  8,585
                                              =====================================================================

*Net of charges to accounts other than bad debt expense, primarily promotion and advertising.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             ShopKo Stores, Inc. (Registrant)
Date:  May 21, 1997

                                        By:        /s/  DALE P. KRAMER*
                                                   -------------------
                                                     Dale P. Kramer
                                         President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:




        SIGNATURE                       TITLE                        DATE
-------------------------  -------------------------------       ------------

/S/   DALE P. KRAMER*        President, Chief Executive          May 21, 1997
---------------------          Officer and a Director
Dale P. Kramer

/S/  JEFFREY A. JONES        Senior Vice President and Chief     May 21, 1997
---------------------           Financial Officer
Jeffrey A. Jones

/S/   MICHAEL W. WRIGHT*        Chairman and Director            May 21, 1997
------------------------
Michael W. Wright

/S/   WILLIAM J. TYRRELL*    Vice Chairman and Director          May 21, 1997
-------------------------
William J. Tyrrell

/S/   JACK W. EUGSTER*              Director                     May 21, 1997
----------------------
Jack W. Eugster

/S/   JEFFREY C. GIRARD*            Director                     May 21, 1997
-----------------------
Jeffrey C. Girard


*By Richard D. Schepp pursuant to Powers of Attorney attached hereto as
Exhibit 24.

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-K REPORT



                                                              Sequential Page
Exhibit                                                       Number In Manually
Number                 Exhibit                                Signed Original
-------                -------                                ------------------

3.1      Restated Articles of Incorporation of the
         Company, incorporated by reference to the Registrant's Registration Statement on Form
         S-1 (Registration No. 33-42283).

3.2 Bylaws of the Company, as amended, incorporated by reference to the Registrant's Registration
         Statement on Form S-1 (Registration No. 33-42283).

4.1.1 Indenture dated as of March 12, 1992 between the Company and First Trust National Association, as trustee, with respect to senior notes due
         March 15, 2002, incorporated by reference from the Registrant's Form 10-K, Annual Report to the
         Securities and Exchange Commission for the 53 weeks ended February 29, 1992.

4.1.2 Indenture dated as of March 12, 1992 between the Company and First Trust National Association, as trustee, with respect to senior notes due March 15, 2022, incorporated by reference from the Registrant's Form 10-K, Annual Report to the Securities and Exchange Commission for the 53 weeks ended February 29, 1992.

4.1.3 Indenture dated as of July 15, 1993 between the Company and First Trust National Association, as trustee, incorporated by reference from the Registrant's Form 10-K, Annual Report to the
         Securities and Exchange Commission for the 52 weeks ended February 26, 1994.

                                                              Sequential Page
Exhibit                                                       Number In Manually
Number                 Exhibit                                Signed Original
-------                -------                                ------------------

4.2 Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association
         (including form of preferred stock designation), incorporated by reference from the Registrant's
         Form 10-Q, Quarterly Report to the Securities and
         Exchange Commission for the 16 weeks ended
         June 20, 1992.

4.3      Credit Agreement dated as of October 4, 1993,
         ("Credit Agreement") among the Company, the banks listed there in and Morgan Guaranty Trust
         Company of New York, as agent, incorporated by reference from the Registrant's Form 10-Q, Quarterly Report to the Securities and Exchange
         Commission for the 12 weeks ended September 11, 1993.

4.4 Amendment No. 1 to Credit Agreement dated as of October 4, 1996 among the Company and the Banks named therein, incorporated by reference from the Registrant's Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 12 weeks ended September 7, 1996.

10.1.1 ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference to the Registrant's
         Registration Statement on Form S-1 (Registration
         No. 33-42283). (1)

10.1.2   Amendment to Section 11 of ShopKo Stores, Inc.
         1991 Stock Option Plan, incorporated by reference to the Registrant's definitive Proxy Statement dated
         May 9, 1995 filed in connection with the Registrant's
         1995 Annual Meeting of Shareholders. (1)

10.1.3 Form of Stock Option Agreement and First Amend-ment thereto between the Company and certain
         Officers and Employees of the Company pursuant to the ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference from the Registrant's
         Form 10-K, Annual Report to the Securities and
         Exchange Commission for the 52 weeks ended
         February 25, 1995. (1)

                                                              Sequential Page
Exhibit                                                       Number In Manually
Number                 Exhibit                                Signed Original
-------                -------                                ------------------


10.1.4 Alternative Form of Stock Option Agreement between the Company and certain Officers and Employees of the Company pursuant to the ShopKo Stores, Inc.
         1991 Stock Option Plan, incorporated by reference from the Registrant's Form 10-K, Annual Report to the Securities and Exchange Commission for the 52
         weeks ended February 25, 1995. (1)

10.1.5 ShopKo Stores, Inc. 1995 Stock Option Plan, incorporated by reference from the Registrant's
         Form 10-Q, Quarterly Report to the Securities and
         Exchange Commission for the 12 weeks ended
         December 2, 1995. (1)

10.3     ShopKo Stores, Inc. Profit Sharing and Super
         Saver Plan Trust Agreement (1989 Restatement), as amended, incorporated by reference to the Registrant's Registration Statement on Form S-1
         (Registration No. 33-42283). (1)

10.4 First and second amendments to ShopKo Stores, Inc. Profit Sharing and Super Saver Plan Trust
         Agreement, incorporated by reference from the Registrant's Form 10-K, Annual Report to the
         Securities and Exchange Commission for the 52
         weeks ended February 27, 1993. (1)

10.5 Form of Change of Control Severance Agreement between the Company and Certain Officers and Employees of the Company, incorporated by reference from the Registrant's Form 10-K, Annual
         Report to the Securities and Exchange
         Commission for the 52 weeks ended February 25, 1995. (1)

10.12    Registration Rights Agreement dated as of October
         8, 1991 between the Company and Supermarket
         Operators of America, Inc., incorporated by reference to the Registrant's Registration Statement on Form
         S-1 (Registration No. 33-45833).

                                                              Sequential Page
Exhibit                                                       Number In Manually
Number                 Exhibit                                Signed Original
-------                -------                                ------------------

10.16    Supply Agreement (Food Products) dated as of
         October 8, 1991 between the Company and
         Supervalu Inc., incorporated by reference to the Registrant's Registration Statement on Form
         S-1 (Registration No. 33-45833).

10.17    Indemnification, Tax Matters and Guarantee Fee
         Agreement dated as of October 8, 1991 between the Company and Supervalu Inc., incorporated by reference to the Registrant's
         Registration Statement on Form S-1 (Registration
         No. 33-45833).

10.19    Insurance Matters Agreement dated as of October
         8, 1991 between the Company and Supervalu
         Inc., incorporated by reference to the Registrant's
         Registration Statement on Form S-1 (Registration
         No. 33-45833).

10.20    Form of Indemnification Agreement between the
         Company and directors and certain officers of the Company, incorporated by reference to the Registrant's Registration Statement on Form S-1
         (Registration No. 33-42283). (1)

10.21    ShopKo Senior Officers Deferred Compensation
         Plan, incorporated by reference from the Registrant's Form 10-K, Annual Report to the
         Securities and Exchange Commission for the 53
         weeks ended February 29, 1992. (1)

10.22 ShopKo Directors Deferred Compensation Plan, incorporated by reference to the Registrant's
         Registration Statement on Form S-1 (Registration
         No. 33-45833). (1)

                                                              Sequential Page
Exhibit                                                       Number In Manually
Number                 Exhibit                                Signed Original
-------                -------                                ------------------

10.24 ShopKo Stores, Inc. 1993 Restricted Stock Plan, as amended, incorporated by reference to the Registrant's definitive Proxy Statement dated
         May 19, 1994 filed in connection with the Registrant's 1994 Annual Meeting of
         Shareholders. (1)

10.25 Stock Buyback and Secondary Offering Agreement dated April 24, 1997 among the Company, Supervalu
         Inc. and Supermarket Operators of America, Inc., incorporated by reference to the Registrant's Current
         Report on Form 8-K dated April 24, 1997.

11*      Computation of Earnings Per Common and
         Common Equivalent Share.

12*      Statements Re Computation of Ratios.

21.1 Subsidiaries of the Registrant, incorporated by reference from the Registrant's Form 10-K, Annual
         Report to the Securities and Exchange Commission for the 52 weeks ended February 24, 1996.

23.1*    Consent of Deloitte & Touche LLP.

24*      Directors Powers of Attorney






*Filed herewith

(1) A management contract or compensatory plan or arrangement.