Form 10-Q
period 1997-06-14
SHOPKO STORES INC
filed 1997-07-28
CIK 878314

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 14, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number 1-10876

                             SHOPKO STORES, INC.
            (Exact name of registrant as specified in its Charter)

     Minnesota                                           41-0985054
------------------------------------------------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


     700 Pilgrim Way, Green Bay, Wisconsin                   54304
------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (920) 497-2211
                                                  ----------------------------
Former name, former address and former fiscal year, if changed since last report:

     N/A
------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----

The number of shares outstanding of each of the issuer's classes of Common Stock as of July 11, 1997 is as follows:


              Title of Each Class      Shares Outstanding
              -------------------      ------------------

              Common Shares            25,279,595

              Exhibit Index            Page 1 of Page 104
              on Page 17

                              SHOPKO STORES, INC.

                                   FORM 10-Q

                      FOR THE 16 WEEKS ENDED JUNE 14, 1997

                                     INDEX




Part I    Item 1 - Financial Statements                                              Page
                                                                                     ----
                   Consolidated Statements of Earnings for the 16 weeks                3
                   ended June 14, 1997 and June 15, 1996

                   Consolidated Balance Sheets as of June 14,                          4
                   1997, June 15, 1996 and February 22, 1997

                   Consolidated Statements of Cash Flows for the 16                    5
                   weeks ended June 14, 1997 and June 15, 1996

                   Consolidated Statements of Shareholders' Equity for                 6
                   the 16 weeks ended June 14, 1997 and for the
                   year ended February 22, 1997

                   Notes to Consolidated Financial Statements                        7-8

          Item 2 - Management's Discussion and Analysis of Financial                9-15
                   Condition and Results of Operations

          Item 3 - Quantitative and Qualitative Disclosure About                      15
                   Market Risk (not applicable)

Part II   Item 2 - Changes in Securities                                              16

          Item 5 - Other Information                                                  16

          Item 6 - Exhibits and Reports on Form 8-K                                17-18

          Signatures                                                                  19

                        PART I - FINANCIAL INFORMATION



Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                       First Quarter (16 Weeks) Ended
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                   June 14,          June 15,           % Increase
                                                                     1997              1996             (Decrease)
-------------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
Revenues:
  Net sales                                                       $ 719,968         $ 610,911              17.9
  Licensed department rentals and other income                        3,843             3,831
                                                                  ---------         ---------
                                                                    723,811           614,742              17.7
Costs and expenses:
  Cost of sales                                                     556,385           464,520
  Selling, general and administrative expenses                      124,152           113,388
  Nonrecurring charge                                                 2,800                 -
  Depreciation and amortization expenses                             19,529            17,827
                                                                  ---------         ---------
                                                                    702,866           595,735              18.0

Income from operations                                               20,945            19,007              10.2
Interest expense                                                      9,025             9,522
                                                                  ---------         ---------

Earnings before income taxes                                         11,920             9,485              25.7
Provision for income taxes                                            4,682             3,726
                                                                  ---------         ---------

Net earnings                                                      $   7,238         $   5,759              25.7
                                                                  =========         =========

Basic net earnings per common share                               $    0.22         $    0.18
                                                                  =========         =========

Weighted average number of common shares
  outstanding                                                        32,240            32,020

Diluted net earnings per common share                             $    0.22         $    0.18
                                                                  =========         =========

Adjusted average number of common shares
  outstanding                                                        32,767            32,431

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                              First Quarter as of             Fiscal Year End
------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                              June 14,          June 15,            February 22,
ASSETS                                                          1997              1996                 1997
------------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                                  $  172,110       $  118,014             $  124,550
  Receivables, less allowance for losses of
    $6,185, $3,644 and $5,585, respectively                      77,786           44,834                 95,178
  Merchandise inventories                                       358,527          343,969                334,962
  Other current assets                                           17,116           18,031                 10,482
                                                             ----------       ----------             ----------
    Total current assets                                        625,539          524,848                565,172

Other assets and deferred charges                                 5,824            5,068                  5,558
Intangible assets - net                                          57,796           19,670                 60,330
Property and equipment at cost:
  Land                                                          107,983          107,917                107,982
  Buildings                                                     492,244          481,220                492,001
  Equipment                                                     318,680          293,412                313,505
  Leasehold improvements                                         49,946           49,636                 49,929
  Property under construction                                       418            5,984                  2,219
  Property under capital leases                                  26,419           21,968                 26,419
                                                             ----------       ----------             ----------
                                                                995,690          960,137                992,055
Less accumulated depreciation and amortization:
  Property and equipment                                        398,328          348,182                380,643
  Property under capital leases                                   9,388            7,749                  8,580
                                                             ----------       ----------             ----------
    Net property and equipment                                  587,974          604,206                602,832
                                                             ----------       ----------             ----------
    Total assets                                             $1,277,133       $1,153,792             $1,233,892
                                                             ==========       ===========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable - trade                                   $  188,713       $  183,294             $  165,712
  Accrued compensation and related taxes                         30,945           23,002                 34,861
  Accrued other liabilities                                     116,273           63,270                113,064
  Accrued income and other taxes                                 26,448           21,407                 17,664
  Current portion of long-term obligations                        2,014            1,090                  2,014
                                                             ----------       ----------             ----------
    Total current liabilities                                   364,393          292,063                333,315

Long-term obligations                                           418,129          415,026                418,714
Deferred income taxes                                            23,510           22,729                 20,999
Shareholders' equity:
  Common stock                                                      324              321                    322
  Additional paid-in capital                                    248,157          243,954                245,137
  Retained earnings                                             222,620          179,699                215,405
                                                             ----------       ----------             ----------
    Total shareholders' equity                                  471,101          423,974                460,864
                                                             ----------       ----------             ----------
    Total liabilities and shareholders' equity               $1,277,133       $1,153,792             $1,233,892
                                                             ==========       ==========             ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

-------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                    Year to Date (16 weeks) Ended
-------------------------------------------------------------------------------------------------------
(In thousands)
                                                                        June 14,              June 15,
                                                                          1997                  1996
-------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                          $  7,238              $  5,759
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                         19,529                17,827
   Provision for losses on receivables                                       88                    57
   Deferred income taxes                                                    387                 1,563
   Change in assets and liabilities:
    Receivables                                                          17,304                10,623
    Merchandise inventories                                             (23,564)              (21,536)
    Other current assets                                                 (4,511)               (8,486)
    Other assets and intangibles                                          1,414                  (478)
    Accounts payable                                                     23,001                38,656
    Accrued liabilities                                                   8,148                (3,830)
------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                            49,034                40,155
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                                     (3,635)               (4,476)
------------------------------------------------------------------------------------------------------

    Net cash (used in) investing activities                              (3,635)               (4,476)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in common stock                                                   2,781                   100
 Dividend payment                                                             -                (7,050)
 Reduction in capital lease obligations                                    (620)                 (184)
------------------------------------------------------------------------------------------------------

    Net cash provided by (used in) financing activities                   2,161                (7,134)
------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                47,560                28,545
Cash and cash equivalents at beginning of year                          124,550                89,469
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of first quarter                      $172,110              $118,014
======================================================================================================

Supplemental cash flow information:
 Noncash investing and financial activities -
  Restricted stock issued                                                                    $  1,012


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


-----------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                      Common Stock                         Capital in
                                            --------------------------------               Excess of             Retained
                                               Shares              Amount                  Par Value             Earnings
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 24, 1996                  32,005           $        320            $     242,843        $     178,468

Net earnings                                                                                                        44,946

Sale of common stock under option plans            97                      1                    1,248

Income tax benefit related to stock options                                                        35

Issuance of restricted stock                       65                      1                    1,011               (1,012)

Restricted stock expense                                                                                                63

Cash dividend declared on common
stock - $0.22 per share                                                                                             (7,060)
                                            ----------------------------------------------------------------------------------
BALANCES AT FEBRUARY 22, 1997                  32,167                    322                  245,137              215,405

Net earnings                                                                                                         7,238

Sale of common stock under option plans           201                      2                    2,779

Income tax benefit related to stock options                                                        71

Remeasurement of restricted stock                                                                 170                 (170)

Restricted stock expense                                                                                               147
                                            ----------------------------------------------------------------------------------
BALANCES AT JUNE 14, 1997                      32,368           $        324            $     248,157        $     222,620
                                            ==================================================================================


Interim data subject to year end audit.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies:

The 1997 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports.

During the current fiscal year, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. The required disclosures are displayed on the Company's Statements of Earnings. SFAS No. 129 requires an entity to explain the pertinent rights and privileges of the various securities outstanding. SFAS No. 129 has no impact on the Company's financial statements.

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $43.1 million and $40.3 million higher at June 14, 1997 and at June 15, 1996, respectively.

Intangible Assets:

The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 20 to 22 years. Accumulated amortization for these costs was $3.4 million and $1.1 million at June 14, 1997 and June 15, 1996, respectively.

Income Taxes:

The provision for income tax expense for the first quarter of fiscal 1998 was $4.7 million, of which $4.3 million is current and $0.4 million is deferred tax expense, respectively. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Earnings Per Common Share:

Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

Significant Events:

On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company recorded a nonrecurring pre-tax charge of $2.8 million ($0.05 per share) during the first quarter of fiscal 1998 for costs incurred in connection with the terminated business combination agreement.

On April 24, 1997, the Company and Supervalu Inc. ("Supervalu") entered into an agreement pursuant to which Supervalu exited its 46% investment in the Company. Under the terms of the agreement, the companies completed two simultaneous transactions. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock held by Supervalu for $18.35 per share. The second transaction was a secondary public offering of Supervalu's remaining 6,557,280 shares of the Company's common stock and 983,592 additional shares which were issued by the Company to cover over-allotments. The secondary offering was priced at $25.00 per share on June 26, 1997. The stock buyback and secondary offering were completed on July 2, 1997. The Company received $23.4 million proceeds from the sale of the over-allotment shares. Supervalu paid the underwriting discount for the shares it sold and certain other expenses related to the secondary offering. However, the Company and Supervalu have each agreed to bear the costs and expenses of their own counsel.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at June 14, 1997 and June 15, 1996 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The third and fourth fiscal quarters contribute a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the first quarter of fiscal 1998 and 1997 as a percentage of net sales:


                                                       First Quarter
                                                       -------------
                                                   Fiscal        Fiscal
                                                    1998          1997
                                                   ------        ------
Revenues
  Net sales                                         100.0  %      100.0  %
  Licensed department rentals and other income        0.5           0.6
                                                   ------        ------
                                                    100.5         100.6
Costs and expenses
  Cost of sales                                      77.3          76.0
  Selling, general and administrative expenses       17.2          18.6
  Nonrecurring charge                                 0.4           0.0
  Depreciation and amortization expenses              2.7           2.9
                                                   ------        ------
                                                     97.6          97.5

Income from operations                                2.9           3.1
Interest expense                                      1.2           1.6
                                                   ------        ------

Earnings before income taxes                          1.7           1.5
Provision for income taxes                            0.7           0.6
                                                   ------        ------

Net earnings                                          1.0  %        0.9  %
                                                   ======        ======

The Company has redefined its business segments to a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and healthcare information technology). The new segment reporting will provide better information for shareholders and business analysts. Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated.

The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT


                                                       First Quarter
                                                       -------------
                                                   Fiscal        Fiscal
                                                    1998          1997
                                                   ------        ------
Revenues
  Net sales                                         100.0  %      100.0  %
  Licensed department rentals and other income        0.6           0.7
                                                    ------        ------
                                                    100.6         100.7
Costs and expenses
  Cost of sales                                      73.5          74.2
  Selling, general and administrative expenses       19.4          19.4
  Depreciation and amortization expenses              3.2           3.2
                                                    ------        ------
                                                     96.1          96.8

Income from operations                                4.5  %        3.9  %




PROVANTAGE SEGMENT
                                                       First Quarter
                                                       -------------
                                                   Fiscal        Fiscal
                                                    1998          1997
                                                   ------        ------
Revenues
  Net sales                                         100.0  %      100.0  %
  Licensed department rentals and other income        0.2           0.2
                                                   ------        ------
                                                    100.2         100.2
Costs and expenses
  Cost of sales                                      93.1          92.6
  Selling, general and administrative expenses        3.6           2.9
  Depreciation and amortization expenses              0.8           0.5
                                                   ------        ------
                                                     97.5          96.0

Income from operations                                2.7  %        4.2  %


Net Sales

The following table presents the Company's consolidated net sales for the first quarter of fiscal 1998 and fiscal 1997:


                                                 % INCREASE/
                               FIRST QUARTER      (DECREASE)
                               -------------      ----------
                            FISCAL      FISCAL
                             1998        1997   TOTAL    COMP
                             ----        ----   -----    ----
        Retail Store        $577.4      $546.6     5.6     5.1
        ProVantage           150.1        69.5   116.1     N/A
        Intercompany          (7.5)       (5.2)    N/A     N/A
                            ------      ------   -----     ---
        Consolidated        $720.0      $610.9    17.9
                            ======      ======   =====

The 5.1% increase in first quarter retail comparable sales are derived from increases in the following categories: Retail Health - 11.1%, Apparel - 6.7% and Hardlines/Home - 1.9%. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

The increase in ProVantage sales is due primarily to internally generated growth and the acquisition of CareStream Scrip Card in August 1996. Included in ProVantage sales are amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors and the amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees.

Since the first quarter of last year, the Company has opened two new stores (two in the second quarter of fiscal 1997, one of which was a relocation) under the Vision 2000 format. The Company also opened four Vision Advantage free-standing optical centers as part of a new retail format. Two Vision Advantage Stores were opened during the third quarter and another two were opened during the fourth quarter of fiscal 1997. This format will focus on providing value-priced, high quality eye wear that can be manufactured in about an hour.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:


                                      First Quarter
                                      -------------
                       Retail Store     ProVantage     Consolidated
                       ------------     ----------     ------------
                      Fiscal  Fiscal  Fiscal  Fiscal  Fiscal  Fiscal
                       1998    1997    1998    1997    1998    1997
                       ----    ----    ----    ----    ----    ----
Gross margin percent  26.5 %  25.8 %  6.9 %   7.4 %   22.7 %  24.0 %

Gross margin percent
prior to LIFO charge  26.8 %  26.0 %   N/A     N/A    22.9 %  24.1 %


The increase in the retail store gross margin rate is primarily due to a shift in the sales mix away from lower gross margin promotional sales. ProVantage's decrease is primarily attributable to a larger percentage of its sales coming from the lower gross margin claims processing activities. The retail store and consolidated gross margin percentages reflect LIFO charges of $1.4 million this year versus $1.1 million last year.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percentage of sales decreased to 17.2 percent for the first quarter this year from 18.6 percent last year. The decrease is primarily due to increased ProVantage sales. Retail store selling, general and administrative expenses were 19.4 percent of net sales for both fiscal years. ProVantage selling, general and administrative expenses were 3.6 percent of net sales this year compared to 2.9 percent of net sales last year. This increase is primarily due to costs associated with acquired Scrip Card lives.

Interest Expense:

Consolidated interest expense decreased $0.5 million or 0.4 percent of net sales in the first quarter. This decrease is primarily due to increased sales and increased interest income.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from operating activities was $49.0 million for the first quarter of fiscal 1998 compared to $40.2 million for the same period last year. The Company had no borrowings outstanding under its revolving credit agreement at the end of the first quarters of both fiscal 1998 and fiscal 1997.

Funds generated from operations, and if necessary, the revolving credit agreement are expected to fund the projected working capital needs and total capital expenditures through fiscal 1998, including the stock repurchase from Supervalu. The Company entered into a new $200 million revolving credit facility on July 8, 1997. The new facility, effective through January 31, 2002, has terms and conditions similar to those of the prior credit agreement.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $3.6 million on capital expenditures in the first quarter of fiscal 1998, compared to $4.5 million for the same period last year. The Company's total capital expenditures for fiscal are anticipated to approximate $40.0 to $50.0 million, the majority of which would relate to existing retail business to support ongoing replacements, merchandise initiatives and continued investment in systems technology, excluding capital required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

Termination of Plan of Reorganization:

On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company recorded a nonrecurring pre-tax charge of $2.8 million ($0.05 per share) during the first quarter of fiscal 1998 for costs incurred in connection with the terminated business combination.

Stock Buyback Agreement:

On April 24, 1997, the Company and Supervalu Inc. ("Supervalu") entered into an agreement pursuant to which Supervalu exited its 46% investment in the Company. See "Significant Events" in Notes to Consolidated Financial Statements in Item 1.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause such differences are identified in the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 1997, and the Company's Registration Statement on Form S-3 (Reg. No. 333-26615) and such factors are incorporated herein by reference.


Item 3:  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

                          PART II - OTHER INFORMATION

Item 2.           Changes in Securities

On July 2, 1997, a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock was issued to the shareholders of record at the close of business on such date. The description and terms of the Rights are set forth in the Rights Agreement between the Company and Norwest Bank Minnesota, N.A., as agent, dated as of July 3, 1992 (the Rights Agreement"). A more complete description of the Rights and the Rights Agreement is contained in the Company's Current Report on Form 8-K dated June 26, 1997 and the exhibits thereto which are incorporated by reference herein.

The Company's Restated Articles of Incorporation (the "Restated Articles") provide that if Supervalu's beneficial ownership of shares of the Company's Common Stock is reduced to less than 15% through a public distribution effected by a sale, dividend or other distribution, a supermajority vote will be required for certain business combinations involving the Company. The completion of the secondary offering by Supervalu on July 2, 1997 caused these provisions to come into effect. Under such provisions, the Restated Articles require, with certain exceptions, the affirmative vote of 75% of the Company's voting stock to effect a merger, sale or lease of substantially all of the assets of the Company, the issuance or transfer of securities of the Company or certain other transactions, where the other party to the transaction is the beneficial owner of 5% or more of the Company's outstanding voting stock. In addition, each such covered transaction, with certain exceptions, must be approved by a majority of the outstanding voting stock of the Company, excluding the voting stock beneficially owned by the other party to the transaction. Any amendment, change or repeal of this provision of the Restated Articles would require the affirmative vote of 75% of the outstanding voting stock, and a majority of the outstanding shares of voting stock excluding voting stock beneficially owned by any party which is the beneficial owner of 5% or more of the outstanding voting stock.


Item 5.           Other Information

On July 2, 1997, Stephen E. Watson, past president of Dayton Hudson Corporation, and William J. Podany, the Company's executive vice president and chief operating officer, joined the Company's Board of Directors. Also on July 2, 1997, Dale P. Kramer was named Chairman of the Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K


     (a)   Exhibits.

           10.1 Credit Agreement dated as of July 8, 1997 among ShopKo Stores, Inc., the Banks named therein and Banker's Trust Company, as agent.


           10.2 Termination of Stock Options/Waiver of Vesting of Restricted Stock.

           10.23   ShopKo Stores, Inc., Executive Incentive Plan.


           10.3 Stock Buyback and Secondary Offering Agreement (the "Stock Buyback Agreement") dated April 24, 1997 among ShopKo Stores, Inc., Supervalu Inc., and Supermarket Operators of America, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated April 24, 1997).

           10.4 Amendment to Stock Buyback Agreement (incorporated by reference to the Company's Registration Statement on Form S-3 (Reg. No. 333-26615)).

           11      Computation of Earnings Per Common and Common Equivalent
                   Share.

           12      Statements Re Computation of Ratios.

           27      Financial Data Schedule.

     (b) Reports on Form 8-K.

     The Company filed Current Reports on Form 8-K in the first quarter of fiscal 1998 as follows:

Date of Report                  Items Reported

April 2, 1997                   Items 5,7 - Termination of the proposed
                                      business combination with Phar-Mor, Inc.
                                      and Cabot Noble, Inc.

April 24, 1997                  Items 5,7 - The Company entered into a Stock
                                      Buyback and Secondary Offering Agreement with Supervalu Inc. and Supermarket Operators of America, Inc. (the "Stock Buyback Agreement").

June 9, 1997                    Items 5,7 - The Company announced that Stephen
                                      E. Watson and William J. Podany had
                                      agreed to join the Company's Board of
                                      Directors and the Stock Buyback Agreement was amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHOPKO STORES, INC. (Registrant)



    Date:  July 28, 1997        By:  /s/ Richard D. Schepp
                                     ----------------------------------------
                                         Richard D. Schepp
                                         Vice President Legal Affairs/Secretary
                                         (Duly Authorized Officer of Registrant)


    Date:  July 28, 1997        By:  /s/ Jeffrey A. Jones
                                     ----------------------------------------
                                         Jeffrey A. Jones
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Chief Accounting Officer and Duly
                                         Authorized Officer of Registrant)

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-Q REPORT





Exhibit                                                              Sequential
Number                       Exhibit                                Page Number
-------  ---------------------------------------------------------  -----------
10.1     Credit Agreement dated as of July 8, 1997 among
         ShopKo Stores, Inc., the Banks named therein
         and Banker's Trust Company, as agent.

10.2     Termination of Stock Options/Waiver of Vesting of
         Restricted Stock.

10.23    ShopKo Stores, Inc., Executive Incentive Plan.

10.3     Stock Buyback and Secondary Offering
         Agreement (the "Stock Buyback Agreement") dated April 24, 1997 among ShopKo Stores,
         Inc., Supervalu Inc., and Supermarket Operators of America, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated
         April 24, 1997).

10.4     Amendment to Stock Buyback Agreement
         (incorporated by reference to the Company's
         Registration Statement on Form S-3 (Reg. No.
         333-26615)).

11       Computation of Earnings Per Common and
         Common Equivalent Share.

12       Statements Re Computation of Ratios.

27       Financial Data Schedule.