Form 10-Q
period 1997-09-06
SHOPKO STORES INC
filed 1997-10-21
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 6, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------
Commission file number 1-10876
                       -------

                              SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

Minnesota                                   41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 700 Pilgrim Way, Green Bay, Wisconsin       54304
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)


 Registrant's telephone number, including area code (920) 497-2211
                                                    --------------

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

Yes    X     No
     ----       ----

The number of shares outstanding of each of the issuer's classes of Common Stock as of October 3, 1997 is as follows:

    Title of Each Class                                Shares Outstanding
    -------------------                                ------------------

    Common Shares                                      25,722,024

    Exhibit Index                                      Page 1 of Page 27
    on Page 24

                              SHOPKO STORES, INC.

                                   FORM 10-Q

                    FOR THE 28 WEEKS ENDED SEPTEMBER 6, 1997



                                     INDEX

                                                                                                         Page
                                                                                                         ----

Part I       Item 1 - Financial Statements

                     Consolidated Statements of Earnings for the 12 weeks                                   3
                     ended September 6, 1997 and September 7, 1996

                     Consolidated Statements of Earnings for the 28 weeks                                   4
                     ended September 6, 1997 and September 7, 1996

                     Consolidated Balance Sheets as of September 6,                                         5
                     1997, September 7, 1996 and February 22, 1997

                     Consolidated Statements of Cash Flows for the 28                                       6
                     weeks ended September 6, 1997 and September 7,
                     1996

                     Consolidated Statements of Shareholders' Equity for                                    7
                     the 28 weeks ended September 6, 1997 and for the
                     year ended February 22, 1997

                     Notes to Consolidated Financial Statements                                          8-10

             Item 2 - Management's Discussion and Analysis of Financial                                 11-18
                      Condition and Results of Operations

             Item 3 - Quantitative and Qualitative Disclosure About                                        18
                      Market Risk (not applicable)

Part II      Item 2 - Changes in Securities                                                                19

             Item 4 - Submission of Matters to a Vote of Security Holders                                  20

             Item 5 - Other Information                                                                    21

             Item 6 - Exhibits and Reports on Form 8-K                                                  21-22

             Signatures                                                                                    23

                       PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS


------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                                 Second Quarter (12 Weeks) Ended
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                    September 6,              September 7,            % Increase
                                                                       1997                      1996                 (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Revenues:
   Net sales                                                        $    546,106              $    498,517                   9.5
   Licensed department rentals and other income                            2,900                     2,924
                                                                    ------------              ------------
                                                                         549,006                   501,441                   9.5
Costs and expenses:
   Cost of Sales                                                         426,254                   385,543
   Selling, general and administrative expenses                           94,064                    87,978
   Depreciation and amortization expenses                                 13,927                    13,983
                                                                    ------------              ------------
                                                                         534,245                   487,504                   9.6

Income from operations                                                    14,761                    13,937                   5.9
Interest expense                                                           7,888                     7,478
                                                                    ------------              ------------

Earnings before income taxes                                               6,873                     6,459                   6.4
Provision for income taxes                                                 2,700                     2,537
                                                                    ------------              ------------
Net earnings                                                        $      4,173              $      3,922                   6.4
                                                                    ============              ============

Basic net earnings per common share                                 $       0.15              $       0.12
                                                                    ============              ============
Weighted average number of common shares
   outstanding                                                            26,975                    32,052

Diluted net earnings per common share                               $       0.15              $       0.12
                                                                    ============              ============

Adjusted average number of common shares
   outstanding                                                            27,831                    32,472



See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS


------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                             Year To Date (28 Weeks) Ended
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                        September 6,           September 7,            % Increase
                                                                           1997                   1996                 (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
Revenues:
   Net sales                                                        $    1,266,074           $   1,109,428              14.1
   Licensed department rentals and other income                              6,743                   6,755
                                                                    --------------           -------------
                                                                         1,272,817               1,116,183              14.0
Costs and expenses:
   Cost of Sales                                                           982,639                 850,063
   Selling, general and administrative expenses                            218,216                 201,366
   Nonrecurring charge                                                       2,800                      --
   Depreciation and amortization expenses                                   33,456                  31,810
                                                                    --------------           -------------
                                                                         1,237,111               1,083,239              14.2

Income from operations                                                      35,706                  32,944               8.4
Interest expense                                                            16,913                  17,000
                                                                    --------------           -------------

Earnings before income taxes                                                18,793                  15,944              17.9
Provision for income taxes                                                   7,382                   6,263
                                                                    --------------           -------------

Net earnings                                                        $       11,411           $       9,681              17.9
                                                                    ==============           =============

Basic net earnings per common share                                 $         0.38           $        0.30
                                                                    ==============           =============

Weighted average number of common shares
   outstanding                                                              29,983                  32,052

Diluted net earnings per common share                               $         0.37           $        0.30
                                                                    ==============           =============
Adjusted average number of common shares
   outstanding                                                              30,675                  32,472



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                   Second Quarter as of              Fiscal Year End
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                  September 6,        September 7,          February 22,
ASSETS                                                               1997                1996                  1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                    $           9,248   $         52,023      $        124,550
  Receivables, less allowance for losses of
     $6,086, $3,870 and $5,585, respectively                              85,206             70,924                95,178
  Merchandise inventories                                                368,391            374,125               334,962
  Other current assets                                                    20,874             17,922                10,482
                                                               -----------------   ----------------      ----------------
     Total current assets                                                483,719            514,994               565,172

Other assets and deferred charges                                          6,556              5,637                 5,558
Intangible assets - net                                                   70,014             50,965                60,330
Property and equipment at cost:
  Land                                                                   107,982            108,491               107,982
  Buildings                                                              492,313            489,147               492,001
  Equipment                                                              330,331            299,520               313,505
  Leasehold improvements                                                  50,231             48,846                49,929
  Property under construction                                              1,214                782                 2,219
  Property under capital leases                                           26,419             21,968                26,419
                                                               -----------------   ----------------      ----------------
                                                                       1,008,490            968,754               992,055
Less accumulated depreciation and amortization:
  Property and equipment                                                 413,633            359,562               380,643
  Property under capital leases                                            9,993              8,359                 8,580
                                                               -----------------   ----------------      ----------------
     Net property and equipment                                          584,864            600,833               602,832
                                                               -----------------   ----------------      ----------------
     Total assets                                              $       1,145,153   $      1,172,429      $      1,233,892
                                                               =================   ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable - trade                                     $         186,362   $        174,364      $        165,712
  Accrued compensation and related taxes                                  32,978             23,441                34,861
  Accrued other liabilities                                              105,705             89,848               113,064
  Accrued income and other taxes                                          19,822             21,312                17,664
  Current portion of long-term obligations                                 2,014              1,096                 2,014
                                                               -----------------   ----------------      ----------------
    Total current liabilities                                            346,881            310,061               333,315

Long-term obligations                                                    417,690            414,849               418,714
Deferred income taxes                                                     24,090             22,753                20,999
Shareholders' equity:
  Common stock                                                               339                321                   322
  Additional paid-in capital                                             281,399            244,339               245,137
  Retained earnings                                                      226,904            180,106               215,405
  Less treasury stock                                                   (152,150)                --                    --
                                                               -----------------   ----------------      ----------------
     Total shareholders' equity                                          356,492            424,766               460,864
                                                               -----------------   ----------------      ----------------
     Total liabilities and shareholders' equity                $       1,145,153   $      1,172,429      $      1,233,892
                                                               =================   ================      ================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


-----------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                              Year to Date (28 weeks) Ended
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                 September 6,           September 7,
                                                                    1997                   1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                  $    11,411              $   9,681
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                   33,456                 31,810
    Provision for losses on receivables                                215                    132
    Gain on sale of property and equipment                                                 (1,031)
    Deferred income taxes                                            1,497                  1,680
    Change in assets and liabilities:
     Receivables                                                    10,388                (15,342)
     Merchandise inventories                                       (33,429)               (51,692)
     Other current assets                                           (8,730)                (8,303)
     Other assets and intangibles                                       41                 (2,679)
     Accounts payable                                               20,716                 29,726
     Accrued liabilities                                            (5,338)                19,559
-----------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                      30,227                 13,541
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                               (10,685)               (15,013)
 Proceeds from the sale of property and equipment                                           1,472
 Business acquisition, net of cash acquired                        (13,215)               (30,500)
-----------------------------------------------------------------------------------------------------------------------------

     Net cash (used in) investing activities                       (23,900)               (44,041)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in common stock from stock options                           9,941                    485
 Change in common stock from public offering                        23,419
 Purchase of treasury stock                                       (152,150)
 Dividend payment                                                                          (7,050)
 Reduction in capital leases and debt                               (2,839)                  (381)
-----------------------------------------------------------------------------------------------------------------------------

     Net cash (used in) financing activities                      (121,629)                (6,946)
-----------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                         (115,302)               (37,446)
Cash and cash equivalents at beginning of year                     124,550                 89,469
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of second quarter             $     9,248              $  52,023
=============================================================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Restricted stock issued                                                             $   1,012


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                      Common Stock            Capital in                            Treasury Stock
                                                 ---------------------        Excess of           Retained         -----------------
                                                 Shares         Amount        Par Value           Earnings         Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 24, 1996                      32,005    $   320          $ 242,843           $  178,468

Net earnings                                                                                          44,946

Sale of common stock under option plans                97          1              1,248

Income tax benefit related to stock options                                          35

Issuance of restricted stock                           65          1              1,011               (1,012)

Restricted stock expense                                                                                  63

Cash dividend declared on common
   stock - $0.22 per share                                                                            (7,060)

                                              --------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 22, 1997                      32,167        322            245,137              215,405

Net earnings                                                                                          11,411

Sale of common stock under option plans               706          7              9,934

Sale of common stock in public offering               984         10             23,409

Income tax benefit related to stock options                                       2,749

Remeasurement of restricted stock                                                   170                 (170)

Restricted stock expense                                                                                 258

Purchase of Treasury Stock                                                                                        (8,174) $(152,150)
                                              --------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 6, 1997                      33,857    $   339          $ 281,399          $   226,904      (8,174) $(152,150)
                                              ======================================================================================




Interim data subject to year end audit.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies:

The Company's 1997 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports.

During the current fiscal year, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. The required disclosures are displayed on the Company's Statements of Earnings. SFAS No. 129 requires an entity to explain the pertinent rights and privileges of the various securities outstanding. SFAS No. 129 has no impact on the Company's financial statements. In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Both statements must be adopted by the Company beginning February 1, 1998. However, early adoption is permitted. The Company is currently evaluating the impact of these statements on the consolidated financial statements.

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $44.2 million and $41.2 million higher at September 6, 1997 and at September 7, 1996, respectively.

Intangible Assets:

The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 20 to 22 years. Accumulated amortization for these costs was $4.1 million and $1.4 million at September 6, 1997 and September 7, 1996, respectively.

Income Taxes:

The provision for income tax expense for the first half of fiscal 1998 was $7.4 million, of which $5.9 million is current and $1.5 million is deferred tax expense, respectively. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Acquisition:

On August 20, 1997, ProVantage acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Alexandria, Virginia. Mikalix's primary subsidiary is PharMark Corporation ("PharMark"), a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for Mikalix was approximately $15.2 million, of which $13.2 million was paid in cash and $2.0 million is due over the next two years. The sellers of Mikalix may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments").
The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and certain liquidity events related to ProVantage. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market.

Significant Events:

On April 24, 1997, the Company and Supervalu Inc. ("Supervalu") entered into an agreement pursuant to which Supervalu exited its 46% investment in the Company. Under the terms of the agreement, the companies completed two simultaneous transactions. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock held by Supervalu for $18.35 per share. The second transaction was a secondary public offering of Supervalu's remaining 6,557,280 shares of the Company's common stock and 983,592 additional shares which were issued by the Company to cover over-allotments. The secondary offering was priced at $25.00 per share on June 26, 1997. The stock buyback and secondary offering were completed on July 2, 1997. The Company received $23.4 million proceeds from the sale of the over-allotment shares. Supervalu paid the underwriting discount for the shares it sold and certain other expenses related to the secondary offering. However, the Company and Supervalu each agreed to bear the costs and expenses of their own counsel.

On August 13, 1997, the Company approved a change in its fiscal year. The Company's fiscal year will now end on the Saturday closest to the end of January, commencing with the fiscal year ending January 31, 1998. This change will conform the Company's fiscal year to the National Retail Federation Retail Calendar. The transition period will be reported on Form 10-K.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 6, 1997 and September 7, 1996 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal.
The third and fourth fiscal quarters contribute a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the second quarter and first half of fiscal 1998 and 1997 as a percentage of net sales:


                                                                Second Quarter                   First Half
                                                                --------------                   ----------
                                                            Fiscal          Fiscal          Fiscal         Fiscal
                                                             1998            1997            1998           1997
                                                            ------          ------          ------         ------
 Revenues
      Net sales                                                100.0%          100.0%         100.0%         100.0%
      Licensed department rentals and other                      0.5             0.6            0.5            0.6
      income
                                                               -----           -----          -----          -----
                                                               100.5           100.6          100.5          100.6
 Costs and expenses
      Cost of sales                                             78.1            77.3           77.6           76.6
      Selling, general and administrative                       17.2            17.7           17.2           18.1
      expenses
      Nonrecurring charge                                        0.0             0.0            0.2            0.0
      Depreciation and amortization expenses                     2.6             2.8            2.7            2.9
                                                               -----           -----          -----          -----
                                                                97.8            97.8           97.7           97.6

 Income from operations                                          2.7             2.8            2.8            3.0

 Interest expense                                                1.4             1.5            1.3            1.5
                                                               -----           -----          -----          -----

 Earnings before income taxes                                    1.3             1.3            1.5            1.5
 Provision for income taxes                                      0.5             0.5            0.6            0.6
                                                               -----           -----          -----          -----

 Net earnings                                                    0.8%            0.8%           0.9%           0.9%
                                                               =====           =====          =====          =====

The Company has two business segments: a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and healthcare information technology). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated.

The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT

                                                                 Second Quarter                  First Half
                                                                 --------------                  ----------
                                                             Fiscal          Fiscal         Fiscal         Fiscal
                                                              1998            1997           1998           1997
                                                             ------          ------         ------         ------
 Revenues
      Net sales                                                 100.0   %      100.0   %      100.0  %       100.0  %
      Licensed departmental rentals and other                     0.6            0.6            0.6            0.7
      income
                                                               ------          -----          -----          -----
                                                                100.6          100.6          100.6          100.7

 Costs and expenses
      Cost of sales                                              74.5           74.9           73.9           74.5
      Selling, general and administrative                        19.3           19.1           19.4           19.3
      expenses
      Depreciation and amortization expenses                      2.9            3.1            3.1            3.2
                                                                -----          -----          -----          -----
                                                                 96.8           97.1           96.4           96.9

 Income from operations                                           3.9   %        3.6   %        4.2  %         3.7  %


PROVANTAGE SEGMENT

                                                                 Second Quarter                  First Half
                                                                 --------------                  ----------
                                                             Fiscal          Fiscal         Fiscal         Fiscal
                                                              1998            1997           1998           1997
                                                             ------          ------         ------         -------
 Revenues
      Net sales                                                 100.0   %      100.0   %      100.0  %       100.0  %
      Licensed department rentals and other                       0.2            0.2            0.2            0.2
      income
                                                                -----          -----          -----          -----
                                                                100.2          100.2          100.2          100.2

 Costs and expenses
      Cost of sales                                              93.5           93.1           93.3           92.9
      Selling, general and administrative                         3.6            3.2            3.6            3.1
      expenses
      Depreciation and amortization expenses                      0.8            0.6            0.8            0.5
                                                                -----          -----          -----          -----
                                                                 98.0           96.9           97.7           96.4

 Income from operations                                           2.2   %        3.3   %        2.5  %         3.8  %

Net Sales

The following table presents the Company's consolidated net sales for the second quarter and first half of fiscal 1998 and fiscal 1997:


                                                                       SECOND QUARTER              % INCREASE/
                                                                       --------------              -----------
                                                                                                   (DECREASE)
                                                                                                   ----------
                                                                   FISCAL           FISCAL
                                                                     1998             1997       TOTAL         COMP
                                                                     ----             ----       -----         ----
                            Retail Store                           $442.9           $430.2         3.0          2.8
                            ProVantage                              109.3             72.8        50.0          N/A
                            Intercompany                             (6.1)            (4.5)        N/A          N/A
                                                                    -----            -----         ---          ---
                            Consolidated                           $546.1           $498.5         9.5
                                                                   ======           ======         ===



                                                                         FIRST HALF                % INCREASE/
                                                                         ----------                -----------
                                                                                                   (DECREASE)
                                                                                                   ----------
                                                                   FISCAL           FISCAL
                                                                     1998             1997       TOTAL         COMP
                                                                     ----             ----       -----         ----
                            Retail Store                         $1,020.3           $976.8         4.4          4.1
                            ProVantage                              259.4            142.3        82.3          N/A
                            Intercompany                            (13.6)            (9.7)        N/A          N/A
                                                                   ------            -----         ---          ---
                            Consolidated                         $1,266.1         $1,109.4        14.1
                                                                 ========         ========        ====

The 2.8% increase in second quarter retail comparable store sales are derived from increases in the following categories: Retail Health - 10.3%, Apparel - 2.1% and Hardlines/Home - 0.3%. The 4.1% increase in first half retail comparable store sales are derived from increases in the following categories:
Retail Health - 10.8%, Apparel - 4.4% and Hardlines/Home - 1.1%. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

The increase in ProVantage sales in the second quarter and first half is due primarily to internally generated growth and the acquisition of CareStream Scrip Card in August 1996. Included in ProVantage sales are amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors and the amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees.

Since the second quarter of last year, the Company opened four Vision Advantage free-standing optical centers as part of a new retail format. Two Vision Advantage Stores were opened during the third quarter and another two were opened during the fourth quarter of fiscal 1997. This format focuses on providing value-priced, high quality eye wear that can be manufactured in about an hour.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                                                                                   Second Quarter
                                                                                   --------------
                                                         Retail Store                ProVantage                 Consolidated
                                                         ------------                ----------                 ------------
                                                     Fiscal        Fiscal        Fiscal       Fiscal        Fiscal       Fiscal
                                                      1998          1997          1998         1997          1998         1997
                                                      ----          ----          ----         ----          ----         ----
              Gross margin percent                   25.5 %        25.1 %        6.5 %         6.9 %        21.9 %        22.7 %
              Gross margin percent prior
              to LIFO charge                         25.7 %        25.3 %         N/A           N/A         22.1 %        22.8 %


                                                                                     First Half
                                                                                     ----------
                                                         Retail Store                ProVantage                 Consolidated
                                                         ------------                ----------                 ------------
                                                     Fiscal        Fiscal        Fiscal       Fiscal        Fiscal       Fiscal
                                                      1998          1997          1998         1997          1998          1997
                                                      ----          ----          ----         ----          ----          ----
              Gross margin percent                   26.1 %        25.5 %        6.7 %         7.1 %        22.4 %        23.4 %
              Gross margin percent prior
              to LIFO charge                         26.3 %        25.7 %         N/A           N/A         22.6 %        23.6 %

The increase in the retail store gross margin rate in the second quarter and first half is primarily due to a shift in the sales mix away from lower gross margin promotional sales. ProVantage's decrease in the second quarter and first half is primarily attributable to a larger percentage of its sales coming from the lower gross margin claims processing activities. The retail store and consolidated gross margin percentages for the second quarter and first half
reflect LIFO charges of $1.1 million and $2.4 million, respectively.   This is
compared to the prior year's LIFO expense of $0.8 million in the second quarter and $1.9 million in the first half.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percentage of sales decreased to 17.2 percent for the second quarter this year from 17.7 percent last year. The decrease is primarily due to the leveraging of expenses on increased sales. The retail selling, general and administrative expenses were 19.3 percent of net sales compared with 19.1 percent last year. The increase is primarily due to increased costs related to investment in information systems technology. ProVantage selling, general and administrative expenses were 3.6 percent of net sales compared with 3.2 percent last year. This increase is primarily due to costs associated with building an infrastructure to support continued growth. For the first half, consolidated selling, general and administrative expenses decreased to 17.2% of sales from 18.1% of sales last year. The decrease is primarily due to increased ProVantage sales. Retail selling, general and administrative expenses were
19.4 of net sales compared with 19.3 percent last year. ProVantage selling, general and administrative expenses were 3.6 percent of net sales compared with
3.1 percent last year.

Interest Expense:

Interest expense for the second quarter and first half was 1.4 percent of sales and 1.3 percent of sales, respectively. This is compared to the prior year's
1.5 percent of sales in both the second quarter and first half of last year. The decrease is primarily due to increased sales.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from operating activities was $30.2 million for the first half of fiscal 1998 compared to $13.5 million for the same period last year. The increase is primarily due to better utilization of working capital pertaining to inventory net of accounts payable. The Company had no borrowings outstanding under its revolving credit agreement at the end of the first half of both fiscal 1998 and fiscal 1997.

Funds generated from operations, and if necessary, the Company's revolving credit agreement are expected to fund the projected working capital needs and total capital expenditures through fiscal 1998. The Company did not require additional indebtedness to fund the stock repurchase from Supervalu, Inc. ("Supervalu"). The Company entered into a new $200 million revolving credit facility on July 8, 1997. The new facility, effective through January 31, 2002, has terms and conditions similar to those of the prior credit agreement.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $10.7 million on capital expenditures (net of acquisitions) in the first half of fiscal 1998, compared to $15.0 million (net of acquisitions) for the same period last year. The Company's total capital expenditures for fiscal 1998 are anticipated to approximate $40.0 to $50.0 million, the majority of which would relate to existing retail business to support ongoing replacements, merchandise initiatives and continued investment in systems technology, excluding capital required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

On August 20, 1997, ProVantage acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Alexandria, Virginia. Mikalix's primary subsidiary is PharMark Corporation ("PharMark"), a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. PharMark has two primary products. The first is RATIONALMED, a retrospective drug utilization review software product which is used to monitor misused or misprescribed medications. Its 8,000 rules generate approximately 25,000 alerts to physicians per month. The second is EPIMED, an outcomes research software product supporting access to a global health care database with medical and drug data. RATIONALMED and EPIMED cover approximately 19.1 million lives. These products are sold outside the United States by the subsidiary euroPharMark, Ltd. The purchase price for Mikalix was approximately $15.2 million, of which $13.2 million was paid in cash and $2.0 million is due over the next two years. The sellers of Mikalix may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and certain liquidity events related to ProVantage. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market.

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

Stock Buyback Agreement:

On April 24, 1997, the Company and Supervalu entered into an agreement pursuant to which Supervalu exited its 46% investment in the Company. See "Significant Events" in Notes to Consolidated Financial Statements in Item 1.

Change in Fiscal Calendar:

On August 13, 1997, the Company approved a change in the fiscal year calendar. See "Significant Events" in Notes to Consolidated Financial Statements in Item 1.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's current Annual Report on Form 10-K or as may be described from time to time in the Company's subsequent SEC filings.


Item 3:  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

                          PART II - OTHER INFORMATION

Item 2.           Changes in Securities

(a) The Company's Restated Articles of Incorporation (the "Restated Articles") provide that if Supervalu's beneficial ownership of shares of the Company's Common Stock is reduced to less than 15% through a public distribution effected by a sale, dividend or other distribution, a supermajority vote will be required for certain business combinations involving the Company. The completion of the secondary offering by Supervalu on July 2, 1997 caused these provisions to come into effect. Under such provisions, the Restated Articles require, with certain exceptions, the affirmative vote of 75% of the Company's voting stock to effect a merger, sale or lease of substantially all of the assets of the Company, the issuance or transfer of securities of the Company or certain other transactions, where the other party to the transaction is the beneficial owner of 5% or more of the Company's outstanding voting stock. In addition, each such covered transaction, with certain exceptions, must be approved by a majority of the outstanding voting stock of the Company, excluding the voting stock beneficially owned by the other party to the transaction. Any amendment, change or repeal of this provision of the Restated Articles would require the affirmative vote of 75% of the outstanding voting stock, and a majority of the outstanding shares of voting stock excluding voting stock beneficially owned by any party which is the beneficial owner of 5% or more of the outstanding voting stock.

(b) On July 2, 1997, a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock was issued to the shareholders of record at the close of business on such date. The description and terms of the Rights are set forth in the Rights Agreement between the Company and Norwest Bank Minnesota, N.A., as agent, dated as of July 3, 1992 ("the Rights Agreement"). A more complete description of the Rights and the Rights Agreement is contained in the Company's Current Report on Form 8-K dated June 26, 1997 and the exhibits thereto which are incorporated herein by reference.

(c) On September 24, 1997, the Board of Directors approved the amendment and restatement of the Rights Agreement. The amendment and restatement increased the purchase price (as defined therein) from $65.00 to $100.00, lowered the threshold for a so-called "flip in" from 30% to 15%, and extended the final expiration date from April 15, 2002 to September 23, 2007. A more complete description of the amendment and restatement is contained in the Company's Current Report on Form 8-K dated September 24, 1997 and exhibits thereto which are incorporated by reference herein.

(d) On September 24, 1997, the Board of Directors of the Company approved the reincorporation of the Company into Wisconsin from Minnesota. The reincorporation proposal will be submitted to shareholders for approval at the 1998 Annual Meeting of Shareholders.

(e) On August 20, 1997, ProVantage acquired Mikalix as described under Item 2 of this Form 10-Q which description is incorporated by reference herein. The securities which may be issued to the sellers of Mikalix were sold in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)               The Company held its 1997 Annual Meeting of Shareholders on
               August 13, 1997.

(b)               Votes cast for the election of directors at the 1997 Annual
               Meeting were as follows:

                       Mr. Podany:

                             For                               21,904,409

                             Withheld Authority                   197,287

                       Mr. Eugster:

                             For                               21,906,831

                             Withheld Authority                   194,865

                       Mr. Watson

                             For                               21,905,547

                             Withheld Authority                   196,149

Messrs. Wright, Girard, Kramer and Tyrrell terms of office as directors continued after the 1997 Annual Meeting of Shareholders. Subsequent to the 1997 Annual Meeting, Mr. Wright resigned from the Board, and Dr. Reinertsen joined the Board.

Votes cast to ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending January 31, 1998 were as follows:

                  For                                  22,079,788

                  Against                                   5,400

                  Abstain                                  16,508

                  Broker Non-Vote                               0


Item 5.           Other Information

On July 2, 1997, Stephen E. Watson, retired President, Chairman/Chief Executive Officer of the Department Store Division of Dayton Hudson Corporation, and William J. Podany, the Company's Executive Vice President and Chief Operating Officer, joined the Company's Board of Directors. Also on July 2, 1997, Dale
P. Kramer was named Chairman of the Board of Directors.

On August 20, 1997, Dr. James L. Reinertsen, M.D., Chief Executive Officer of HealthSystem Minnesota and Chairman of the Institute for Clinical Systems Integration joined the Company's Board of Directors. He replaced Michael W. Wright, Chairman, President and Chief Executive Officer of Supervalu Inc., who resigned from the Board pursuant to the terms of the Stock Buyback and Secondary Offering Agreement between ShopKo and Supervalu.

On September 24, 1997, the Company extended beyond October 1, 1997 the effective date of the resignation from the Board of Directors of Jeffrey C. Girard. Mr. Girard, former Executive Vice President and Chief Financial Officer of Supervalu, had previously submitted his resignation effective upon the date a successor Board member is recruited or on October 1, 1997, whichever occurred first, pursuant to the terms of the Secondary Offering and Stock Buyback Agreement with Supervalu. Mr. Girard will remain on the Board until a successor is identified.

Item 6.  Exhibits and Reports on Form 8-K


         (a)     Exhibits.

                 10.1 Credit Agreement dated as of July 8, 1997 among ShopKo Stores, Inc., the Banks named therein and Banker's Trust Company, as Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q of the quarterly period (16 weeks) ended
                          June 14, 1997.)

                 10.2 Agreement dated September 24, 1997 regarding effectiveness of resignation of Jeffrey C.
                          Girard (incorporated by reference to the Company's Current Report on Form 8-K dated September 24, 1997.)

                 10.3 Rights Agreement between ShopKo Stores and Norwest Bank Minnesota, N.A. dated as of July 3, 1992, as amended and restated as of September 24, 1997 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A dated September 29, 1997.)

                 11 Computation of Earnings Per Common and Common Equivalent Share.

                 12       Statements Re Computation of Ratios.

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the second quarter of fiscal 1998 as follows:



Date of Report                             Items Reported
--------------                             --------------
June 20, 1997                              Items 5,7 - The Company announced
                                                 results of its first fiscal
                                                 quarter ended June 14, 1997.

June 26, 1997                              Items 5,7 - The Company announced
                                                 the expected distribution of
                                                 one Right per share of
                                                 outstanding Company common
                                                 stock.

August 13, 1997                            Item 8 - The Company approved a
                                                 change in its fiscal year to
                                                 conform to the National Retail
                                                 Federation Retail calendar.

August 20, 1997                            Items 5,7 - The Company announced
                                                 that Dr. James L. Reinertsen,
                                                 M.D., had joined the Company's
                                                 Board of Directors and that
                                                 Mr. Wright had resigned from
                                                 the Board.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SHOPKO STORES, INC. (Registrant)


Date:    October 17, 1997                  By:     /s/ Richard D. Schepp
                                              ---------------------------------
                                                  Richard D. Schepp
                                                  Vice President Legal
                                                  Affairs/Secretary
                                                  (Duly Authorized Officer of
                                                  Registrant)


Date:    October 17, 1997                  By:     /s/ Jeffery R. Simons
                                              ---------------------------------
                                                  Jeffery R. Simons
                                                  Vice President and Controller
                                                  (Chief Accounting Officer and
                                                  Duly Authorized Officer of
                                                  Registrant)

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-Q REPORT



Exhibit                                                              Sequential
Number                            Exhibit                           Page Number
------                            -------                           -----------

10.1 Credit Agreement dated as of July 8, 1997 among ShopKo Stores, Inc., the Banks named therein and Banker's Trust Company, as Agent
                 (incorporated by reference to the Company's
                 Quarterly Report on Form 10-Q of the quarterly period (16 weeks) ended June 14, 1997.)

10.2             Agreement, dated September 24, 1997
                 regarding effectiveness of resignation of Jeffrey
                 C. Girard (incorporated by reference to the Company's Current Report on Form 8-K dated
                 September 24, 1997.)

10.3             Rights Agreement between ShopKo Stores
                 and Norwest Bank Minnesota, N.A. dated as of July 3, 1992, as amended and restated as of September 24, 1997 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A dated
                 September 29, 1997.)

11               Computation of Earnings Per Common and
                 Common Equivalent Share.

12               Statements Re Computation of Ratios.

27               Financial Data Schedule.