Form 10-Q
period 1997-11-29
SHOPKO STORES INC
filed 1998-01-13
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended November 29, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------
Commission file number 1-10876

                              SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)


 Minnesota                                41-0985054
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 700 Pilgrim Way, Green Bay, Wisconsin           54304
-------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code         (920) 497-2211
                                                   ----------------------------
Former name, former address and former fiscal year, if changed since last report:

     N/A
-------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 29, 1997 is as follows:


    Title of Each Class                Shares Outstanding
    -------------------                ------------------

    Common Shares                      25,742,496

    Exhibit Index                      Page 1 of Page 26
    on Page 23

                              SHOPKO STORES, INC.

                                   FORM 10-Q

             FOR THE 12 WEEKS AND 40 WEEKS ENDED NOVEMBER 29, 1997

                                     INDEX
                                                                        Page


Part I   Item 1 - Financial Statements

                Consolidated Statements of Earnings for the 12 weeks     3
                ended November 29, 1997 and November 30, 1996

                Consolidated Statements of Earnings for the 40 weeks     4
                ended November 29, 1997 and November 30, 1996

                Consolidated Balance Sheets as of November 29,           5
                1997, November 30, 1996 and February 22, 1997

                Consolidated Statements of Cash Flows for the 40         6
                weeks ended November 29, 1997 and November 30,
                1996

                Consolidated Statements of Shareholders' Equity for      7
                the 40 weeks ended November 29, 1997 and for the year ended February 22, 1997

                Notes to Consolidated Financial Statements               8-10

         Item 2 - Management's Discussion and Analysis of Financial      11-19
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure About          19
                  Market Risk (not applicable)

Part II  Item 2 - Changes in Securities and Use of Proceeds              20

         Item 5 - Other Information                                      20

         Item 6 - Exhibits and Reports on Form 8-K                       21

         Signatures                                                      22

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS


-------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                        Third Quarter (12 Weeks) Ended
-------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                       November 29,  November 30,  % Increase
                                                                          1997          1996       (Decrease)
-------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Revenues:
   Net sales                                                           $   608,389  $   591,208      2.9
   Licensed department rentals and other income                              2,853        3,168
                                                                       -----------  -----------
                                                                           611,242      594,376      2.8
Costs and expenses:
   Cost of sales                                                           470,246      459,950
   Selling, general and administrative expenses                             98,154       94,146
   Depreciation and amortization expenses                                   14,960       14,287
                                                                       -----------  -----------
                                                                           583,360      568,383      2.6

Income from operations                                                      27,882       25,993      7.3
Interest expense                                                             8,265        7,983
                                                                       -----------  -----------

Earnings before income taxes                                                19,617       18,010      8.9
Provision for income taxes                                                   7,705        7,074
                                                                       -----------  -----------

Net earnings                                                           $    11,912  $    10,936      8.9
                                                                       ===========  ===========

Basic net earnings per common share                                    $      0.46  $      0.34
                                                                       ===========  ===========

Weighted average number of common shares
   outstanding                                                              25,718       32,073

Diluted net earnings per common share                                  $      0.45  $      0.34
                                                                       ===========  ===========

Adjusted weighted average number of common shares
   outstanding                                                              26,468       32,413



See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS


----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                    Year To Date (40 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                   November 29,  November 30,   % Increase
                                                                       1997         1996        (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Revenues:
   Net sales                                                       $ 1,874,463  $ 1,700,636        10.2
   Licensed department rentals and other income                          9,596        9,923
                                                                   -----------  -----------
                                                                     1,884,059    1,710,559        10.1
Costs and expenses:
   Cost of sales                                                     1,452,885    1,310,013
   Selling, general and administrative expenses                        316,370      295,512
   Nonrecurring charge                                                   2,800         -
   Depreciation and amortization expenses                               48,416       46,097
                                                                   -----------  -----------
                                                                     1,820,471    1,651,622        10.2

Income from operations                                                  63,588       58,937         7.9
Interest expense                                                        25,178       24,983
                                                                   -----------  -----------

Earnings before income taxes                                            38,410       33,954        13.1
Provision for income taxes                                              15,087       13,337
                                                                   -----------  -----------

Net earnings                                                       $    23,323  $    20,617        13.1
                                                                   ===========  ===========

Basic net earnings per common share                                $      0.81  $      0.64
                                                                   ===========  ===========

Weighted average number of common shares
   outstanding                                                          28,704       32,073

Diluted net earnings per common share                              $      0.79  $      0.64
                                                                   ===========  ===========

Adjusted weighted average number of common shares
   outstanding                                                          29,415       32,413


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                            Third Quarter as of       Fiscal Year End
---------------------------------------------------------------------------------------------------------
(In thousands)
                                                             November 29,   November 30,     February 22,
ASSETS                                                          1997           1996            1997
---------------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                  $   18,469     $   44,058       $  124,550
  Receivables, less allowance for losses of
     $5,515, $4,460 and $5,585, respectively                     91,362         94,924           95,178
  Merchandise inventories                                       445,088        434,028          334,962
  Other current assets                                           21,319         15,582           10,482
                                                             ----------     ----------       ----------
     Total current assets                                       576,238        588,592          565,172

Other assets and deferred charges                                 5,874          5,936            5,558
Intangible assets - net                                          69,789         50,908           60,330
Property and equipment at cost:
  Land                                                          107,982        108,237          107,982
  Buildings                                                     493,743        490,862          492,001
  Equipment                                                     341,414        304,311          313,505
  Leasehold improvements                                         50,351         49,148           49,929
  Property under construction                                       368            988            2,219
  Property under capital leases                                  26,419         21,968           26,419
                                                             ----------     ----------       ----------
                                                              1,020,277        975,514          992,055
Less accumulated depreciation and amortization:
  Property and equipment                                        426,939        370,989          380,643
  Property under capital leases                                  10,599          8,985            8,580
                                                             ----------     ----------       ----------
     Net property and equipment                                 582,739        595,540          602,832
                                                             ----------     ----------       ----------
     Total assets                                            $1,234,640     $1,240,976       $1,233,892
                                                             ==========     ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                            $    5,000     $     -          $     -
  Accounts payable - trade                                      230,345        229,074          165,712
  Accrued compensation and related taxes                         35,494         26,969           34,861
  Accrued other liabilities                                     123,090         81,375          113,064
  Accrued income and other taxes                                 27,941         30,538           17,664
  Current portion of long-term obligations                        2,014          1,096            2,014
                                                             ----------     ----------       ----------
    Total current liabilities                                   423,884        369,052          333,315

Long-term obligations                                           417,252        414,505          418,714
Deferred income taxes                                            24,249         21,198           20,999
Shareholders' equity:
  Common stock                                                      339            321              322
  Additional paid-in capital                                    282,168        244,841          245,137
  Retained earnings                                             238,927        191,059          215,405
  Less treasury stock                                          (152,179)          -                -
                                                             ----------     ----------       ----------
     Total shareholders' equity                                 369,255        436,221          460,864
                                                             ----------     ----------       ----------
     Total liabilities and shareholders' equity              $1,234,640     $1,240,976       $1,233,892
                                                             ==========     ==========       ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


---------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                            Year to Date (40 weeks) Ended
---------------------------------------------------------------------------------------------
(In thousands)
                                                                   November 29,  November 30,
                                                                      1997          1996
---------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                     $   23,323     $   20,617
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                     48,416         46,097
    Provision for losses on receivables                                 (160)           165
    Gain on sale of property and equipment                                           (1,847)
    Deferred income taxes                                              1,683           (102)
    Change in assets and liabilities:
     Receivables                                                       4,607        (39,375)
     Merchandise inventories                                        (110,126)      (111,595)
     Other current assets                                             (9,203)        (5,736)
     Other assets and intangibles                                        103         (3,592)
     Accounts payable                                                 64,699         84,436
     Accrued liabilities                                              22,681         27,373
---------------------------------------------------------------------------------------------

     Net cash provided by operating activities                        46,023         16,441
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                                 (22,535)       (23,572)
 Proceeds from the sale of property and equipment                                     2,566
 Business acquisition, net of cash acquired                          (13,215)       (30,500)
---------------------------------------------------------------------------------------------

     Net cash (used in) investing activities                         (35,750)       (51,506)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in short-term debt                                             5,000
 Change in common stock from stock options                            10,710            987
 Change in common stock from public offering                          23,419
 Purchase of treasury stock                                         (152,179)
 Dividend payment                                                                   (10,582)
 Reduction in capital leases and debt                                 (3,304)          (751)
---------------------------------------------------------------------------------------------

     Net cash (used in) financing activities                        (116,354)       (10,346)
---------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                           (106,081)       (45,411)
Cash and cash equivalents at beginning of year                       124,550         89,469
---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of third quarter                 $   18,469     $   44,058
=============================================================================================

Supplemental cash flow information:
  Noncash investing and financial activities -
    Restricted stock issued                                                      $    1,012


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                  Common Stock      Capital in                 Treasury Stock
                                                ----------------    Excess of   Retained    --------------------
                                                Shares    Amount    Par Value   Earnings     Shares     Amount
----------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 24, 1996                   32,005   $   320    $242,843    $178,468

Net earnings                                                                      44,946

Sale of common stock under option plans             97         1       1,248

Income tax benefit related to stock options                               35

Issuance of restricted stock                        65         1       1,011      (1,012)

Restricted stock expense                                                              63

Cash dividend declared on common
   stock - $0.22 per share                                                        (7,060)
----------------------------------------------------------------------------------------------------------------

BALANCES AT FEBRUARY 22, 1997                   32,167       322     245,137     215,405

Net earnings                                                                      23,323

Sale of common stock under option plans            763         7      10,703

Sale of common stock in public offering            984        10      23,409

Income tax benefit related to stock options                            2,749

Remeasurement of restricted stock                                        170        (170)

Restricted stock expense                                                             369

Purchase of Treasury Stock                                                                   (8,174)   $(152,179)
----------------------------------------------------------------------------------------------------------------
BALANCES AT NOVEMBER 29, 1997                   33,914   $   339    $282,168    $238,927     (8,174)   $(152,179)
================================================================================================================


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

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $45.4 million and $42.1 million higher at November 29, 1997 and at November 30, 1996, respectively.

Intangible Assets:

The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 20 to 22 years. Accumulated amortization for these costs was $4.9 million and $2.0 million at November 29, 1997 and November 30, 1996, respectively.

Income Taxes:

The provision for income tax expense for the first three quarters of fiscal 1998 was $15.1 million, of which $13.4 million is current and $1.7 million is deferred tax expense, respectively. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Acquisitions:

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

Subsequent Event:

On December 19, 1997, ShopKo acquired Penn-Daniels, Incorporated ("Penn-Daniels"), a retail chain headquartered in Quincy, Illinois for approximately $18.0 million in cash and $43.0 million of assumed debt, of which approximately $21.0 million was retired at the time of the closing. The acquisition will be accounted for under the purchase method of accounting. Penn-Daniels currently operates 18 Jacks discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois. ShopKo plans to convert the Jacks retail locations to ShopKo stores, including the likely addition of in-store pharmacies and optical centers by July 1998, with remerchandising and remodeling to begin in January 1998.

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

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at November 29, 1997 and November 30, 1996 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal.
The third and fourth fiscal quarters contribute a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the third quarter and the first three quarters of fiscal 1998 and 1997 as a percentage of net sales:


                                                        Third Quarter                Year to Date
                                                   -----------------------       --------------------
                                                   Fiscal           Fiscal       Fiscal        Fiscal
                                                    1998             1997         1998          1997
                                                   ------           ------       ------        ------
Revenues
   Net sales                                        100.0 %          100.0 %      100.0 %       100.0 %
   Licensed department rentals and other income       0.5              0.5          0.5           0.6
                                                   ------           ------       ------        ------
                                                    100.5            100.5        100.5         100.6
Costs and expenses
   Cost of sales                                     77.3             77.8         77.5          77.0
   Selling, general and administrative expenses      16.1             15.9         16.9          17.4
   Nonrecurring charge                                0.0              0.0          0.1           0.0
   Depreciation and amortization expenses             2.5              2.4          2.6           2.7
                                                   ------           ------       ------        ------
                                                     95.9             96.1         97.1          97.1
Income from operations                                4.6              4.4          3.4           3.5
Interest expense                                      1.4              1.4          1.3           1.5
                                                   ------           ------       ------        ------
Earnings before income taxes                          3.2              3.0          2.0           2.0
Provision for income taxes                            1.3              1.2          0.8           0.8
                                                   ------           ------       ------        ------
Net earnings                                          2.0 %            1.8 %        1.2 %         1.2 %
                                                   ======           ======       ======        ======

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

The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT


                                                         Third Quarter               Year to Date
                                                     ---------------------       --------------------
                                                     Fiscal         Fiscal       Fiscal        Fiscal
                                                      1998           1997         1998          1997
                                                     ------         ------       ------        ------
Revenues
  Net sales                                           100.0 %        100.0 %      100.0 %       100.0 %
  Licensed departmental rentals and other income        0.6            0.6          0.6           0.6
                                                     ------         ------       ------        ------
                                                      100.6          100.6        100.6         100.6
Costs and expenses
  Cost of sales                                        74.2           75.0         74.0          74.7
  Selling, general and administrative expenses         17.9           17.6         18.9          18.7
  Depreciation and amortization expenses                2.7            2.7          2.9           3.0
                                                     ------         ------       ------        ------
                                                       94.8           95.3         95.9          96.4
Income from operations                                  5.8 %          5.3 %        4.7  %        4.3 %

PROVANTAGE SEGMENT


                                                         Third Quarter               Year to Date
                                                     ---------------------       --------------------
                                                     Fiscal         Fiscal       Fiscal        Fiscal
                                                      1998           1997         1998          1997
                                                     ------         ------       ------        ------
Revenues
  Net sales                                           100.0 %        100.0 %      100.0 %       100.0 %
  Licensed department rentals and other income          0.0            0.1          0.1           0.2
                                                     ------         ------       ------        ------
                                                      100.0          100.1        100.1         100.2
Costs and expenses
  Cost of sales                                        91.8           92.8         92.8          92.8
  Selling, general and administrative expenses          4.3            3.3          3.8           3.2
  Depreciation and amortization expenses                1.1            0.8          0.9           0.6
                                                     ------         ------       ------        ------
                                                       97.1           96.9         97.5          96.6
Income from operations                                  2.9 %          3.2 %        2.6 %         3.5 %

Net Sales

The following table presents the Company's consolidated net sales for the third quarter and the first three quarters of fiscal 1998 and fiscal 1997:


                   THIRD QUARTER       % INCREASE
                --------------------  ------------
                 FISCAL     FISCAL
                  1998       1997     TOTAL   COMP
                --------   --------   -----  -----
Retail Store    $  498.7   $  496.1     0.5    0.4
ProVantage         116.7      100.4    16.2    N/A
Intercompany        (7.0)      (5.3)    N/A    N/A
                --------   --------   -----  -----
Consolidated    $  608.4   $  591.2     2.9
                ========   ========   =====


                    YEAR TO DATE       % INCREASE
                --------------------  ------------
                 FISCAL     FISCAL
                  1998       1997     TOTAL   COMP
                --------   --------   -----  -----
Retail Store    $1,518.9   $1,472.9     3.1    2.8
ProVantage         376.1      242.7    55.0    N/A
Intercompany       (20.5)     (15.0)    N/A    N/A
                --------   --------   -----  -----
Consolidated    $1,874.5   $1,700.6    10.2
                ========   ========   =====


The 0.4% increase in third quarter retail comparable store sales are derived from changes in the following categories: Retail Health increased 9.2%, Hardlines/Home decreased 2.1% and Apparel decreased 0.9%. The 2.8% increase in the first three quarters of retail comparable store sales are derived from changes in the following categories: Retail Health increased 10.3%, Apparel increased 2.5% and Hardlines/Home remained flat. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

Since the third quarter of last year, the Company opened an additional two Vision Advantage free-standing optical centers as part of a new retail format. These two Vision Advantage stores were opened in the fourth quarter of fiscal 1997 and increased the total number of Vision Advantage stores opened to four. This format focuses on providing value-priced, high quality eye wear that can be manufactured in about an hour.

The increase in ProVantage sales in the third quarter is due primarily to internally generated growth. The increase in ProVantage sales in the first three quarters is due primarily to internally generated growth and the acquisition of CareStream Scrip Card in August 1996. Included in ProVantage sales are amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors, amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees and fees for health information technology services.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:



                                                  Third Quarter
                                  ----------------------------------------------
                                   Retail Store     ProVantage     Consolidated
                                  --------------  --------------  --------------
                                  Fiscal  Fiscal  Fiscal  Fiscal  Fiscal  Fiscal
                                   1998    1997    1998    1997    1998    1997
                                  ------  ------  ------  ------  ------  ------
Gross margin percent              25.8 %  25.0 %  8.2 %   7.2 %   22.7 %  22.2 %
Gross margin percent prior to
LIFO charge                       26.0 %  25.2 %  N/A     N/A     22.9 %  22.4 %

                                                   Year to Date
                                  ----------------------------------------------
                                   Retail Store     ProVantage     Consolidated
                                  --------------  --------------  --------------
                                  Fiscal  Fiscal  Fiscal  Fiscal  Fiscal  Fiscal
                                   1998    1997    1998    1997    1998    1997
                                  ------  ------  ------  ------  ------  ------
Gross margin percent              26.0 %  25.3 %  7.2 %   7.2 %   22.5 %  23.0 %
Gross margin percent prior to
LIFO charge                       26.2 %  25.5 %   N/A     N/A    22.7 %  23.1 %


The increase in the retail store gross margin rate in the third quarter is primarily attributable to generating better margins on promotional sales. The increase in the retail store gross margin rate in the first three quarters is primarily due to a shift in the sales mix away from lower gross margin promotional sales and generating better margins on the promotional sales. ProVantage's increase in the third quarter is primarily attributable to slower sales growth in the lower gross margin claims processing activities resulting in a larger percentage of its sales coming from the higher gross margin mail service and health information technology services. The retail store and consolidated gross margin percentages for the third quarter and the first three quarters reflect LIFO charges of $1.2 million and $3.6 million,
respectively.   This is compared to the prior year's LIFO expense of $1.0
million in the third quarter and $2.9 million in the first three quarters.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percentage of sales increased to 16.1 percent for the third quarter this year from 15.9 percent last year. The retail selling, general and administrative expenses were
17.9 percent of net sales compared with 17.6 percent last year. The increase is primarily due to increased costs related to investment in information systems technology and advertising. ProVantage selling, general and administrative expenses were 4.3 percent of net sales compared with 3.3 percent last year. This increase is primarily due to continued investment in information technology and infrastructure support related to continued growth. For the first three quarters, consolidated selling, general and administrative expenses decreased to 16.9 percent of sales from 17.4 percent of sales last year. The decrease is primarily due to increased ProVantage sales. Retail selling, general and administrative expenses were 18.9 percent of net sales compared with 18.7 percent last year. ProVantage selling, general and administrative expenses were 3.8 percent of net sales compared with 3.2 percent last year.

Interest Expense:

Interest expense for the third quarter and the first three quarters was 1.4 percent of sales and 1.3 percent of sales, respectively. This is compared to the prior year's 1.4 percent of sales in the third quarter and 1.5 percent of sales in the first three quarters of last year. The decrease in the first three quarters is primarily due to increased sales.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from operating activities was $46.0 million for the first three quarters of fiscal 1998 compared to $16.4 million for the same period last year. The Company had $5.0 million outstanding under its revolving credit agreement at the end of the third quarter of fiscal 1998 and nothing outstanding at the end of the third quarter of fiscal 1997.

Funds generated from operations, and if necessary, the Company's revolving credit agreement are expected to fund the projected working capital needs and total capital expenditures through January 31, 1998. The Company did not require additional indebtedness to fund the stock repurchase from Supervalu, Inc. ("Supervalu"). The Company entered into a new $200 million revolving credit facility on July 8, 1997. The new facility, effective through January 31, 2002, has terms and conditions similar to those of the prior credit agreement.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $22.5 million on capital expenditures (net of acquisitions) in the first three quarters of fiscal 1998, compared to $23.6 million (net of acquisitions) for the same period last year. The Company's total capital expenditures for fiscal 1998 are anticipated to approximate $40.0 to $50.0 million, the majority of which would relate to existing retail business to support ongoing replacements, merchandise initiatives and continued investment in systems technology, excluding capital required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

The Company expects to pursue growth of its retail store business through new store construction or acquisition of existing retail stores or businesses. The Company may also consider the acquisition of health services businesses. Such plans may be reviewed and revised from time to time in light of changing conditions. Depending upon the size and structure of any such acquisitions, the Company may require additional capital resources. The Company believes that adequate sources of capital will be available.

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

On December 19, 1997, ShopKo acquired Penn-Daniels, Incorporated ("Penn-Daniels"), a retail chain headquartered in Quincy, Illinois for approximately $18.0 million in cash and $43.0 million of assumed debt, of which approximately $21.0 million was retired at the time of the closing. The Company utilized available cash to fund the acquisition and the retirement of a portion of Penn-Daniels outstanding debt. The acquisition will be accounted for under the purchase method of accounting. Penn-Daniels currently operates 18 Jacks discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois.

ShopKo plans to convert the Jacks retail locations to ShopKo stores, including the likely addition of in-store pharmacies and optical centers, with remerchandising and remodeling to begin in January 1998. The stores will remain open during remodeling, which is targeted for completion in July 1998. The capital expenditures related to the remodeling are anticipated to be approximately $35.0 million. In addition, ShopKo expects to incur nonrecurring pre-tax costs of $12.0 to $15.0 million for duplicate operations at the Penn-Daniels administrative office and warehouse until they are consolidated with ShopKo's operations and for pre-opening costs associated with the regrand opening of the stores. These estimated costs are expected to be incurred primarily in the fourth quarter of fiscal 1998 (the period ending January 31, 1998) and the first half of fiscal 1999. The Company expects to fund these capital expenditures and costs from available cash and, if necessary, borrowing under the Company's revolving credit facility. The Penn-Daniels acquisition is expected to be slightly accretive to fiscal 1999 earnings per share excluding the nonrecurring pre-tax costs described above, and to be dilutive to fiscal 1999 earnings when such costs are factored into next year's results.

Termination of Plan of Reorganization:

On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company recorded a nonrecurring pre-tax charge of $2.8 million ($0.06 per share) during the first quarter of fiscal 1998 for costs incurred in connection with the terminated business combination.

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

Management Realignment:

On December 10, 1997, the Company announced the election of William J. Podany to the position of President and Chief Operating Officer of ShopKo's stores division and the election of Jeffrey A. Jones to the position of Executive Vice President and Chief Operating Officer of ProVantage, Inc. Mr. Podany will continue as Executive Vice President and a member of the Board of Directors of ShopKo Stores, Inc. ShopKo has initiated a search to fill the position of Chief Financial Officer. In the interim, Mr. Jones will continue handling Chief Financial Officer responsibilities. Dale P. Kramer will continue to hold the corporate titles of Chairman of the Board, President and Chief Executive Officer of ShopKo Stores, Inc., and will head the overall operations of the Corporation.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management's assumptions and beliefs in light of information currently available to it and are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's current Annual Report on Form 10-K or as may be described from time to time in the Company's subsequent SEC filings.


Item 3:  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a) On September 24, 1997, the Board of Directors approved the amendment and restatement of the Rights Agreement between the Company and Norwest Bank Minnesota, N.A., as agent, dated as of July 3, 1992. The amendment and restatement increased the purchase price (as defined therein) from $65.00 to $100.00, lowered the threshold for a so-called "flip in" from 30% to 15%, and extended the final expiration date from April 15, 2002 to September 23, 2007. A more complete description of the amendment and restatement is contained in the Company's Current Report on Form 8-K dated September 24, 1997 and exhibits thereto which are incorporated by reference herein.

(b) On September 24, 1997, the Board of Directors of the Company approved the reincorporation of the Company into Wisconsin from Minnesota. The reincorporation proposal will be submitted to shareholders for approval at the 1998 Annual Meeting of Shareholders.


Item 5.  Other Information

On September 24, 1997, the Company extended beyond October 1, 1997 the effective date of the resignation from the Board of Directors of Jeffrey C. Girard. Mr. Girard, former Executive Vice President and Chief Financial Officer of Supervalu, had previously submitted his resignation effective upon the date a successor Board member is recruited or on October 1, 1997, whichever occurred first, pursuant to the terms of the Secondary Offering and Stock Buyback Agreement with Supervalu. Mr. Girard and the Company have subsequently agreed that Mr. Girard will remain on the Board for the remainder of his current term, which expires at the 1998 Annual Shareholders Meeting. Mr. Girard is expected to be nominated to serve an additional term at that time.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 Agreement, dated September 24, 1997 regarding effectiveness of resignation of Jeffrey C. Girard (incorporated by reference to the Company's Current Report on Form 8-K dated September 24, 1997.)

          10.2 Rights Agreement between ShopKo Stores and Norwest Bank Minnesota, N.A. dated as of July 3, 1992, as amended and restated as of September 24, 1997 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A dated September 29, 1997.)

          11      Computation of Earnings Per Common and Common Equivalent
                  Share.

          12      Statements Re Computation of Ratios.

          27      Financial Data Schedule.

     (b)  Reports on Form 8-K.

     The Company filed Current Reports on Form 8-K in the third quarter of fiscal 1998 as follows:

Date of Report                    Items Reported
--------------                    --------------
September 24, 1997                Items 5,7 - The Company approved the
                                        reincorporation of the Company into
                                        Wisconsin from Minnesota, extended the
                                        effective date for the resignation from
                                        the Board of Directors of Jeffrey C.
                                        Girard and approved the amendment and
                                        restatement of the Rights Agreement.

November 20, 1997                 Items 5,7 - The Company announced an agreement
                                        whereby the Company will acquire
                                        Penn-Daniels.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SHOPKO STORES, INC. (Registrant)

Date:  January 12, 1998             By:  /s/ Richard D. Schepp
                                         --------------------------------------
                                         Richard D. Schepp
                                         Vice President Legal Affairs/Secretary
                                         (Duly Authorized Officer of Registrant)


Date:  January 12, 1998             By:  /s/ Jeffery R. Simons
                                         --------------------------------------
                                         Jeffery R. Simons
                                         Vice President and Controller
                                         (Chief Accounting Officer and Duly
                                         Authorized Officer of Registrant)

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-Q REPORT


       Exhibit                                                 Sequential
       Number                       Exhibit                   Page Number
       -------                      -------                   -----------


       10.1     Agreement, dated September 24, 1997
                regarding effectiveness of resignation of
                Jeffrey C. Girard (incorporated by reference to the Company's Current Report on Form
                8-K dated September 24, 1997.)

       10.2     Rights Agreement between ShopKo Stores
                and Norwest Bank Minnesota, N.A. dated as of July 3, 1992, as amended and restated as of September 24, 1997 (incorporated by reference to the Company's Amendment
                No. 1 to Registration Statement on Form
                8-A/A dated September 29, 1997.)

       11       Computation of Earnings Per Common and
                Common Equivalent Share.

       12       Statements Re Computation of Ratios.

       27       Financial Data Schedule.