Form 10-K
period 1998-01-31
SHOPKO STORES INC
filed 1998-05-01
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[XX] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from  February 23, 1997 to January 31, 1998

Commission file number 1-10876
                       -------
                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

         Minnesota                                                 41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         700 Pilgrim Way, Green Bay, Wisconsin                          54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code     (920) 497-2211
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
             Title of each class                          which registered
    --------------------------------                  ------------------------
    Common Stock, par value $0.01 per share           New York Stock Exchange
    Series B Preferred Stock Purchase Rights          New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                         ---         ---

Page 1 of  80     Exhibit index on page  63

                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1998 was approximately $826,453,760 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of March 31, 1998: 25,946,080.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998.











                          (Cover page 2 of 2 pages)

                                     PART I

ITEM 1.     BUSINESS

GENERAL

     ShopKo Stores, Inc. ("ShopKo" or the "Company"), a Minnesota corporation, was incorporated in 1961 and in 1971 became a wholly owned subsidiary of Supervalu Inc. ("Supervalu"). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering. The Company's principal executive offices are located at 700 Pilgrim Way, Green Bay, Wisconsin 54304, and its telephone number is (920) 497-2211.

     ShopKo is a specialty discount retailer which provides general merchandise and health services through its retail stores. The Company's 148 retail stores and four free-standing optical centers are operated in 17 Midwest, Pacific Northwest and Western Mountain states. ShopKo also provides custom prescription benefit management services; pharmacy mail service; vision benefit management services and health care knowledge through technology and clinical support services though its subsidiary ProVantage, Inc. ("ProVantage"). The ProVantage businesses are conducted throughout the United States and parts of Europe.

     Effective with the fiscal year ended January 31, 1998, the Company changed its fiscal year end from the last Saturday in February to the Saturday nearest January 31. This change was made in order to coincide the Company's fiscal year with the calendar predominantly used by the retail industry. The current year consolidated balance sheet and statements of earnings, cash flows and shareholders' equity were issued for the year ended January 31, 1998 (49 weeks). All other years presented are for 52 weeks ending the last Saturday in February. The table below illustrates how the fiscal years are referred to in this Form 10-K.

         February 23, 1997 through January 31, 1998 (49 weeks)       1997
         February 25, 1996 through February 22, 1997 (52 weeks)      1996
         February 26, 1995 through February 24, 1996 (52 weeks)      1995

     The Company has two business segments: a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and health information technology). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated. Financial information about these segments is included in Note K of the Notes to Consolidated Financial Statements for fiscal year 1997.

     The Company's Retail Store net sales mix for the last three fiscal years was:

                                                    1997             1996             1995
               ------------------------------------------------------------------------------
               Softline                              25%              25%             24%
               ------------------------------------------------------------------------------
               Hardline/Home                         54%              54%             56%
               ------------------------------------------------------------------------------
               Retail Health Services                21%              21%             20%
               ------------------------------------------------------------------------------


MERCHANDISING PHILOSOPHY - MANAGEMENT

     ShopKo is committed to offering quality merchandise, service and value to meet customers' requirements for health, home, family basics, casual apparel and seasonal needs in its stores with speed, friendliness and simplicity. The Company strives to differentiate itself from its competition. ShopKo's goal is to improve performance by meeting customer needs more quickly and having more of what people expect as their lifestyle needs change.

     With a focus on serving the customer and building customer loyalty, ShopKo successfully undertook a significant strategic repositioning under its Vision 2000 program between 1991 and 1995. That strategy combined a new, upscale image with an increased emphasis on customer service. Building upon Vision 2000, the Company has developed and implemented Beyond 2000, a long-term strategic operating model which is based upon creating market opportunities by serving time-strapped consumers' changing shopping habits. The Beyond 2000 operating model is based upon four interdependent strategic initiatives - a differentiation strategy; an integrated business planning process; execution by an integrated lateral management organization; and delivery of comprehensive value.

     ShopKo's differentiation strategy focuses on accentuation of selected and targeted merchandise categories tied to changing lifestyle needs. Within these merchandise categories, shoppers will find meaningful assortments of sizes, colors and styles. A strong national brand presence is combined with ShopKo's private brands to offer a unique product mix.

    ShopKo's merchandise has been reorganized into stratified categories that are defined and driven by customer lifestyles and end usage. An integrated business planning process has allowed ShopKo to identify and prioritze growth potentials based on the changing lifestyle needs of its customers. Through an "infrastructural funding process," ShopKo management allocates store shelf space, inventory commitments and external advertising space and prioritizes in-store capital improvement disbursements among the various categories of merchandise. Heavier infrastructure commitments are given to those categories in which ShopKo has achieved a strong market presence and other categories believed by ShopKo management to have the potential to become prominent categories. Regular and systematic analysis of category stratification is performed at various levels as part of the Company's business planning process.

    Beyond 2000 is accomplished through ShopKo's Operating Committee which is headed by the President, Chief Operating Officer of the Retail Stores Division and composed of senior vice presidents from the areas of merchandising, logistics and replenishment, advertising, in-store marketing, store operations, customer service, finance, legal, information systems and human resources. The Operating Committee seeks to create a performance-driven culture predicated on fast, friendly customer service. The Operating Committee has reengineered the work processes of the Company's central organization and store operations. The reengineered work processes require centralized decisions with respect to product selection, pricing, space utilization and marketing to allow store personnel to focus solely on overall customer satisfaction through inventory in-stock position, creation of a friendly environment and simplification of the shopping experience to allow customers to complete their shopping as quickly as they desire.

     ShopKo delivers added lifestyle value preferences in the shopping experience beyond just a value price. The equity value of ShopKo's differentiated, proprietary branded product demands superior quality for a compelling price. Clarity of the merchandise offering, simplicity, speed and friendliness of the shopping experience all contribute to ShopKo's comprehensive value. Improved inventory replenishment and speed to the sales floor ensures greater trend correctness, targeted product dominance and differentiation.

MERCHANDISING AND SERVICES - RETAIL STORE

     ShopKo's retail stores carry a wide assortment of trend correct branded and private label "softline" goods such as women's, men's and children's apparel, shoes, jewelry, cosmetics and accessories and "hardline/home" goods such as housewares, home textiles, household supplies, health and beauty aids, home entertainment products, small appliances, furniture, music/videos, toys, sporting goods, social occasion products, candy, snack foods, seasonal and everyday basic categories. The Company's stores carry a broad assortment of merchandise, thus providing customers with a convenient one-stop shopping source for everyday items. The Company's accommodating customer service policies provide customers with a pleasant shopping experience.

     The Company believes that it offers leading brand names in its merchandise lines, concentrating on brands which have wide customer acceptance and provide quality and value. In addition, ShopKo has well developed private label programs. ShopKo subjects its private label merchandise and direct imports to independent testing and certification for product performance, safety and fit. In addition, the Company's in-house quality assurance and technical design team analyzes and develops the quality of its fashion offerings. This allows the Company to deliver a better and more consistent product, with greater control and efficiency.

     The Company also provides professional health services in most of its stores. Of the Company's 149 stores as of January 31, 1998, 129 include pharmacy centers and 127 include optical centers. On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels, Incorporated ("Penn-Daniels"), which operated 18 Jacks discount stores and one Lots-A-Deals close-out store in Iowa, Illinois and Missouri. The Company is converting 17 of the Jacks retail locations to ShopKo stores including the addition of in-store pharmacies and optical centers to most of these stores. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. Each store with pharmacy and optical centers employs or contracts with an average of approximately three licensed pharmacists, one licensed optometrist and six opticians. The Company's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 77 in-store finishing labs which, in fiscal 1997, dispensed over 632,000 eyewear prescriptions. The in-store finishing labs typically service other stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

     The Company opened four new free-standing optical centers, Vision Advantage, during October 1996 and February 1997. This format focuses on providing value-priced, high quality eyewear that can be manufactured in about an hour. Convenience to the customer, price and quality are the primary drivers of this business, which leverages heavily off of the Company's 19 years of retail optical experience.

MERCHANDISING AND SERVICES - PROVANTAGE

     ProVantage, which conducts its business throughout the United States and parts of Europe, provides a full menu of services such as; prescription benefit management services, pharmacy mail services, vision benefit management services and health information technology services. In four years, ProVantage has transformed various independent business units into a comprehensive benefit management enterprise.

     In fiscal 1993, the Company leveraged its retail pharmacy experience by developing ProVantage Mail Service, a prescription management and mail service pharmacy that was offered to health care plan sponsors throughout the United States. Because of the success of this service, management decided to expand it, and acquired a prescription claims processing firm, Bravell, Inc., in January 1995. This acquisition enabled the Company to develop ProVantage into a full service prescription benefit management ("PBM") company; providing custom prescription benefit management, benefit plan design, a network of approximately 50,000 retail pharmacies, program administration, formulary administration, clinical services, and claims and benefit processing services to insurance companies, third party administrators and self-funded health care plan sponsors. In August 1996, the Company acquired CareStream Scrip Card, a PBM firm that provides services similar to those provided by ProVantage. Health care plan sponsors are increasingly utilizing PBM firms in order to reduce their costs. The sponsors direct or encourage plan participants to utilize managed care pharmacy benefit programs that are developed and administered by PBM firms. These programs control pharmacy costs by monitoring decisions regarding the usage of, for example, generic drugs instead of brand name drugs. As health care sponsors seek ways to reduce costs and increase the quality of care, PBM companies such as ProVantage will have greater importance.

     In fiscal 1996, ProVantage Vision Benefit Management Service ("VBM") was started. Similar to a PBM, the VBM provides benefit management services to client plan sponsors offering vision benefits to their plan participants. ProVantage's VBM was formed to leverage the Company's expertise in retail optical services and PBM. The VBM has established a growing national network (currently at 6,500) of retail optical chains and private ophthalmologists, optometrists and opticians. In August 1996, the VBM acquired United Wisconsin Insurance Company's vision benefit management business. This acquisition gave ProVantage's VBM an immediate market presence in the vision benefit management industry. Unlike the PBM, the VBM offers insured as well as uninsured services. The insured products are sold by licensed independent and employee sales agents, and are underwritten by a licensed insurance company. The VBM's arrangement with this insurance company requires the VBM to market the insurer's vision products and to perform various administrative services, such as maintenance of eligibility records, network maintenance, claims processing, and certain accounting services. The insurer underwrites all insured contracts and provides other insurance-related services such as actuarial review. In consideration for its services, ProVantage's VBM receives a commission equal to the insurer's profits derived from the business. In consideration of the insurer's insurance services, the insurer receives an underwriting fee plus certain other insurance services fees, which in part are based on losses derived from the business.

     On August 20, 1997, ProVantage acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Alexandria, Virginia. Mikalix's primary subsidiary is PharMark Corporation ("PharMark"), a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. PharMark has two primary products. One product is RationalMed, a clinical drug utilization review software product which is used to monitor misused or misprescribed medications. Its 8,000 clinical rules generate approximately 25,000 alerts to physicians per month demonstrating significant savings for its clients. Another product is EpiMed, a drug and disease outcomes research software product supporting access to a global repository of integrated pharmaceutical and health claims information. At the end of fiscal 1997, the confidentialized global health care database provided information on approximately 22.0 million patients yielding over 75.0 million patient years of history. EpiMed allows its customers to determine the efficacy of drugs and the impact of drugs and various diseases on patients. This product is targeted toward large drug companies, providers, universities and governmental research agencies. Both of these products are also sold outside the United States by the subsidiary euroPharMark, Ltd.

     Another component of ProVantage's health information technology is ProVmed. ProVmed is a joint venture between ProVantage and American Medical Security Holdings, Inc. ("AMS"). ProVantage owns 80% of ProVmed, and AMS owns the remaining 20%. ProVmed utilizes leading-edge data warehousing technologies to provide enterprise-wide decision support products and services for medical management. ProVmed integrates medical, pharmaceutical, financial and administrative data to provide health care payer and provider organizations with the actionable information necessary to improve patient outcomes and lower health care costs.


MARKETING AND ADVERTISING

     The Company markets its general merchandise and retail pharmacy and optical services via weekly newspaper circulars to reach a broad-based customer segment consisting largely of middle income families. These full-color circulars average 24 pages and feature values in all departments of the stores and have a circulation of more than 3.5 million. Direct mail vehicles are used selectively at key promotional periods and have a circulation of more than 5.0 million. All printed advertising materials are designed by the Company's in-house graphic design team and photographed in the Company's own photography studio. In addition to the newspaper circulars, the Company uses image building television and radio advertising focusing on differentiating ShopKo stores.

     The Company prices its merchandise so as to be competitive with its discount retail competitors both regional and national. In general, the Company utilizes its frequent advertising of a large group of high demand items to reinforce its competitive price image and to generate store traffic, rather than attempting to meet the lowest available price on every item. The Company believes it provides comprehensive value through its offering of quality trend-right, lifestyle merchandise at compelling prices in an attractive easy-to-use shopping environment.

     ProVantage focuses its PBM and VBM marketing efforts on self-funded medical plan sponsors, third party administrators, insurance companies, health maintenance organizations ("HMO's") and pharmaceutical companies. Marketing of health information technology services is targeted to governmental agencies, insurance companies, HMO's and pharmaceutical manufacturers. These services are marketed through an internal sales force and a network of independent brokers. This national sales team customizes each program to meet each client's needs and cost containment goals.


STORE LAYOUT AND DESIGN

     ShopKo stores are designed for simplicity, speed and ease of shopping experience. The stores feature a fashion stage at the store entrance to create the upscale image of the store. The stores also feature competitive assortments of softlines, hard/home lines and professional pharmacy and optical departments. Most ShopKo stores now feature Vision 2000 merchandising, fixturing and product assortments. The optical and pharmacy departments are placed near the front of the store with the remainder of the store being laid out in a "racetrack" configuration which takes customers between and around departments. Current promotionally priced items are prominently displayed.

     Over the last several years, the Company has substantially remodeled its stores. Seventeen of the Jacks locations that were acquired in December 1997 are being converted to ShopKo's current format with remodeling targeted for completion in July 1998. The Company expects to continue to explore and test alternative store layout and display techniques and merchandise mixes. Depending on the cost of land acquisition, size of store and site preparation work, the Company expects that a typical new store's cost for land acquisition, site preparation, building and fixturing will generally approximate $6.0 to $11.0 million. The Company believes that opportunities to lower the initial capital outlay for new stores exist through leasing, sale and leaseback, or other financing alternatives. Remodels, which generally take place approximately every ten years, usually cost from $0.5 to $2.5 million per store. A store renovation, where the square footage is expanded or more extensive remodeling is needed, usually costs from $1.6 to $3.0 million per store.

     The Company's average store size is approximately 89,000 square feet with approximately 82% of the stores greater than 74,000 square feet. The Company's traditional new stores are based on one of three standard prototypes; a 99,000 square foot store, an 88,000 square foot store or a 74,000 square foot store. The prototype selected depends on the community and the retail competition in the immediate area. In comparison to old versions, the Company's current prototypes feature a greater portion of store square footage dedicated to selling space and less space dedicated to the storage of inventory.

STORE OPERATIONS AND MANAGEMENT

     The Company's store operations organization focuses on leadership, performance, merchandising innovation and excellence in execution, striving for continual improvements in overall customer satisfaction, which is measured by an independent research firm for the Company's unique Customer Satisfaction and Loyalty Monitor process. The successful Beyond 2000 operating model has been integrated into store operations with significant improvements in operating efficiency and dedication to customer service. Best practices have been shared and communicated across the organization as the "ShopKo Way." The store operations organization is now focusing on a framework of three leadership planks as part of the Company's Beyond 2000 operating model. These three planks are People, Performance and Profit.

     The Company believes it has improved associate satisfaction despite a challenging environment characterized by low unemployment and intense competition for quality associates. The Company has undertaken an intensive management and associate development program to ensure commitment to the Company's mission and principles. This education was intended to sharpen management's focus and ability to drive sales through integrated partnership with the central organization.

     The Company recently completed a comprehensive strategic initiative geared toward improved customer service, enhanced store execution and reduced costs. This initiative identified non-value-added activities which were eliminated to simultaneously increase productivity and enhance associate availability to help customers. The Company's Customer Satisfaction and Loyalty Monitor scores continue to indicate that a significant majority of the Company's customers are pleased with their overall shopping experience.

     Technological innovation to support store performance and profitability included multi-media computer based training as well as implementation of an innovative resource management system which provides on-line sales forecasting in 15 minute increments, ties labor scheduling to customer traffic patterns and eliminates duplication of human resources and payroll processes in the stores and the general office.

     Store operations management is held accountable to aggressive plans and comprehensive goals. Ongoing development of this management team is emphasized, to ensure the Company has the competencies required for continued success.

PURCHASING AND DISTRIBUTION

     ShopKo purchases merchandise from more than 2,100 vendors with its ten largest vendors accounting for approximately 29% of the Company's purchases during fiscal 1997. The Company believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and make the replenishment function more efficient. More than 800 vendors were linked to the Company's electronic data interchange ("EDI") purchase order systems as of January 31, 1998. Vendors electronically receive point-of-sale information, allowing them to respond to changing inventory levels in the stores. The Company has also implemented the use of electronic purchase order acknowledgments issued by vendors based on the sales information they have received. In addition, approximately 360 vendors are now electronically transmitting invoices directly into the Company's automated invoice matching system.

     The Company continues to upgrade its merchandise planning, allocation and control systems. In addition, SKU level physical inventories continue to improve perpetual inventory accuracy. Management believes these upgrades and improvements in the physical inventory process allow the Company to more effectively manage in-stock positions and better manage merchandise assortment.

     Direct imports accounted for approximately 7% of the Company's purchases (based upon cost of goods), during fiscal 1997. The Company buys its imported goods, principally in the Far East, and ships the goods to its distribution centers for distribution to the stores.

     Utilization of the three distribution centers has enabled the Company to purchase the majority of its merchandise directly from manufacturers (thus reducing its cost of goods), to reduce direct vendor-to-store deliveries (thus reducing freight charges and cost of goods through consolidated volume purchasing) and to increase the pick and pull capabilities allowing the Company to enhance the effectiveness and efficiency of its store replenishment process. The Company believes that these cost reductions help it remain price competitive. During fiscal 1997, approximately 85% of the merchandise sold by the Company (excluding optical and pharmaceutical products) flowed through its distribution centers.

     Included in the Penn-Daniels' acquisition was a leased warehouse in Quincy, Illinois which serviced their Jacks stores. The warehouse is being converted into a distribution center similar to the Company's other three distribution centers.

     ShopKo's shoe department (other than certain nationally branded athletic shoes) is in every store and is the principal department operated by a third party under license. The Company retains a percentage of the gross proceeds collected as rent.

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

     The Company's ProVantage division operates an electronic network tying in approximately 50,000 retail pharmacies to process third-party claims. ProVantage also utilizes similar systems to support its vision benefit management business. ProVantage has developed proprietary software to perform database enhancement and querying essential to its clinical services.

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

     The Company utilizes the tools of modern electronic commerce to support its focus on total supply chain management. This includes integrated replenishment systems, vendor managed inventories and EDI. In addition, the Company plans to implement support for advanced shipping notices ("ASN") and 128 barcode scanning in Fall 1998 to further optimize the receipt and distribution of merchandise. The Company's management believes that these initiatives will result in higher customer service levels, optimized inventory, and greater productivity. In fiscal 1997, the Company installed a space planning system that links sales volume to the allocation of space within its stores.

     The Company is aggressively moving from a purely mainframe computer environment to a networked client/server architecture. All stores, distribution centers and corporate offices are electronically connected for transaction processing, electronic mail and multi-media training.

     In fiscal 1998, the Company expects to complete the replacement of its merchandise applications with new, open architecture client/server applications running on a massively parallel processor. These new applications are the result of a large scale retail systems integration strategy. Several of these new applications were completed within the last two years.

     Many of the Company's merchandising and health service applications are highly data intensive. ShopKo has implemented advanced data warehousing and decision support applications running on a massively parallel processor to provide timely and actionable information to decision makers within ShopKo. In addition, this technology enables the Company to use data mining tools to analyze data for market basket analysis to test effectiveness of promotional campaigns.

     The Company utilizes a merchandise financial planning system which integrates the planning of dollars and units by season. This system also facilitates the ongoing monitoring of actual results to plans and forecasts which is used to increase purchases for uptrending categories and reduce purchases for downtrending categories. In 1997, the Company also installed a promotional planning and management system which integrates the activities associated with ad space assignment, ad creation and ad tracking.



EXPANSION

     The Company's current growth plan for the retail business is to increase the number of retail stores to achieve economies of scale and to capitalize on the Company's existing infrastructure. The Company intends to consider the acquisition of existing stores, either as specific sites, in clusters, or as part of an existing business. The Company believes that selective and opportunistic acquisitions of retail stores or sites will allow the Company to achieve economies of scale, improve the Company's profitability, and maintain its financial strength. In December 1997, ShopKo acquired the Penn-Daniels retail chain which added 17 stores (after two locations are closed) to the Company's retail store base. The Company may also consider new store construction, financed with its own capital or utilizing leases, sale and leaseback, or other financing alternatives. The Company's plans with respect to new store growth are subject to change, and there can be no assurance that the Company will achieve its plans.

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

     The Company expects that ProVantage will grow through internal and external initiatives. Internal initiatives will emanate from additional marketing efforts by the present sales force to obtain new customers, and to obtain additional revenues through the implementation of new products to existing customers. ProVantage anticipates continued growth in the number of PBM and VBM plan participants. At the end of fiscal 1997, ProVantage had approximately 4.7 million plan participants under management. This compares with 4.1 million plan participants under management at the end of fiscal 1996 and 1.7 million plan participants under management at the end of fiscal 1995. Plan participants are persons who are enrolled in or are entitled to company managed prescription or vision benefits under a health plan. The August 1997 acquisition of Mikalix provides additional opportunities for growth in the health care knowledge business. This growth will not only be from the addition of new customers but also from those products being sold to existing customers. External initiatives will be pursued opportunistically through acquisitions or other strategic alliances. ProVantage's operations are distinct from the Company's retail operations, and the Company may, at some point in the future, consider monetizing all or part of its investment through one or more public or private transactions. However, there can be no assurance if or when any such transaction will occur.

COMPETITION

     The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores and national category killers and specialty niche retailers. In addition, department stores compete in some branded merchandise lines, discount specialty retail chains compete in some merchandise lines such as electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo's pharmacy and optical centers. The Company believes that the principal competitive factors in its markets include store location; differentiated merchandising; quality of product selection; attractiveness and cleanliness of the stores; responsiveness to changing lifestyle needs and regional and local trends; customer service; in-stock availability of merchandise; and advertising.

     The Company's principal national general merchandise discount chain competitors are Wal-Mart, Kmart and Target, each of which is substantially larger than, and has greater resources than, the Company. Kmart stores directly compete with approximately 96% of the Company's stores and Target stores directly compete with approximately 68% of its stores. In addition, the Company estimates that at the end of fiscal 1997, approximately 86% of its stores were either in direct competition with or indirectly impacted by the presence of a Wal-Mart store. The Company also competes with regional chains in some markets in the Midwest and the Pacific Northwest.

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

     The health care benefit management industry is a dynamic growing marketplace and very competitive. The Company believes that its primary competitive advantages are advanced technologies which allow it to provide clinical and health care knowledge services designed to reduce health care costs while improving the quality of health care. ProVantage competes for health care clients with a number of prescription benefit management companies including PCS Health Systems, Inc. (a subsidiary of Eli Lilly and Co.), Merck-Medco Managed Care, Inc. (a subsidiary of Merck & Co., Inc.), Express Scripts, Inc., Caremark International, Inc., (a subsidiary of Med Partners, Inc.), Advance ParadigM, Inc., Eckerd Health Services, WHP Health Initiatives, Inc. (a subsidiary of Walgreen Co.) and Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham), many of which are substantially larger than ProVantage and each of which has considerable resources.

SEASONALITY

     The retail general merchandise operations of the Company are highly seasonal, and historically, the third and fourth fiscal quarters have contributed a significant part of the Company's earnings due to the Christmas selling season. Because the Company has changed its fiscal year end to the Saturday closest to the end of January, the Christmas selling season in fiscal 1998 and forward will primarily impact the fourth fiscal quarter.


EMPLOYEES

     As of January 31, 1998, the Company employed approximately 21,000 persons, of whom approximately 10,400 were full-time employees and 10,600 were part-time employees. During the Christmas shopping season, the Company typically employs approximately 2,000 additional persons on a temporary basis. None of the Company's employees are covered by collective bargaining agreements.


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

Licensure and Regulation of Mail Service Pharmacy

     The Company's mail service pharmacy is duly licensed and in good standing, in accordance with the laws and regulations of the State of Wisconsin. Additionally, many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located. The Company has registered in every state in which, to the Company's knowledge, such registration is required. In addition, various pharmacy associations and boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent such laws or regulations are found to be applicable to the Company, the Company would be required to comply with them. Other statutes and regulations impact the Company's mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on the Company's mail service operations. The United States Postal Service has exercised such statutory authority only with respect to controlled substances. Alternative means of delivery are available to the Company.

Regulation of Prescription Benefit Management Services

     Various forms of government regulations affect or could affect providers of prescription benefit management services. Among the most prominent forms of such regulation are the following:

     Many states have licensure or registration laws governing certain types of ancillary health care organizations, including Preferred Provider Organizations, Third Party Administrators and Utilization Review Organizations. These laws differ significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers is often unclear. The Company has registered under such laws in those states in which the Company has concluded such registration is required.

     Numerous states have also adopted "any willing provider" legislation, which requires pharmacy network sponsors to admit for network participation any retail pharmacy willing to meet a health care plan's price and other terms. The Company has not been materially affected by these statutes because it administers a network of over 50,000 retail pharmacies and will admit any qualified, licensed pharmacy that agrees to comply with the terms of its plans.

     "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any remuneration to induce the referral of health care plan beneficiaries or the purchase of items or services for which payment may be made under such health care plans. Additionally, most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical switching programs. At the federal level, such regulations pertain to beneficiaries of Medicare, Medicaid or other federally-funded health care programs. State regulations typically pertain to beneficiaries of any health care plan. Under the federal regulations, safe harbors exist for certain properly disclosed payments made by vendors to group purchasing organizations. To the Company's knowledge, these anti-kickback laws have not been applied to prohibit PBMs from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to therapeutic substitution programs conducted by independent PBMs or to the contractual relationships such as those the Company has with certain of its customers.

     Under the Federal Food Drug and Cosmetic Act of 1933, the U.S. Food and Drug Administration ("FDA") has responsibility for regulating prescription drug advertising and promotional activities. Traditionally, the FDA has used this authority to regulate the promotional activities of drug manufacturers. On January 6, 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate "promotional" activities performed by prescription benefit management companies and other health care organizations in certain circumstances, depending on the relationship between the organization and the manufacturer of the product being "promoted." In response to the FDA's request for public comments on the Draft Guidance, the Company and ProVantage submitted written comments on April 3, 1998. It is the Company's and ProVantage's position that FDA regulation of prescription benefit management companies is inappropriate and unnecessary. There can be no assurance, however, that the FDA will not assert jurisdiction over certain aspects of the Company's or ProVantage's operations, and the impact of such assertion could materially and adversely affect the Company's or ProVantage's business.

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

     Legislative and regulatory initiatives pertaining to such health care related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other health care cost containment issues are frequently introduced at both state and federal level. The Company is unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to the Company's health services operations or what the effect of such legislation or regulations may be.

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

FORWARD-LOOKING STATEMENTS

     In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, including statements made under the subheadings "Merchandising and Services-Retail Store," "Merchandising and Services - ProVantage," "Store Operations and Management," "Purchasing and Distribution," "Management Information Systems," "Expansion," and "Competition," and under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans, and
(3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) heightened competition, including specifically increased price competition from national and regional discount stores, specialty stores, and prescription benefit management companies, (ii) adverse weather conditions in the Company's retail markets, (iii) changes in the prescription drug industry regarding pricing, formulary use, or reimbursement practices, (iv) minimum wage legislation, (v) adverse developments in regulatory and litigation matters, including those affecting health care services, particularly prescription benefit managers, (vi) interest rates, (vii) real estate costs and construction and development costs, (viii) inventory imbalances caused by unanticipated fluctuations in consumer demand, (ix) trends in the economy which affect consumer confidence and consumer demand for the Company's goods, particularly trends affecting the Company's markets, (x) possible termination of prescription benefit management contracts with key clients or pharmaceutical manufacturers,
(xi) the availability of suitable retail real estate which can be acquired on terms which are acceptable to the Company and (xii) loss of key management personnel; (xiii) prescription benefit management industry margin erosion: (xiv) changes in pricing or discount practices of pharmaceutical manufacturers; (xv) risks associated with the development of new health care products and services;
(xvi) risks associated with the consummation of acquisitions and integration of new businesses with the Company's existing business; (xvii) risks associated with the management and continuance of ProVantage's rapid growth; and (xviii) other risks described from time to time in the Company's SEC filings.

ITEM 2.           PROPERTIES

     As of January 31, 1998, the Company operated 149 retail stores and four stand alone optical centers in 17 Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of the Company's present stores:


                                # OF                           # OF
              STATE            STORES     STATE               STORES
              -----------------------------------------------------------

              California               1  Nebraska                    11
              Colorado                 3  Nevada                       3
              Idaho                    8  Oregon                       4
              Illinois                12  South Dakota                 6
              Iowa                    12  Utah                        15
              Michigan                 4  Washington                  10
              Minnesota               13  Wisconsin                   41
              Missouri                 1                   --------------
              Montana                  5       Subtotal              149
                                                           --------------
                                          Ohio *                       4
                                                           --------------
                                               Total                 153
                                                           ==============

-------
*    Vision Advantage Optical Centers

     Of the Company's 149 ShopKo retail stores at January 31, 1998, the Company owns the land and building outright with respect to 84 stores, owns the building subject to a ground lease with respect to 5 stores and leases the land and building with respect to 10 stores. The Company's wholly-owned subsidiary, ShopKo Properties, Inc., owns the land and building outright with respect to 27 stores, owns the building subject to a ground lease with respect to 3 stores and leases the land and building with respect to 1 store. Of the 18 Jacks stores and 1 Lots-A-Deals store that were acquired, the Company owns the land and building outright with respect to 10 stores, 7 of which are subject to mortgages, and leases the land and building with respect to 8 Jacks stores and 1 Lots-A-Deals store. In March 1998, the Lots-A-Deals store in Moline, Illinois was closed, and the Iowa City, Iowa Jacks store will be closed by June 1998. Both facilities are leased. The ground leases expire at various dates ranging from 2012 through 2038 and the other leases expire at various dates ranging from 2000 through 2020. All four Vision Advantage stores are leased. The size of a typical Vision Advantage store is approximately 2,500 square feet.

     The Company's other principal properties are as follows:

                                                                                   SQ. FT OF
                                                                                    BUILDING
             LOCATION                                       USE                      SPACE          TITLE
------------------------------------------------------------------------------------------------------------

Green Bay, WI                        Corporate Headquarters                            228,000      Owned
Quincy, IL                           Corporate Headquarters                             15,000      Owned
                                     (Will be closed in May 1998)
Wisconsin Rapids, WI                 Information Services Dept. Satellite Office         1,300     Leased
De Pere, WI                          Distribution Center                               265,000      Owned
Boise, ID                            Distribution Center                               210,000      Owned
Omaha, NE                            Distribution Center                                50,000      Owned
Quincy, IL                           Distribution Center                               449,500     Leased
Green Bay, WI                        ProVantage Mail Service                            10,000     Leased
Brookfield, WI                       ProVantage Claims Processing Facility              14,400     Leased
Lawrence, WI                         Corporate Headquarters - South                    114,300      Owned
                                        Annex/Return Center
Elm Grove, WI                        ProVantage Claims Processing/                       5,300     Leased
                                        Administrative Office Annex
Salt Lake City, UT                   ProVantage Regional Office                          1,250     Leased
Alexandria, VA                       PharMark Office                                    15,500     Leased
London, England                      euroPharMark Office                                   500     Leased

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

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                   SERVED IN    EMPLOYED
                                                                                    CURRENT      BY THE
                                                                                    POSITION    COMPANY
        NAME           AGE*                    POSITION                              SINCE       SINCE
        ----           ----                    --------                              -----       -----
Dale P. Kramer          58   President,  Chief  Executive  Officer and Chairman of    1991        1971
                             the Board

William J. Podany       51   Executive Vice President; President, Chief Operating     1997        1994
                             Officer of Retail Stores Division; Director

Michael J. Bettiga      44   Senior Vice President, General Merchandise Manager,      1995        1977
                             Retail Health Services

Paul A. Burrows         49   Senior Vice President, Chief Information Officer         1998        1998

Roger J. Chustz         47   Senior Vice President, General Merchandise               1993        1993
                             Manager, Apparel

Steven T. Harig         43   Senior Vice President, Planning, Replenishment           1993        1989
                             and Analysis, Distribution and Transportation

Gary A. Hillerman       49   Senior Vice President, General Merchandise               1997        1996
                             Manager, Hardlines

Michael J. Hopkins      47   Senior Vice President, General Merchandise               1995        1995
                             Manager, Home and Hardlines

Jeffrey A. Jones        51   Senior Vice President and Chief Financial                1997        1993
                             Officer; Executive Vice President and Chief
                             Operating Officer of ProVantage, Inc.

Rodney D. Lawrence      40   Senior Vice President, Store Marketing,                  1996        1996
                             Store Planning

David A. Liebergen      52   Senior Vice President, Human Resources,                  1993        1973
                             Legal Affairs and Internal Communication

L. Terry McDonald       55   Senior Vice President, Marketing                         1994        1994

Richard D. Schepp       37   Senior Vice President, General Counsel and Secretary     1997        1992

*as of January 31, 1998

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

     Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for William J. Podany, Paul A. Burrows, Roger J. Chustz, Gary A. Hillerman, Michael J. Hopkins, Jeffrey A. Jones, Rodney
D. Lawrence and L. Terry McDonald.

     Mr. Podany has been a director to the Company since July 1997 and Executive Vice President since November 1994. In November 1997, he was promoted to President, Chief Operating Officer of ShopKo's Retail Stores Division. He has held senior merchandising executive officer positions with Allied Stores, May Department Stores and Carter Hawley Hale since 1978. From 1992 to 1994, Mr. Podany was Executive Vice President - Merchandising, Planning and Distribution of Carter Hawley Hale, a federation of four department store chains. From 1987 to 1992, he was Senior Vice President and General Merchandise Manager of Thalhimer's and Sibley's, both divisions of May Department Stores. Mr. Podany has held a broad range of other retail merchandising positions since beginning his career in 1969.

     Mr. Burrows joined the Company in January 1998 as Senior Vice President and Chief Information Officer. Mr. Burrows was First Vice President/Chief Information Officer with Coldwell Banker Corp. from June 1996 through December 1997. Prior to that, Mr. Burrows was employed with Broadway Stores, Inc. (formerly Carter Hawley Hale Stores, Inc.) for thirteen years, most recently as Senior Vice President, Information Services.

     Mr. Chustz has been Senior Vice President - General Merchandise Manager, Apparel of the Company since October 1993. Mr. Chustz also served as Vice President - General Merchandise Manager, Apparel from March 1993 to October 1993. Mr. Chustz was employed by Maison Blanche in various positions from 1975 through 1992, most recently as Senior Vice President - General Merchandising Manager. Mr. Chustz also served as President of Brocato immediately prior to joining the Company.

     Mr. Hillerman has been Senior Vice President - General Merchandise Manager, Hardlines since March 1997. Mr. Hillerman also served as Vice President - Divisional Merchandise Manager from March 1996 to March 1997. He was Divisional Merchandise Manager at Dillards from 1991 to 1996. Mr. Hillerman also served as Vice President of Buying at Tuesday Morning and Senior Vice President - General Merchandise Manager of Hardlines and Home at May Company.

     Mr. Hopkins has been Senior Vice President - General Merchandise Manager, Home and Hardlines since November 1995. From 1992 to 1995, Mr. Hopkins was Senior Vice President - Merchandise Planning and Distribution at Carter Hawley Hale. Prior thereto, Mr. Hopkins served as Senior Vice President and General Merchandise Manager of Home with Broadway Southwest division of Carter Hawley Hale from 1985 to 1992.

     Mr. Jones has been Executive Vice President, Chief Operating Officer of ProVantage, Inc. since November 1997 and Senior Vice President and Chief Financial Officer of the Company since November 1993. Mr. Jones was Senior Vice President and Chief Financial Officer for Trans World Music Corporation from 1990 through 1993. Prior to joining Trans World Music Corporation, Mr. Jones had eight years of chief financial officer experience and twelve years experience with Arthur Anderson & Co.

     Mr. Lawrence has been Senior Vice President - Store Marketing and Store Planning since May 1996. He was Vice President - Store Planning with Broadway Stores, Inc. from 1994 to 1996. Mr. Lawrence was Director of Store Planning with Carter Hawley Hale Stores, Inc. from 1992 to 1994 and Vice President - Visual Merchandising with Broadway from 1989 to 1992.

     Mr. McDonald has been Senior Vice President - Marketing of the Company since July 1994. Mr. McDonald was Senior Vice President - Marketing with Payless Shoe Source from 1988 to 1994 and Senior Vice President - Advertising & Sales Promotion with M. O'Neil Co., from 1986 to 1988. Payless Shoe Source and M. O'Neil Co. are both divisions of May Department Stores. Mr. McDonald also held various merchandising and marketing positions, including Vice President - General Merchandise Manager, Home and Vice President Advertising and Sales Promotion with Cain-Sloan Co., an Allied Stores Division.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of March 20, 1998, ShopKo's common shares were held by 1,030 record owners.

     The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.


                                                            HIGH        LOW       DIVIDEND
                                                            ----        ---       --------
       Fiscal Year 1996
            First Quarter (ended June 15, 1996)            $16.5000    $11.2500    $ 0.11
            Second Quarter (ended September 7, 1996)        16.2500     13.5000      0.11
            Third Quarter (ended November 30, 1996)         16.2500     15.0000        --
            Fourth Quarter (ended February 22, 1997)        16.1250     14.3750        --

       Fiscal Year 1997
            First Quarter (ended June 14, 1997)            $26.8750    $14.5000    $   --
            Second Quarter (ended September 6, 1997)        29.7500     25.5000        --
            Third Quarter (ended November 29, 1997)         28.8125     21.0000        --
            Fourth Quarter (ended January 31, 1998)         25.6250     19.2500        --

     The closing sales price of the Common Stock on the New York Stock Exchange on April 2, 1998 was $32.50 per share.

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

      The Registrant's revolving credit agreement has a restrictive covenant which requires maintenance of a minimum net worth. This covenant may potentially limit the payment of dividends. As of January 31, 1998, the Company was in compliance with this covenant; having a net worth balance of $396.0 million compared to a required balance of $306.4 million.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                                 FISCAL YEARS ENDED
                                                         -----------------------------------------------------------------
                                                           JAN. 31,     FEB. 22,    FEB. 24,    FEB. 25,     FEB. 26,
                                                             1998         1997        1996        1995        1994(1)
                                                           (49 WKS)     (52 WKS)    (52 WKS)    (52 WKS)     (52 WKS)
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (MILLIONS)
--------------------------------------------------------------------------------------------------------------------------
   Net sales                                                 $2,448       $2,333      $1,968       $1,853       $1,739
   Licensed department rentals and other income                  12           13          14           12           12
   Gross margin                                                 564          550         501          488          453
   Selling, general and administrative expenses                 404          397         361          356          344
   Nonrecurring charge(2)                                         3
   Depreciation and amortization expenses                        58           60          56           53           47
   Interest expense - net                                        31           32          34           29           21
   Earnings before income taxes                                  80           74          63           62           53
   Net earnings                                                  49           45          38           38           32
--------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (DOLLARS)
--------------------------------------------------------------------------------------------------------------------------
   Basic net earnings per common share                        $1.73        $1.40       $1.20        $1.18        $1.00
   Diluted net earnings per common share                       1.71         1.39        1.20         1.18         1.00
   Cash dividends declared per common share(3)                   --         0.22        0.44         0.44         0.44
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA (MILLIONS)
--------------------------------------------------------------------------------------------------------------------------
   Working capital                                             $144         $232        $215         $187         $119
   Property and equipment-net                                   630          603         617          618          578
   Total assets                                               1,251        1,234       1,118        1,110          953
   Total debt(4)                                                440          421         416          429          337
   Total shareholders' equity                                   396          461         422          397          374
   Capital expenditures                                          32           39          53           95          134
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
--------------------------------------------------------------------------------------------------------------------------
   Current ratio                                                1.4          1.7         1.8          1.7          1.5
   Return on beginning assets                                   4.0 %        4.0 %       3.5 %        4.0 %        4.1  %
   Return on beginning shareholders' equity                    10.6 %       10.7 %       9.7 %       10.1 %        9.0  %
   Total debt as % of total capitalization(5)                  51.4 %       46.6 %      48.5 %       50.9 %       46.2  %
--------------------------------------------------------------------------------------------------------------------------
OTHER YEAR END DATA
--------------------------------------------------------------------------------------------------------------------------
   Stores open at year end                                   149(6)          130         129          124          117
   Average store size-square feet                            88,754       89,840      89,945       90,260       90,440

(1) The effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulted in a decrease in net earnings of $0.6 million ($0.02 per share). Adoption of SFAS No. 109, "Accounting for Income Taxes," had no effect on reported net earnings or financial position.

(2) Nonrecurring charge related to the termination of the proposed combination with Phar-Mor and Cabot Noble.

(3) Upon termination of the proposed combination with Phar-Mor and Cabot Noble, the Company determined to retain earnings for the growth and expansion of its business and not declare or pay any cash dividends.

(4) Total debt includes short-term debt, current portion of long-term obligations and long-term obligations.

(5) Total capitalization includes shareholders' equity, total debt and non-current deferred income taxes.

(6) Includes 19 stores acquired from Penn-Daniels, Incorporated. In March, 1998, the Lots-A-Deals store in Moline, Illinois was closed, and the Iowa City, Iowa Jacks store will be closed by June 1998.

     The following unaudited supplemental financial information for the 52 weeks ended January 31, 1998 and February 1, 1997 is provided for comparative purposes. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


SUPPLEMENTAL FINANCIAL INFORMATION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                               52 WEEKS ENDED
                                                          JANUARY 31, 1998 (F1997) AND FEBRUARY 1, 1997 (F1996)

                                        RETAIL STORE             PROVANTAGE              CORPORATE                    TOTAL
                                 ---------------------------------------------------------------------------------------------------
                                     F1997        F1996       F1997       F1996      F1997       F1996        F1997         F1996
------------------------------------------------------------------------------------------------------------------------------------
   Net Sales                     $ 2,103,419  $ 2,000,830  $ 500,891   $ 330,048  $ (27,388)  $ (20,509)  $ 2,576,922   $ 2,310,369
      Comparable store
           sales increase                3.8%         5.9%
      Sales increase over 1996           5.1%                   51.8%                                            11.5%

   Gross Margin                      555,807      524,829     37,283      22,444                              593,090       547,273
      Percent of net sales              26.4%        26.3%       7.4%        6.8%                                23.0%         23.7%

   Other Income                       11,724       12,333        539         844                               12,263        13,177
      Percent of net sales               0.6%         0.6%       0.1%        0.3%                                 0.5%          0.6%

   Selling, general and
      administrative expenses        381,099      365,580     19,990      11,828     26,603      16,070       427,692       393,478
      Percent of net sales              18.1%        18.3%       4.0%        3.6%                                16.6%         17.0%

   Nonrecurring charge                                                                2,800                     2,800

   Depreciation and
      amortization expenses           56,112       57,053      4,779       2,233        405         471        61,296        59,757
      Percent of net sales               2.7%         2.9%       0.9%        0.7%                                 2.4%          2.6%

   Income from operations            130,320      114,529     13,053       9,227    (29,808)    (16,541)      113,565       107,215
      Percent of net sales               6.2%         5.7%       2.6%        2.8%                                 4.4%          4.7%

   Interest expense - net                                                                                      32,239        32,000

   Earnings before income taxes                                                                                81,326        75,215

   Provision for income taxes                                                                                  31,944        29,546

   Net earnings                                                                                           $    49,382   $    45,669
      Earnings per share - basic                                                                          $      1.74   $      1.42
      Earnings per share - diluted                                                                        $      1.72   $      1.40

------------------------------------------------------------------------------------------------------------------------------------
The unaudited financial information should be read in conjunction with the
Company's audited consolidated financial statements including the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In August 1997, the Company approved a change in its fiscal year end to the Saturday closest to the end of January, commencing January 31, 1998. This change in the Company's fiscal year conforms to the National Retail Federation calendar. The Company's audited consolidated financial statements were issued for the 49 weeks ended January 31, 1998 (fiscal 1997), the 52 weeks ended February 22, 1997 (fiscal 1996), and the 52 weeks ended February 24, 1996 (fiscal 1995). For comparative purposes, the Company is also providing supplemental unaudited financial information concerning the Company's results of operations for the 52 weeks ended January 31, 1998 and February 1, 1997 which information is included in Item 6 on this Form 10-K. In the opinion of management, this unaudited financial information includes all adjustments for a fair presentation of the results of operations for the periods presented.


RESULTS OF OPERATIONS

     The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of consolidated net sales:


                                                             FISCAL YEARS ENDED
                                                 -------------------------------------------
                                                 JAN. 31, 1998  FEB. 22, 1997  FEB. 24, 1996
                                                  (49 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                 -------------  -------------  -------------
 Revenues:
   Net sales                                            100.0%         100.0%         100.0%
   Licensed department rentals and other income           0.5            0.6            0.7
                                                      -------       --------       --------
                                                        100.5          100.6          100.7
 Costs and expenses:
   Cost of sales                                         77.0           76.4           74.5
   Selling, general and administrative expenses          16.5           17.0           18.4
   Nonrecurring charge                                    0.1
   Depreciation and amortization expenses                 2.4            2.6            2.9
                                                      -------       --------       --------
                                                         96.0           96.0           95.8
 Income from operations                                   4.5            4.6            4.9
 Interest expense                                         1.2            1.4            1.7
                                                      -------       --------       --------
 Earnings before income taxes                             3.3            3.2            3.2
 Provision for income taxes                               1.3            1.3            1.2
                                                      -------       --------       --------
 Net earnings                                             2.0%           1.9%           2.0%
                                                      =======       ========       ========

     The Company has two business segments: a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and health information technology). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated.

     The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT



                                                            FISCAL YEARS ENDED
                                                -------------------------------------------
                                                JAN. 31, 1998  FEB. 22, 1997  FEB. 24, 1996
                                                 (49 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                -------------  -------------  -------------
Revenues:
  Net sales                                            100.0%         100.0%         100.0%
  Licensed department rentals and other income           0.6            0.6            0.7
                                                     -------        -------        -------
                                                       100.6          100.6          100.7
Costs and expenses:
  Cost of sales                                         73.6           73.8           73.8
  Selling, general and administrative expenses          18.0           18.3           18.3
  Depreciation and amortization expenses                 2.6            2.8            2.9
                                                     -------        -------        -------
                                                        94.2           94.9           95.0

Income from operations                                   6.4%           5.7%           5.7%
                                                     =======        =======        =======



PROVANTAGE SEGMENT


                                                            FISCAL YEARS ENDED
                                                -------------------------------------------
                                                JAN. 31, 1998  FEB. 22, 1997  FEB. 24, 1996
                                                 (49 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                -------------  -------------  -------------
Revenues:
  Net sales                                            100.0%         100.0%         100.0%
  Licensed department rentals and other income           0.1            0.2            0.5
                                                     -------       --------       --------
                                                       100.1          100.2          100.5
Costs and expenses:
  Cost of sales                                         92.5           93.1           91.0
  Selling, general and administrative expenses           3.9            3.8            5.5
  Depreciation and amortization expenses                 1.0            0.6            1.1
                                                     -------       --------       --------
                                                        97.4           97.5           97.6

Income from operations                                   2.7%           2.7%           2.9%
                                                     =======       ========       ========

FISCAL 1997 COMPARED TO FISCAL 1996

     Consolidated net sales for fiscal 1997 (49 weeks) increased $114.4 million or 4.9%, over fiscal 1996 (52 weeks) to $2,447.8 million. When compared to the corresponding 49-week period of the previous fiscal year, consolidated net sales increased 11.0%.

     Retail Store sales for fiscal 1997 (49 weeks) decreased 0.2% or $4.2 million from fiscal 1996 (52 weeks) to $2,001.6 million. When compared to the corresponding 49-week period of the previous fiscal year, Retail Store sales increased 5.1% and comparable Retail Store sales increased 3.7%. The comparable Retail Store increases for that period by category were as follows:
Retail Health--10.3%, Apparel--2.8%, and Hardline/Home--1.6%. The Company attributes these comparable Retail Store increases in large part to the success of its merchandising operations and marketing initiatives. Changes in retail comparable store sales for a year are based upon those stores which were open for the entire preceding year.

     ProVantage sales for fiscal 1997 (49 weeks) increased 35.4% or $123.4 million over fiscal 1996 (52 weeks) to $472.2 million. When compared to the corresponding 49-week period of the previous fiscal year, ProVantage sales increased 47.1%. This increase is primarily attributable to growth in claims processing activities, most of which was internally generated and a portion of which was due to the acquisition of CareStream Scrip Card. Included in ProVantage sales are amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors for medical claims and claims processing fees; the amount of prescription sales through the mail service pharmacy; the amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees; and contract and license fees for health information technology services. The formulary fees included in ProVantage sales were $13.6 million and $16.7 million for fiscal years 1997 and 1996, respectively. On a per claim basis, net formulary fees were $0.48 and $0.51 for fiscal years 1997 and 1996, respectively. Management expects the net formulary fees per claim to continue to decline in fiscal 1998.

     Consolidated gross margins as percentages of sales were 23.0% and 23.6% for fiscal 1997 and 1996, respectively. Retail Store gross margins as percentages of sales were 26.4% and 26.2% for fiscal 1997 and 1996, respectively. The Retail Store gross margins include a LIFO credit of $3.7 million for fiscal 1997 and a LIFO charge of $2.6 million for fiscal 1996. Retail Store gross margins, before LIFO expense, were 26.2% and 26.3% for fiscal 1997 and 1996, respectively. ProVantage gross margins as percentages of sales were 7.5% and 6.9% for fiscal 1997 and 1996, respectively. This increase is primarily due to improved gross margin rates in ProVantage's formulary business.

     Consolidated selling, general and administrative expenses as a percentage of net sales decreased to 16.5% in fiscal 1997, compared with 17.0% in fiscal 1996. Retail Store selling, general and administrative expenses were 18.0% and 18.3% of net sales for fiscal 1997 and 1996, respectively. This improvement is primarily due to more effectively managing store payroll costs. ProVantage selling, general and administrative expenses increased 0.1% of net sales to 3.9% compared with 3.8% in fiscal 1996. This increase is primarily due to additional investments in information technology and infrastructure support related to continued growth. Selling, general and administrative expenses will be impacted in fiscal 1998 by the Penn-Daniels acquisition. See "Capital Expenditures and Acquisitions."

     The Company's operating earnings (earnings before interest and income taxes) increased 4.9% to $111.0 million in fiscal 1997 from $105.8 million in fiscal 1996. Retail Store operating earnings (earnings before corporate expenses, interest and income taxes) increased 12.0% to $127.3 million in fiscal 1997 compared to $113.7 million in fiscal 1996. This increase is primarily due to increased sales and expense control initiatives. ProVantage operating earnings increased 32.8% in fiscal 1997 to $12.7 million compared to $9.5 million in fiscal 1996. This increase is primarily due to growth in prescription benefit management services and business acquisitions.

     Net interest expense as a percentage of net sales decreased to 1.2% in fiscal 1997 compared with 1.4% in fiscal 1996. This decrease is primarily due to increased sales.

Supplemental Comparison of Fiscal 1997 to Fiscal 1996

     The supplemental comparison should be read in conjunction with the Company's unaudited financial information for the 52 weeks ended January 31, 1998 and February 1, 1997 included in Item 6 on this Form 10-K.

                       ANNUAL CONSOLIDATED SALES SUMMARY


                                                   52 WEEKS
                      2/2/97-            2/4/96-                     % COMPARABLE STORE
Dollars in Millions   1/31/98            2/1/97   %       % CHANGE      SALES INCREASE
                     ------------------------------------------------------------------
Business Segments
 Retail Store        $2,103.4           $2,000.8               5.1%          3.8%
 ProVantage             500.9              330.1              51.8%          N/A
 Intercompany           (27.4)             (20.5)              N/A           N/A
                     --------           --------          --------
Consolidated         $2,576.9           $2,310.4              11.5%          N/A
                     ========           ========

     Consolidated gross margin as a percent of sales for the 52 weeks ended January 31, 1998 was 23.0% compared with 23.7% for the 52 weeks ended February 1, 1997. The Retail Store gross margin as a percent of sales for the same period was 26.4% compared with 26.3% for the preceding period. The FIFO Retail Store gross margin as a percent of sales for the 52 weeks was 26.3% compared with 26.4%. ProVantage's gross margin as a percent of sales for the same period increased to 7.4% from 6.8% primarily due to improved gross margin rates in its formulary business.

     Consolidated selling, general and administrative expenses as a percent of sales for the 52 weeks ended January 31, 1998 decreased to 16.6% from 17.0%. Retail Store selling, general and administrative expense as a percent of sales for the same period was 18.1% compared with 18.3% for the preceding period. This decrease is primarily due to more effectively managing store payroll costs. ProVantage's selling, general and administrative expenses increased to 4.0% of sales for the 52 weeks ended January 31, 1998 compared with 3.6% of sales for the preceding period. This increase is primarily due to additional investments in information technology and infrastructure support related to continued growth.

FISCAL 1996 COMPARED TO FISCAL 1995

     Consolidated net sales for fiscal 1996 (52 weeks) increased 18.6% or $365.4 million over fiscal 1995 (52 weeks) to $2,333.4 million.

     Retail Store sales increased 6.6% or $124.7 million over fiscal 1995 to $2,005.7 million. Comparable Retail Store sales increased 6.0%. The comparable Retail Store increases by category were as follows: Apparel--12%, Retail Health--8% and Hardline/Home--3%. Changes in retail comparable store sales for a fiscal year are based upon those stores which were open for the entire preceding fiscal year.

     ProVantage sales increased 271.7% or $254.9 million over fiscal 1995 to $348.8 million. Management attributes this increase primarily to internally generated growth and supplementally to the acquisition of CareStream Scrip Card in August 1996. Included in ProVantage sales are amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors and the amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees. The formulary fees included in ProVantage sales were $16.7 million and $5.7 million for fiscal years 1996 and 1995, respectively. On a per claim basis, net formulary fees were $0.51 and $0.79 for fiscal years 1996 and 1995, respectively.

     Consolidated gross margins as percentages of sales were 23.6% and 25.5% for fiscal 1996 and 1995, respectively. Retail Store gross margins as percentages of sales were 26.2% for both fiscal years and include LIFO charges of $2.6 million and $2.2 million for fiscal 1996 and 1995, respectively. Retail Store gross margins, before LIFO expense, were 26.3% in fiscal 1996 and fiscal 1995. ProVantage gross margins as percentages of sales were 6.9% and 9.0% for fiscal 1996 and 1995, respectively. This decrease is attributable to a larger percentage of the sales coming from the lower gross margin claims processing activities and to an increase in the percentage of formulary fees shared with clients.

     Consolidated selling, general and administrative expenses decreased 1.4% of net sales to 17.0% compared with 18.4% in fiscal 1995. The decrease is due to increased sales related to ProVantage. Retail Store selling, general and administrative expenses were 18.3% of net sales for both fiscal years. ProVantage selling, general and administrative expenses decreased 1.7% of net sales to 3.8% compared with 5.5% in fiscal 1995. This decrease is primarily due to leveraging costs against increasing sales volumes.

     The Company's operating earnings (earnings before interest and income taxes) increased 8.6% to $105.8 million in fiscal 1996 from $97.4 million in fiscal 1995. Retail Store operating earnings (earnings before corporate expenses, interest and income taxes) increased 6.0% to $113.7 million in fiscal 1996 compared to $107.2 million in fiscal 1995. This increase is primarily due to increased sales. ProVantage operating earnings increased in fiscal 1996 to $9.5 million compared to $2.7 million in fiscal 1995. This increase is primarily due to growth in prescription benefit management services and business acquisitions.

     Net interest expense in fiscal 1996 decreased from the prior year by 0.3% of net sales to 1.4% of net sales. This decrease is primarily due to increased sales and increased interest income. Interest income increased to $4.3 million in fiscal 1996 compared with $1.8 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies on cash generated from its operations, with the remaining needs being met by short-term and long-term borrowings. Cash provided from operating activities was $142.6 million, $111.7 million and $155.6 million in fiscal years 1997, 1996 and 1995, respectively.

     The Company entered into a new $200.0 million revolving credit facility on July 8, 1997. The new facility, effective through January 31, 2002, has terms and conditions similar to those of the prior credit agreement. Funds generated from operations, and if necessary, the revolving credit facility are expected to fund the projected working capital needs and total capital expenditures through fiscal 1998.


CAPITAL EXPENDITURES AND ACQUISITIONS

     The Company spent $32.0 million on capital expenditures (excluding acquisitions) in fiscal 1997, compared to $38.9 million in fiscal 1996 and $53.0 million in fiscal 1995. The following table sets forth the components of the Company's capital expenditures and acquisitions (in millions):


                                                                      FISCAL YEARS ENDED
                                                        --------------------------------------------
                                                        JAN. 31, 1998   FEB. 22, 1997  FEB. 24, 1996
                                                         (49 WEEKS)      (52 WEEKS)     (52 WEEKS)
                                                        -------------   -------------  -------------
Capital Expenditures
  New stores                                                  $ 0.0          $ 2.5        $14.9
  Remodeling and refixturing                                   12.6           14.6         24.7
  Distribution centers                                          0.7            1.3          0.7
  Management information and point-of-sale equipment
   and systems                                                 18.0           18.8         11.7
  Other                                                         0.7            1.7          1.0
                                                              -----          -----        -----
    Total                                                     $32.0          $38.9        $53.0
                                                              =====          =====        =====
Acquisitions                                                  $40.5          $30.5        $   -
                                                              =====          =====        =====

     While the Company did not complete any major remodels in existing ShopKo stores or construct any new stores in fiscal 1997, the Company did spend $12.6 million for merchandise initiatives and store equipment and fixturing replacements. On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels, Incorporated ("Penn-Daniels"), which operated 18 Jacks discount stores and one Lots-A-Deals close-out store in Iowa, Illinois and Missouri.
The Company is converting 17 of the Jacks retail locations to ShopKo stores, including the addition of in-store pharmacies and optical centers. The stores will remain open during remodeling, which is targeted for completion in July 1998. The capital expenditures related to the remodeling are anticipated to be approximately $35.0 million.

     The Company's total capital expenditures for the fiscal year ending January 30, 1999 are anticipated to approximate $80.0 to $90.0 million, the majority of which would relate to remodeling the recently acquired Penn-Daniels stores, supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements and continuing investments in systems technology. This amount excludes any capital that may be required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

     On August 2, 1996, the Company completed the acquisition of CareStream Scrip Card from Avatex Corporation, formerly known as Foxmeyer Health Corporation. CareStream Scrip Card is a prescription benefit management company which has been integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, with a supplemental cash payment of between $2.5 million and $5.0 million due between six months and five years after August 2, 1996. The purchase price was funded from the Company's available cash.

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

     On August 20, 1997, the Company acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Alexandria, Virginia. Mikalix's primary subsidiary is PharMark Corporation ("PharMark"), a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for Mikalix was approximately $15.3 million, of which $13.3 million was paid in cash and $2.0 million is due over the next two years. The sellers of Mikalix may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments").
The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and certain liquidity events related to ProVantage. The Contingent Payments may be made, at the Company's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market.

     On December 19, 1997, ShopKo bought the outstanding stock of Penn-Daniels, a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $21.0 million was retired at the time of the closing. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels outstanding debt. The acquisition was accounted for under the purchase method of accounting. Penn-Daniels operated 18 Jacks discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois. The results of Penn-Daniels operations since the date of acquisition have been included in the fiscal 1997 consolidated statement of earnings.

     In connection with the Penn-Daniels acquisition, ShopKo expects to incur nonrecurring pre-tax costs of approximately $10.0 million for duplicate operations at the Penn-Daniels administrative office and warehouse until they are consolidated with ShopKo's operations and for other transaction related items. These estimated costs are expected to be incurred primarily in the first half of fiscal 1998. The Company expects to fund these costs from available cash and, if necessary, borrowing under the Company's revolving credit facility. The Penn-Daniels acquisition is expected to be slightly accretive to fiscal 1998 earnings per share excluding the nonrecurring pre-tax costs described above, and to be slightly dilutive to fiscal 1998 earnings when such costs are factored into fiscal 1998 results.


TERMINATION OF PLAN OF REORGANIZATION

     On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company recorded a nonrecurring pre-tax charge of $2.8 million ($0.06 per share), during the first quarter of fiscal 1997 for costs incurred in connection with the terminated business combination.


STOCK BUYBACK AGREEMENT

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

YEAR 2000

     The Company is in the process of addressing Year 2000 compliance. Management has initiated a comprehensive project designed to eliminate or minimize any business disruption associated with date processing problems in computer and other electronic systems. The Company will utilize both internal and external resources to complete the Year 2000 assessment, modification (where necessary) and testing process.

     As a result of the significant investment made by the Company in both hardware and software over the past several years, management does not anticipate that Year 2000 compliance initiatives will be disruptive to its operations. The overall cost of these initiatives is not expected to have a material impact on the Company's financial statements.

     As part of the process, the Company is also communicating with others with whom it does significant business to determine their Year 2000 compliance readiness. There can be no guarantee that the systems of other companies on which the Company's systems rely will be compliant, or that a failure by another company to bring its systems into compliance would not have a material adverse effect on the Company.


TREASURY STOCK RETIREMENT

     In the first quarter of fiscal 1998, the Company will retire all 8,174,387 shares of common stock held as treasury stock for accounting purposes, and such shares will be returned to the status of authorized but unissued shares. As a result, the $152.2 million assigned to treasury stock will be eliminated with a corresponding decrease in par value, additional paid-in capital and retained earnings.


INFLATION

     Inflation has not had a significant effect on the results of operations of the Company or its internal and external sources of liquidity.


RECENT PRONOUNCEMENTS

     In 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," were issued. Both statements must be adopted by the Company beginning February 1, 1998. The Company is currently evaluating the impact of these statements on the consolidated financial statements.

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated financial statements and supplementary data are included on pages 41 to 60 and are incorporated by reference herein.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, as to Directors of the Registrant and the information required by Item 401 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Shareholders.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     1. Consolidated Financial Statements:

        See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 39, the Independent Auditors' Report on page 40 and the Consolidated Financial Statements on pages 41 to 60, all of which are incorporated herein by reference.

     2. Financial Statement Schedules:

        See "Index to Consolidated Financial Statements and Financial
        Statement Schedules" on page 39 and the Financial Statement Schedule on page 61, all of which are incorporated herein by reference.

     3. Exhibits:

        See "Exhibit Index" on pages 63 to 68 which is incorporated herein by reference.

        Pursuant to Regulation S-K, Item 601(b) (4) (iii), the
        Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b) Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K in the fourth quarter of fiscal 1997 as follows:


Date of Report    Items Reported
----------------  --------------------------------------------------------------
January 16, 1998  Items 5,7 - The Company presented unaudited financial information for each quarter of fiscal 1996, for the full
                  year of fiscal 1996, and for each of the first three quarters of fiscal 1997 as if the Company had been using the National
                  Retail Federation Retail calendar as its fiscal year for
                  those periods.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                                                      PAGE
                                                                                                      -----
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries
----------------------------------------------------------------------------------
  Independent Auditors' Report......................................................................     40
  Consolidated Statements of Earnings
     for each of the three years in the period ended January 31, 1998...............................     41
  Consolidated Balance Sheets as of January 31, 1998 and February 22, 1997..........................     42
  Consolidated Statements of Cash Flows
     for each of the three years in the period ended January 31, 1998................................    43
  Consolidated Statements of Shareholders' Equity
     for each of the three years in the period ended January 31, 1998................................ 44-45
  Notes to Consolidated Financial Statements ........................................................ 46-60
Index to Financial Statement Schedules
--------------------------------------
  Schedule VIII-Valuation and Qualifying Accounts ...................................................    61

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

     We have audited the consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of January 31, 1998 and February 22, 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year (49 weeks) ended January 31, 1998 and for each of the two years (52 weeks) in the period ended February 22, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of January 31, 1998 and February 22, 1997, and the results of their operations and their cash flows for the year (49 weeks) ended January 31, 1998 and for each of the two years (52 weeks) in the period ended February 22, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 12, 1998

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                       Fiscal Years Ended
------------------------------------------------------------------------------------------------------
                                                       January 31,     February 22,     February 24,
                                                          1998             1997             1996
                                                       (49 Weeks)       (52 Weeks)       (52 Weeks)
------------------------------------------------------------------------------------------------------
Revenues:
  Net sales                                         $     2,447,847  $     2,333,407  $     1,968,016
  Licensed department rentals and other income               11,756           13,058           13,924
------------------------------------------------------------------------------------------------------
                                                          2,459,603        2,346,465        1,981,940
Costs and expenses:
  Cost of sales                                           1,883,891        1,783,741        1,466,733
  Selling, general and administrative expenses              403,635          397,092          361,402
  Nonrecurring charge                                         2,800
  Depreciation and amortization expenses                     58,252           59,833           56,383
------------------------------------------------------------------------------------------------------
                                                          2,348,578        2,240,666        1,884,518

Income from operations                                      111,025          105,799           97,422
Interest expense - net                                       30,582           31,777           34,282
------------------------------------------------------------------------------------------------------

Earnings before income taxes                                 80,443           74,022           63,140
Provision for income taxes                                   31,598           29,076           24,701
------------------------------------------------------------------------------------------------------

Net earnings                                        $        48,845  $        44,946  $        38,439
======================================================================================================

Basic net earnings per common share                 $          1.73  $          1.40  $          1.20

Weighted average number of
     common shares outstanding                               28,161           32,092           32,005

Diluted net earnings per common share               $          1.71  $          1.39  $          1.20

Adjusted weighted average number of
      common shares outstanding                              28,569           32,370           32,056

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        January 31,       February 22,
                                                                           1998               1997
---------------------------------------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents                                      $           54,344 $          124,550
    Receivables, less allowance for losses of
         $8,637 and $5,585, respectively                                       97,812             95,178
    Merchandise inventories                                                   376,568            334,962
    Other current assets                                                       13,508             10,482
---------------------------------------------------------------------------------------------------------
         Total current assets                                                 542,232            565,172
Other assets and deferred charges                                               7,202              5,558
Intangible assets - net                                                        71,668             60,330
Property and equipment - net                                                  629,733            602,832
---------------------------------------------------------------------------------------------------------
Total assets                                                       $        1,250,835 $        1,233,892
=========================================================================================================



---------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable - trade                                       $          193,646 $          165,712
    Accrued compensation and related taxes                                     39,964             34,861
    Accrued other liabilities                                                 135,522            113,064
    Accrued income and other taxes                                             24,502             17,664
    Current portion of long-term obligations                                    4,174              2,014
---------------------------------------------------------------------------------------------------------
         Total current liabilities                                            397,808            333,315
Long-term obligations                                                         436,125            418,714
Deferred income taxes                                                          20,906             20,999
Shareholders' equity:
    Preferred stock; none outstanding
    Common stock; shares issued, 33,941 at January 31, 1998
         and 32,167 at February 22, 1997                                          339                322
    Additional paid-in capital                                                283,520            245,137
    Retained earnings                                                         264,316            215,405
    Less treasury stock; 8,174 shares                                        (152,179)
---------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                           395,996            460,864
=========================================================================================================
Total liabilities and shareholders' equity                         $        1,250,835 $        1,233,892
=========================================================================================================


See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Fiscal Years Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 January 31,       February 22,      February 24,
                                                                                     1998              1997              1996
                                                                                  (49 Weeks)        (52 Weeks)        (52 Weeks)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                             $             48,845   $        44,946    $       38,439
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Depreciation and amortization                                                 58,252            59,833            56,383
         Provision for losses on receivables                                            2,999             1,200                23
         (Gain) on the sale of property and equipment                                    (540)           (2,140)           (2,739)
         Deferred income taxes                                                         (1,334)           (1,620)            5,206
         Change in assets and liabilities (excluding effects of
              business acquisitions):
                  Receivables                                                          (3,593)          (40,636)          (13,470)
                  Merchandise inventories                                              (9,872)          (12,529)           78,190
                  Other current assets                                                 (1,282)              523             2,448
                  Other assets and intangibles                                         (1,878)          (13,062)           (2,879)
                  Accounts payable                                                     17,867            21,074            (4,655)
                  Accrued liabilities                                                  33,137            54,133            (1,395)
-----------------------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                            142,601           111,722           155,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment                                                   (32,003)          (38,899)          (53,012)
Proceeds from the sale of property and equipment                                        2,348             3,275             4,171
Business acquisitions, net of cash acquired                                           (40,488)          (30,500)
-----------------------------------------------------------------------------------------------------------------------------------
                 NET CASH (USED IN) INVESTING ACTIVITIES                              (70,143)          (66,124)          (48,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in short-term debt                                                                                                 (15,000)
Change in common stock from stock options                                              10,907             1,249
Change in common stock from public offering                                            23,419
Purchase of treasury stock                                                           (152,179)
Dividends paid                                                                                          (10,583)          (14,083)
Reduction in debt and capital leases                                                  (24,811)           (1,183)             (756)
-----------------------------------------------------------------------------------------------------------------------------------
                 NET CASH (USED IN) FINANCING ACTIVITIES                             (142,664)          (10,517)          (29,839)
-----------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (70,206)           35,081            76,871
Cash and cash equivalents at beginning of year                                        124,550            89,469            12,598
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $             54,344   $       124,550    $       89,469
===================================================================================================================================

Supplemental cash flow information:
    Noncash investing and financial activities -
        Capital lease obligations incurred                                                      $         5,533    $        2,573
         Restricted stock issued                                         $                416   $         1,012
    Cash paid during the period for:
         Interest                                                        $             29,265   $        31,663    $       34,803
         Income taxes                                                    $             26,852   $        30,086    $       33,062


See notes to consolidated financial statements.

                       SHOPKO STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)

                                  Common Stock   Additional                 Treasury Stock
                                ----------------  Paid-in     Retained      --------------
                                Shares    Amount  Capital     Earnings    Shares     Amount
---------------------------------------------------------------------------------------------

Balances at February 25, 1995   32,005   $ 320   $ 242,843  $ 154,112

Net earnings                                                   38,439
Cash dividends declared on
    common stock - $0.44 per share                            (14,083)
---------------------------------------------------------------------------------------------

Balances at February 24, 1996   32,005     320     242,843    178,468

Net earnings                                                   44,946
Sale of common stock
     under option plans             97       1       1,248
Income tax benefit related
     to stock options                                   35
Issuance of restricted stock        65       1       1,011     (1,012)
Restricted stock expense                                           63
Cash dividends declared on
    common stock - $0.22 per share                             (7,060)
---------------------------------------------------------------------------------------------

Balances at February 22, 1997   32,167     322     245,137    215,405

Net earnings                                                   48,845
Sale of common stock
     under option plans            780       7      10,900
Income tax benefit related
     to stock options                                3,658
Sale of common stock
     in public offering            984      10      23,409
Issuance of restricted stock        10                 246       (246)
Remeasurement of restricted
     stock                                             170       (170)
Restricted stock expense                                          482
Purchase of treasury stock                                                (8,174)  $ (152,179)
=============================================================================================
Balances at January 31, 1998    33,941   $ 339   $ 283,520  $ 264,316     (8,174)  $ (152,179)
=============================================================================================

(Continued on next page.)

                     SHOPKO STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share data)

                                                    Total
                                             -------------------
                                              Shares     Amount
----------------------------------------------------------------
Balances at February 25, 1995                  32,005  $ 397,275

Net earnings                                              38,439
Cash dividends declared on
    common stock - $0.44 per share                       (14,083)
----------------------------------------------------------------

Balances at February 24, 1996                  32,005    421,631

Net earnings                                              44,946
Sale of common stock
     under option plans                            97      1,249
Income tax benefit related
     to stock options                                         35
Issuance of restricted stock                       65         -
Restricted stock expense                                      63
Cash dividends declared on
    common stock - $0.22 per share                        (7,060)
----------------------------------------------------------------

Balances at February 22, 1997                  32,167    460,864

Net earnings                                              48,845
Sale of common stock
     under option plans                           780     10,907
Income tax benefit related
     to stock options                                      3,658
Sale of common stock in public
     offering                                     984     23,419
Issuance of restricted stock                       10        -
Remeasurement of restricted stock                            -
Restricted stock expense                                     482
Purchase of treasury stock                     (8,174)  (152,179)
================================================================
Balances at January 31, 1998                   25,767   $395,996
================================================================


See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation:

     The consolidated financial statements include the accounts of ShopKo Stores, Inc. and its subsidiaries ("ShopKo" or the "Company"). All significant intercompany accounts and transactions have been eliminated. The Company, which is a Minnesota corporation, was incorporated in 1961 and in 1971 became a wholly owned subsidiary of Supervalu Inc. ("Supervalu"). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering.

     ShopKo is engaged in the business of providing general merchandise and health services through its retail stores. Retail stores are operated in the Midwest, Western Mountain and Pacific Northwest states and four free-standing optical centers are located in Ohio. The Company also provides custom prescription benefit management services; pharmacy mail service; vision benefit management services and health care knowledge through technology and clinical support services through its subsidiary ProVantage, Inc. ("ProVantage"). ProVantage conducts business throughout the United States and parts of Europe.

     Change in Fiscal Year:

     The Company changed its fiscal year end from the last Saturday in February to the Saturday nearest January 31, effective with the fiscal year ended January 31, 1998. This change was made in order to coincide the Company's fiscal year with the calendar predominantly used by the retail industry. The current year consolidated balance sheet and statements of earnings, cash flows and shareholders' equity are presented for the year ended January 31, 1998 (49 weeks). All other years presented are for 52 weeks ending the last Saturday in February. In addition, the table below illustrates how the fiscal years are referred to in the notes to consolidated financial statements.


            February 23, 1997 through January 31, 1998 (49 weeks) 1997 February 25, 1996 through February 22, 1997 (52 weeks) 1996 February 26, 1995 through February 24, 1996 (52 weeks) 1995

     Cash and Cash Equivalents:

     The Company records all highly liquid investments with a maturity of three months or less as cash equivalents. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these investments are classified as trading securities and are reported at fair value.

     Receivables:

     Receivables consist of amounts collectible from third party pharmacy insurance carriers and self-funded medical plan sponsors for medical claims, from merchandise vendors for promotional and advertising allowances, from retail store customers for optical, main store layaway and pharmacy purchases and from pharmaceutical manufacturers and third party formulary administrators for formulary fees. Substantially all amounts are expected to be collected within one year.

     Merchandise Inventories:

     Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been higher by approximately $38.1 million at January 31, 1998, $41.8 million at February 22, 1997 and $39.2 million at February 24, 1996.

     Property and Equipment:

     Property and equipment are carried at cost. The cost of buildings and equipment is depreciated over the estimated useful lives of the assets. Buildings and certain equipment (principally computer and retail store equipment) are depreciated using the straight-line method. Remaining properties are depreciated on an accelerated basis. Useful lives generally assigned are: buildings-25 to 50 years; retail store equipment-8 to 10 years; warehouse, transportation and other equipment-3 to 10 years. Costs of leasehold improvements are amortized over the period of the lease or the estimated useful life of the asset, whichever is shorter, using the straight-line method. Property under capital leases is amortized over the related lease term using the straight-line method. Interest on property under construction of $0.1 and $0.2 million was capitalized in fiscal years 1996 and 1995, respectively.

     The components of property and equipment are:


                                               JAN. 31, 1998     FEB. 22, 1997
                                             -----------------  ----------------
                                                         (in thousands)
Property & equipment at cost:
   Land                                        $ 118,723          $107,982
   Buildings                                     522,732           492,001
   Equipment                                     348,817           313,505
   Leasehold improvements                         53,932            49,929
   Property under construction                       456             2,219
   Property under capital leases                  26,419            26,419
                                               ---------          --------
                                               1,071,079           992,055
Less accumulated depreciation & amortization:
   Property & equipment                          430,293           380,643
   Property under capital leases                  11,053             8,580
                                               ---------          --------
Net property & equipment                       $ 629,733          $602,832
                                               =========          ========

     Intangible Assets:

     The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 18 to 22 years. Accumulated amortization for these costs was $5.7 million and $2.5 million at January 31, 1998 and February 22, 1997, respectively.

     Impairment of Long Lived Assets:

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of January 31, 1998 or February 22, 1997.

     Accrued Other Liabilities:

     Accrued other liabilities include amounts related to ProVantage for medical claims and formulary rebate sharing and other current liabilities not related to compensation or taxes. As of January 31, 1998 and February 22, 1997, the amounts payable by ProVantage for medical claims and formulary rebate sharing included in the accrued other liabilities were $56.4 million and $39.8 million, respectively.

     ProVantage Accounting:

     ProVantage records as sales the amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors for medical claims and claims processing fees, the amount of prescription sales through the mail service pharmacy, the amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees and contract and license fees for health information technology services. Cost of sales includes the amounts paid to network pharmacies and optical centers for medical claims, the cost of prescription medications sold through the mail service pharmacy and the amounts paid to plan sponsors for shared formulary fees.

     Pre-opening Costs:

     Pre-opening costs of retail stores are charged against earnings in the year the store opens.

     Net Earnings Per Common Share:

     In 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. All earnings per share amounts for all periods presented are restated to conform with the adoption of SFAS No. 128. For fiscal years 1997, 1996 and 1995, respectively, the weighted average shares outstanding were increased by 408,000, 278,000 and 51,000 for the dilutive effect of employee stock options in calculating diluted earnings per share.

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

B. ACQUISITIONS

     On January 3, 1995, the Company completed the acquisition of Bravell, Inc. ("Bravell"), a prescription benefit management company. The transaction was accounted for as a purchase, whereby the Company acquired 97% of the outstanding common stock of Bravell for approximately $17.3 million. The Company was also required to make additional payments which were contingent upon future results of Bravell's operations. In fiscal 1996, $0.7 million was paid based on the results of fiscal 1995. On April 10, 1997, the Company made a payment of approximately $8.9 million to the founders of Bravell to (i) acquire the remaining 3% of the common stock of Bravell which the Company did not acquire in January 1995, (ii) extinguish all remaining contingent payment obligations to the founders and (iii) terminate the founders' employment agreements.

     On August 2, 1996, the Company completed the acquisition of CareStream Scrip Card from Avatex Corporation, formerly known as Foxmeyer Health Corporation. CareStream Scrip Card is a prescription benefit management company which has been integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, with a supplemental cash payment of between $2.5 million and $5.0 million due between six months and five years after August 2, 1996. The purchase price was funded from the Company's available cash.

     On August 20, 1997, the Company acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Alexandria, Virginia. Mikalix's primary subsidiary is PharMark Corporation ("PharMark"), a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for Mikalix was approximately $15.3 million, of which $13.3 million was paid in cash and $2.0 million is due over the next two years. The sellers of Mikalix may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and certain liquidity events related to ProVantage. The Contingent Payments may be made, at the Company's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market.

     On December 19, 1997, the Company bought the outstanding stock of Penn-Daniels, Incorporated ("Penn-Daniels"), a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $21.0 million was retired at the time of the closing. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels' outstanding debt. The acquisition was accounted for under the purchase method of accounting. Penn-Daniels operated 18 Jacks discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois.

     The allocation of the purchase prices of Bravell, CareStream Scrip Card and Mikalix were based on fair values at the dates of acquisition. The excess of the purchase prices over the fair value of the net assets acquired (goodwill) of approximately $72.0 million is being amortized on a straight-line basis over 18 to 22 years. The allocation of the purchase price of Penn-Daniels was based on estimated fair values at the date of acquisition.
The estimates are based on available information and are subject to change upon completion of the appraisal process. The results of Bravell's, CareStream Scrip Card's, Mikalix's and Penn-Daniels' operations since the dates of acquisition have been included in the consolidated statement of earnings.

C. SHORT-TERM DEBT

     The Company entered into a new $200.0 million revolving credit facility on July 8, 1997. The new facility effective through January 31, 2002, has terms and conditions similar to those of the prior credit agreement. The Company pays an annual facility fee of 1/5 of one percent. As of January 31, 1998 and February 22, 1997, the Company had no amounts outstanding under the current or prior agreements.

     The Company also issues letters of credit during the ordinary course of business as required by foreign vendors. As of January 31, 1998 and February 22, 1997, the Company had issued letters of credit for $21.5 million and $33.4 million, respectively.

D. LONG-TERM OBLIGATIONS AND LEASES
     (in thousands)


                                                                     JAN. 31, 1998     FEB. 22, 1997
                                                                   ----------------    -------------
 Senior Unsecured Notes, 9.0% due November 15, 2004, less
  unamortized discount of $200 and $227, respectively                  $ 99,800          $ 99,773
 Senior Unsecured Notes, 8.5% due March 15, 2002, less
  unamortized discount of $150 and $184, respectively                    99,850            99,816
 Senior Unsecured Notes, 9.25% due March 15, 2022, less
  unamortized discount of $462 and $480, respectively                    99,538            99,520
 Senior Unsecured Notes, 6.5% due August 15, 2003, less
  unamortized discount of $154 and $182, respectively                    99,846            99,818
 Industrial Revenue Bond, 6.4% due May 1, 2008                            1,000             1,000
 Mortgage obligations                                                    21,304
 Capital lease obligations                                               18,961            20,801
                                                                       --------          --------
                                                                        440,299           420,728
 Less current portion                                                     4,174             2,014
                                                                       --------          --------
 Long-term obligations                                                 $436,125          $418,714
                                                                       ========          ========

     The notes contain certain covenants which, among other things, restrict the ability of the Company to consolidate, merge or convey, transfer or lease its properties and assets substantially as an entirety, to create liens or to enter into sale and leaseback transactions.

     The mortgage obligations represent debt collaterized by certain properties assumed in the Penn-Daniels acquisition. The interest rates on this debt range from 7.25% to 8.75% with maturities ranging from February 1999 to April 2007.

     Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended January 31, 1998 are as follows (in thousands):


                                          LONG-TERM
                       YEAR              OBLIGATIONS
                      -----              -----------
                       1998                 $  2,087
                       1999                    3,211
                       2000                    1,511
                       2001                    1,642
                       2002                  106,349
                       Later                 306,538
                                         -----------
                       Total maturities     $421,338
                                         ===========

     The underwriting and issuance costs of all the long-term obligations are being amortized over the terms of the notes using the straight-line method. At January 31, 1998 and February 22, 1997, $2.3 million and $2.6 million remained to be amortized over future periods. Amortization expense for these costs was $0.3 million in fiscal years 1997, 1996 and 1995.

     The Company leases certain stores and computer equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase.

     Amortization of property under capital leases was $2.5, $2.7 and $1.1 million in fiscal years 1997, 1996 and 1995, respectively. Minimum future obligations under capital leases in effect at January 31, 1998 are as follows (in thousands):


                                                           LEASE
             YEAR                                       OBLIGATIONS
             ----                                       -----------
             1998                                         $ 3,968
             1999                                           2,689
             2000                                           2,492
             2001                                           2,492
             2002                                           2,520
             Later                                         24,777
                                                          -------
             Total minimum future obligations              38,938
             Less interest                                 19,977
                                                          -------
             Present value of minimum future obligations  $18,961
                                                          =======

     The present values of minimum future obligations shown above are calculated based on interest rates ranging from 7.4% to 13.4%, with a weighted average of 10.5%, determined to be applicable at the inception of the leases.

     Interest expense on the outstanding obligations under capital leases was $2.1, $2.2 and $1.7 million in fiscal years 1997, 1996 and 1995, respectively.

     Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.5 million in each of the fiscal years 1997, 1996 and 1995.

     In addition to its capital leases, the Company is obligated under operating leases, primarily for land and buildings. Minimum future obligations under operating leases in effect at January 31, 1998 are as follows (in thousands):


                                        LEASE
           YEAR                      OBLIGATIONS
           ----                      -----------
           1998                        $ 6,700
           1999                          6,618
           2000                          6,397
           2001                          5,794
           2002                          4,991
           Later                        52,987
                                       -------
           Total minimum obligations   $83,487
                                       =======

     Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $5.3, $4.6 and $3.5 million in fiscal years 1997, 1996 and 1995, respectively.

     Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of earnings reflect rent expense on a straight-line basis over the term of the leases. An obligation of $2.8 million and $1.8 million, representing pro-rata future payments, is reflected in the accompanying consolidated balance sheets at January 31, 1998 and February 22, 1997, respectively.

E. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability are as follows (in thousands):


                                        1997         1996
                                   --------------  ---------
 Deferred tax liabilities:
   Property and equipment          $ 26,200        $ 25,812
   LIFO inventory valuation           9,800           6,518
   Other                              3,098           2,418
                                   --------        --------
   Total deferred tax liabilities    39,098          34,748
                                   --------        --------
 Deferred tax assets:
   Reserves and allowances          (20,620)        (15,155)
   Capital leases                    (2,252)         (2,033)
                                   --------        --------
   Total deferred tax assets        (22,872)        (17,188)
                                   --------        --------
 Net deferred tax liability        $ 16,226        $ 17,560
                                   ========        ========

     The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision for federal and state income taxes includes the following (in thousands):


                                             1997      1996     1995
                                           --------  --------  -------
 Current
   Federal                                 $27,812   $25,858   $16,163
   State                                     5,191     4,838     3,332
   General business and other tax credits      (71)
 Deferred                                   (1,334)   (1,620)    5,206
                                           -------   -------   -------
 Total provision                           $31,598   $29,076   $24,701
                                           =======   =======   =======

     The effective tax rate varies from the statutory federal income tax rate for the following reasons:



                                                     1997       1996       1995
                                                     ----       -----      ----
 Statutory income tax rate                             35.0%      35.0%     35.0%
 State income taxes, net of federal tax benefits        4.3        4.0       4.0
 Other                                                  0.0        0.3       0.1
                                                  ---------   --------   -------
 Effective income tax rate                             39.3%      39.3%     39.1%
                                                  =========   ========   =======

     Provision is made for deferred income taxes and future income tax benefits applicable to temporary differences between financial and tax reporting. The sources of these differences and the effects of each are as follows (in thousands):


                                                             1997          1996           1995
                                                             ----          ----           ----
 Depreciation                                             $  (142)      $   3,256       $ 2,804
 Inventory and LIFO valuation reserves                      2,021            (212)        2,544
 Insurance accruals & valuation reserves                     (148)         (1,625)         (537)
 Other property related items                                   -            (707)          117
 Compensation                                              (1,690)           (433)         (329)
 Other                                                     (1,375)         (1,899)          607
                                                          -------       ---------       -------
 Total deferred tax (benefit) expense                     $(1,334)      $  (1,620)      $ 5,206
                                                          =======       =========       =======

     Other temporary differences between financial and tax reporting include amortization and interest relating to capital leases and certain provisions for expenses which are not deducted for tax purposes until paid.

F. PREFERRED AND COMMON STOCK

     The Company has 20,000,000 shares of $0.01 preferred stock authorized but unissued. There are 75,000,000 shares of $0.01 par value common stock authorized.

     The Company's Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has reserved 2,400,000 and 1,200,000 shares for issuance under the 1991 and 1995 Stock Option Plans. The majority of these options vest at the rate of 40% on the second anniversary of the grant date and 20% annually thereafter for officers and employees and at the rate of 60% on the second anniversary of the date of grant and 20% annually thereafter for non-employee directors. All stock options vest immediately upon a change of control. Changes in the options are as follows (shares/options in thousands):


                                                                            WEIGHTED AVE.
                                         SHARES          PRICE RANGE       EXERCISE PRICE
                                                     -----------------     --------------
 Outstanding, February 25, 1995              1,936     $10.00 - $16.25           $  13.54
 Granted                                       576      10.50 -  10.75              10.64
 Canceled and forfeited                       (139)     10.00 -  16.25             (13.77)
                                         ---------   -----------------           --------
 Outstanding, February 24, 1996              2,373      10.00 -  16.25              12.82
 Granted                                       542      10.63 -  16.25              11.59
 Exercised                                     (97)     10.00 -  15.00             (12.91)
 Canceled and forfeited                       (182)     10.00 -  16.25             (11.84)
                                         ---------   -----------------           --------
 Outstanding, February 22, 1997              2,636      10.00 -  16.25              12.63
 Granted                                     1,233      17.88 -  28.69              21.45
 Exercised                                    (783)     10.00 -  16.25             (13.98)
 Canceled and forfeited                       (790)     10.00 -  24.56             (11.41)
                                         ---------   -----------------           --------
 Outstanding, January 31, 1998               2,296     $10.00 - $28.69           $  17.32
                                         =========   =================           ========

                                            OPTIONS       WEIGHTED AVE.
                                          EXERCISABLE     EXERCISE PRICE
                                          -----------     --------------
                 January 31, 1998               741           $13.39
                 February 22, 1997            1,305            14.14
                 February 24, 1996            1,062            14.39

     The following tables summarize information about stock options outstanding at January 31, 1998 (shares in thousands):


                                                                Options Outstanding
---------------------------------------------------------------------------------------------------------------------------
   Range of Exercise                                                  Weighted Average Remaining         Weighted Average
        Prices            Shares Outstanding at Jan. 31, 1998              Contractual Life               Exercise Price
---------------------------------------------------------------  ------------------------------------  --------------------
   $10.00 to $14.00                 547                                    6.8 years                           $10.58
    14.01 to  18.00                 754                                    5.7                                  15.80
    18.01 to  28.69                 995                                    9.5                                  22.18
   ----------------              ------                                 ------                                -------
   $10.00 to $28.69               2,296                                    7.6                                 $17.32

                                                               Options Exercisable
                                  ------------------------------------------------------------------------------
    Range of Exercise Prices       Shares Exercisable at Jan. 31, 1998       Weighted Average Exercise Price
--------------------------------  --------------------------------------  --------------------------------------
        $10.00 to $14.00                           276                                  $10.60
         14.01 to  18.00                           465                                   15.04
         18.01 to  28.69                            --                                      --
        ----------------                           ---                                  ------
        $10.00 to $28.69                           741                                  $13.39

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and diluted net earnings per common share would have been reduced to the proforma amounts indicated below:


                                                         1997              1996
                                                         ----              ----
             Net earnings (in thousands)
               As reported                              $48,845          $44,946
               Pro forma                                 48,325           44,228
             Diluted net earnings per common share
               As reported                              $  1.71          $  1.39
               Pro forma                                   1.69             1.37

     The weighted average fair value of options granted was $7.35 per share in fiscal 1997 and $3.04 per share in fiscal 1996.

     The fair value of stock options used to compute pro forma net earnings and diluted net earnings per common share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:


                                                        1997          1996
                                                        ----          ----
 Risk-free interest rate                                7.0%          7.0%
 Expected volatility                                   35.0%         29.0%
 Dividend yield                                         0.0%          0.0%
 Expected option life, standard option            2.0 to 5.0 years  5.0 years
 Expected option life, performance vested option         --         2.5 years

     In fiscal 1993, the Company adopted a Restricted Stock Plan which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. There were 75,000 and 70,000 shares of restricted stock outstanding at January 31, 1998 and February 22, 1997, respectively.

G. EMPLOYEE BENEFITS

     Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan provides for two types of company contributions; an amount determined annually by the Board of Directors and an employer matching contribution equal to one-half of the first 6 percent of compensation contributed by participating employees. Contributions were $12.8, $11.8 and $7.7 million for fiscal years 1997, 1996 and 1995, respectively.

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

     In accordance with SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions," the Company accrues the estimated cost of retiree benefits, other than pensions, during employees' credited service period. The net periodic costs for postretirement benefits include the following (in thousands):



                                                                  1997                1996              1995
                                                                  ----                ----              ----
Service cost for benefits accumulated during the year             $130                $ 98              $ 98
Interest cost on accumulated benefit obligation                    138                  95                96
                                                                  ----                ----              ----
   Net periodic postretirement benefit cost                       $268                $193              $194
                                                                  ====                ====              ====

     The Company's postretirement health care plans currently are not funded. The accumulated postretirement benefit obligations are as follows (in thousands):


                                                      JAN. 31,           FEB. 22,
                                                        1998               1997
                                                    ----------          ----------
Retirees                                            $      343          $      423
Active plan participants                                 1,842               1,163
Unrecognized net (loss)                                   (425)                ---
                                                    ----------          ----------
   Total accumulated postretirement obligations     $    1,760          $    1,586
                                                    ==========          ==========

     The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% as of January 31, 1998 and 7.3% as of February 22, 1997.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.3% for fiscal 1997 decreasing each successive year until it reaches 5.5% in fiscal 2015 after which it remains constant. A 1% increase in the health care trend rate would have an immaterial effect on the accumulated postretirement benefit obligation at the end of fiscal 1997 and fiscal 1996 and on the net periodic cost for the fiscal years.

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

     The carrying amounts and fair values of the Company's financial instruments at January 31, 1998 are as follows (amounts in thousands):


                                                        CARRYING
                                                        AMOUNT      FAIR VALUE
                                                        ------      ----------
Long-term obligations:
   Senior Unsecured Notes, due November 15, 2004         $99,800    $113,101
   Senior Unsecured Notes, due March 15, 2002             99,850     107,680
   Senior Unsecured Notes, due March 15, 2022             99,538     122,868
   Senior Unsecured Notes, due August 15, 2003            99,846     100,509
   Industrial Revenue Bond, due May 1, 2008                1,000       1,000
   Mortgage obligations                                   21,304      21,112
   Capital lease obligations                              18,961      21,733

I.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

           Unaudited quarterly financial information is as follows:


                      (In thousands, except per share data)

                                                  Fiscal Year (49 Weeks) Ended January 31, 1998
--------------------------------------------------------------------------------------------------------------

                                        First         Second          Third          Fourth          Year
                                      (16 Weeks)    (12 Weeks)     (12 Weeks)      (9 Weeks)      (49 Weeks)
--------------------------------------------------------------------------------------------------------------

Net sales                                $719,968      $546,106       $608,389        $573,384     $2,447,847
Gross margins                             163,583       119,852        138,143         142,378        563,956
Net earnings                                7,238         4,173         11,912          25,522         48,845
Basic net earnings per common share          0.22          0.15           0.46            0.99           1.73
Weighted average shares                    32,240        26,975         25,718          25,749         28,161
Diluted net earnings per common share        0.22          0.15           0.45            0.98           1.71
Adjusted weighted average shares           32,767        27,831         26,468          26,086         28,569
Dividends declared per common share             -             -              -               -              -
Price range per common share*        26 7/8-14 1/2 29 3/4-25 1/2    28 13/16-21   25 5/8-19 1/4   29 3/4-14 1/2


                                                  Fiscal Year (52 Weeks) Ended February 22, 1997
--------------------------------------------------------------------------------------------------------------

                                        First         Second          Third          Fourth          Year
                                      (16 Weeks)    (12 Weeks)     (12 Weeks)      (12 Weeks)     (52 Weeks)
--------------------------------------------------------------------------------------------------------------

Net sales                                $610,911      $498,517       $591,208        $632,771     $2,333,407
Gross margins                             146,391       112,974        131,258         159,043        549,666
Net earnings                                5,759         3,922         10,936          24,329         44,946
Basic net earnings per common share          0.18          0.12           0.34            0.76           1.40
Weighted average shares                    32,020        32,052         32,073          32,092         32,092
Diluted net earnings per common share        0.18          0.12           0.34            0.75           1.39
Adjusted weighted average shares           32,431        32,472         32,413          32,370         32,370
Dividends declared per common share          0.11          0.11           -               -              0.22
Price range per common share*        16 1/2-11 1/4 16 1/4-13 1/2      16 1/4-15   16 1/8-14 3/8   16 1/2-11 1/4


*Price range per common share reflects the highest and lowest stock market prices on the New York Stock Exchange during each quarter.

J. SIGNIFICANT EVENTS

     Termination of Combination:

     On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company recorded a one-time pre-tax charge of approximately $2.8 million ($0.06 per share) during the first quarter of fiscal 1997 to cover costs associated with the terminated business combination.

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

K.   BUSINESS SEGMENT INFORMATION

The Company has two business segments: a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes prescription benefit management, mail service pharmacy, vision benefit management and health information technology). Information about the Company's operations in the different businesses is as follows (in thousands):


                                                                                    Fiscal Years
                                                               -----------------------------------------------
                                                                     1997            1996            1995
--------------------------------------------------------------------------------------------------------------
Net sales
    Retail Store                                               $    2,001,568 $     2,005,731 $     1,881,038
    ProVantage                                                        472,215         348,780          93,845
    Intercompany*                                                     (25,936)        (21,104)         (6,867)
--------------------------------------------------------------------------------------------------------------
      Total net sales                                          $    2,447,847 $     2,333,407 $     1,968,016
--------------------------------------------------------------------------------------------------------------
* Intercompany sales consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage.

Earnings before income taxes
    Retail Store                                               $      127,269 $       113,683 $       107,216
    ProVantage                                                         12,664           9,533           2,713
    Corporate                                                         (28,908)        (17,417)        (12,507)
    Interest expense                                                  (30,582)        (31,777)        (34,282)
--------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                             $       80,443 $        74,022 $        63,140
--------------------------------------------------------------------------------------------------------------
Assets
    Retail Store                                               $    1,051,875 $       985,374 $       991,285
    ProVantage                                                        143,308         123,847          38,981
    Corporate                                                          55,652         124,671          87,694
--------------------------------------------------------------------------------------------------------------
      Total assets                                             $    1,250,835 $     1,233,892 $     1,117,960
--------------------------------------------------------------------------------------------------------------
Depreciation and amortization expenses
    Retail Store                                               $       53,245 $        57,036 $        54,982
    ProVantage                                                          4,641           2,312           1,009
    Corporate                                                             366             485             392
--------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization expenses             $       58,252 $        59,833 $        56,383
--------------------------------------------------------------------------------------------------------------
Capital expenditures
    Retail Store                                               $       27,762 $        34,258 $        51,915
    ProVantage                                                          3,514           2,953             136
    Corporate                                                             727           1,688             961
--------------------------------------------------------------------------------------------------------------
      Total capital expenditures                               $       32,003 $        38,899 $        53,012
--------------------------------------------------------------------------------------------------------------

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS




(In thousands)
                                       BALANCE AT         CHG.  TO
                                        BEG. OF           COSTS &           DEDUCTIONS            BALANCE AT
                                           YEAR             EXP.            (ADDITIONS)          END OF YEAR
                                    ---------------------------------------------------------------------------
Year (52 weeks) ended
  February 24, 1996:
    Allowance for losses                   $3,590           $    23           $   401   *           $ 3,212
    Inventory valuation reserves            5,500            (3,500)                                  2,000
                                    -------------        ----------         ---------            ----------
       Total                               $9,090           $(3,477)          $   401               $ 5,212
                                    =============        ==========         =========            ==========
Year (52 weeks) ended
  February 22,1997:
    Allowance for losses                   $3,212           $ 1,200           $(1,173)  *           $ 5,585
    Inventory valuation reserves            2,000             1,000                                   3,000
                                    -------------        ----------         ---------            ----------
       Total                               $5,212           $ 2,200           $(1,173)              $ 8,585
                                    =============        ==========         =========
Year (49 weeks) ended
  January 31, 1998:
    Allowance for losses                   $5,585           $ 2,999           $   (53)  *           $ 8,637
    Inventory valuation reserves**          3,000             1,500                                   4,500
                                    -------------        ----------         ---------            ----------
       Total                               $8,585           $ 4,499           $   (53)              $13,137
                                    =============        ==========         =========            ==========

* Net of charges to accounts other than bad debt expense, primarily promotion and advertising.
** Excludes amounts related to the Penn-Daniels' acquisition.

                                    SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            ShopKo Stores, Inc. (Registrant)

Date:  April 30, 1998                   By: /s/   DALE P. KRAMER*
                                            ------------------------------------
                                                  Dale P. Kramer
                                            Chairman of the Board, President and
                                               Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


          SIGNATURE                          TITLE                     DATE
          ---------             --------------------------------  --------------
/S/   DALE P. KRAMER*           Chairman of the Board, President  April 30, 1998
---------------------             and Chief Executive Officer
Dale P. Kramer

/S/  JEFFREY A. JONES           Senior Vice President and Chief   April 30, 1998
---------------------                  Financial Officer
Jeffrey A. Jones

/S/  JEFFERY R. SIMONS
----------------------              Chief Accounting Officer      April 30, 1998
Jeffery R. Simons

/S/  WILLIAM J. PODANY*                     Director              April 30, 1998
-----------------------
William J. Podany

/S/   WILLIAM J. TYRRELL*                   Director              April 30, 1998
-------------------------
William J. Tyrrell

/S/   JACK W. EUGSTER*                      Director              April 30, 1998
----------------------
Jack W. Eugster

/s/ JAMES L. REINERTSEN, M.D.*              Director              April 30, 1998
------------------------------
James L. Reinertsen, M.D.

/s/ STEPHEN E. WATSON*                      Director              April 30, 1998
----------------------
Stephen E. Watson

/S/   JEFFREY C. GIRARD*                    Director              April 30, 1998
------------------------
Jeffrey C. Girard

*By Richard D. Schepp pursuant to Powers of Attorney.

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-K REPORT



                                                                         Sequential Page
Exhibit                                                                  Number In Manually
Number                          Exhibit                                  Signed Original
--------                        -------                                  ------------------
2.1       Agreement and Plan of Merger, dated as of March 31,
          1998, by and between the Registrant and New ShopKo,
          Inc. incorporated by reference to the Registrant's definitive
          Proxy Statement dated April 10, 1998 filed in connection
          with the Registrant's 1998 Annual Meeting of Shareholders.

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

                                                                         Sequential Page
Exhibit                                                                  Number In Manually
Number                          Exhibit                                  Signed Original
--------                        -------                                  ------------------
4.2       Rights Agreement between the Company and
          Norwest Bank Minnesota, National Association, dated
          as of July 3, 1992, as amended and restated as of
          September 24, 1997 (including form of preferred
          stock designation), incorporated by reference from the
          Registrant's Amendment No. 1 to Registration
          Statement on Form 8-A/A dated September 29, 1997.

4.3       Credit Agreement dated as of July 8, 1997 among
          Shopko Stores, Inc., the Banks named therein and Banker's Trust Company, as agent, incorporated by reference from the Registrant's Form 10-Q, Quarterly Report to the Securities and Exchange
          Commission for the 16 weeks ended June 14, 1997.

10.1 ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (Registration
          No. 33-42283). (1)

10.2      Amendment to Section 11 of ShopKo Stores, Inc.
          1991 Stock Option Plan, incorporated by reference to the Registrant's definitive Proxy Statement dated
          May 9, 1995 filed in connection with the Registrant's
          1995 Annual Meeting of Shareholders. (1)

10.3 Form of Stock Option Agreement and First Amend-ment thereto between the Company and certain
          Officers and Employees of the Company pursuant to the ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference from the Registrant's
          Form 10-K, Annual Report to the Securities and
          Exchange Commission for the 52 weeks ended
          February 25, 1995. (1)

                                                                         Sequential Page
Exhibit                                                                  Number In Manually
Number                          Exhibit                                  Signed Original
--------                        -------                                  ------------------
10.4     Alternative Form of Stock Option Agreement between
         the Company and certain Officers and Employees
         of the Company pursuant to the ShopKo Stores, Inc.
         1991 Stock Option Plan, incorporated by reference
         from the Registrant's Form 10-K, Annual Report to
         the Securities and Exchange Commission for the 52
         weeks ended February 25, 1995. (1)

10.5 ShopKo Stores, Inc. 1995 Stock Option Plan, incorporated by reference from the Registrant's
         Form 10-Q, Quarterly Report to the Securities and
         Exchange Commission for the 12 weeks ended
         December 2, 1995. (1)

10.6     ShopKo Stores, Inc. Profit Sharing and Super
         Saver Plan Trust Agreement (1989 Restatement), as amended, incorporated by reference to the Registrant's Registration Statement on Form S-1
         (Registration No. 33-42283). (1)

10.7 First and second amendments to ShopKo Stores, Inc. Profit Sharing and Super Saver Plan Trust
         Agreement, incorporated by reference from the Registrant's Form 10-K, Annual Report to the
         Securities and Exchange Commission for the 52
         weeks ended February 27, 1993. (1)

10.8 Form of Change of Control Severance Agreement between the Company and Certain Officers and Employees of the Company, incorporated by reference from the Registrant's Form 10-K, Annual
         Report to the Securities and Exchange
         Commission for the 52 weeks ended February 25, 1995. (1)

10.9     Registration Rights Agreement dated as of October
         8, 1991 between the Company and Supermarket
         Operators of America, Inc., incorporated by reference to the Registrant's Registration Statement on Form
         S-1 (Registration No. 33-45833).



                                                                         Sequential Page
Exhibit                                                                  Number In Manually
Number                          Exhibit                                  Signed Original
--------                        -------                                  ------------------

10.10           Supply Agreement (Food Products) dated as of
                October 8, 1991 between the Company and
                Supervalu Inc., incorporated by reference to the Registrant's Registration Statement on Form
                S-1 (Registration No. 33-45833).

10.11           Indemnification, Tax Matters and Guarantee Fee
                Agreement dated as of October 8, 1991 between the Company and Supervalu Inc., incorporated by reference to the Registrant's Registration Statement on Form S-1
                (Registration No. 33-45833).

10.12           Insurance Matters Agreement dated as of October
                8, 1991 between the Company and Supervalu
                Inc., incorporated by reference to the Registrant's
                Registration Statement on Form S-1 (Registration
                No. 33-45833).

10.13           Form of Indemnification Agreement between the
                Company and directors and certain officers of the Company, incorporated by reference to the Registrant's Registration Statement on Form S-1
                (Registration No. 33-42283). (1)

10.14           ShopKo Senior Officers Deferred Compensation
                Plan, incorporated by reference from the Registrant's Form 10-K, Annual Report to the
                Securities and Exchange Commission for the 53
                weeks ended February 29, 1992. (1)

10.15 ShopKo Directors Deferred Compensation Plan, incorporated by reference to the Registrant's
                Registration Statement on Form S-1 (Registration
                No. 33-45833). (1)

10.16 Shopko Stores, Inc. Executive Incentive Plan, incorporated by reference from the Registrant's
                Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 16 weeks ended June 14, 1997.


                                                                         Sequential Page
Exhibit                                                                  Number In Manually
Number                          Exhibit                                  Signed Original
--------                        -------                                  ------------------
10.17           ShopKo Stores, Inc. 1993 Restricted Stock Plan,
                as amended,  incorporated by reference to the
                Registrant's definitive Proxy Statement dated
                May 19, 1994 filed in connection with the
                Registrant's 1994 Annual Meeting of
                Shareholders. (1)

10.18 Stock Buyback and Secondary Offering Agreement dated April 24, 1997 among the Company, Supervalu
                Inc. and Supermarket Operators of America, Inc., incorporated by reference to the Registrant's Current
                Report on Form 8-K dated April 24, 1997.

10.19 Amendment to Stock Buyback Agreement, incorporated by reference to the Company's Registration Statement on Form S-3 (Reg. No. 333-26615).

10.20           Termination of Stock Options/Waiver of Vesting of
                Restricted Stock, incorporated by reference from the Registrant's Form 10-Q, Quarterly Report to the
                Securities and Exchange Commission for the 16 weeks ended June 14, 1997.

10.21 Agreement dated September 24, 1997 regarding effectiveness of resignation of Jeffrey C. Girard, incorporated by reference to the Registrant's Current
                Report on Form 8-K dated September 24, 1997.

10.22 ShopKo Stores, Inc. 1998 Stock Incentive Plan incorporated by reference to the Registrant's definitive Proxy Statement dated April 10, 1998 filed in connection with the Registrant's 1998
                Annual Meeting of Shareholders. (1)

11*             Computation of Earnings Per Common and
                Common Equivalent Share.

12*             Statements Re Computation of Ratios.


                                                                         Sequential Page
Exhibit                                                                  Number In Manually
Number                          Exhibit                                  Signed Original
--------                        -------                                  ------------------

21.1*           Subsidiaries of the Registrant.

23.1*           Consent of Deloitte & Touche LLP.

24.1*           Directors' Powers of Attorney.

27*             Financial Data Schedule



*Filed herewith

(1)  A management contract or compensatory plan or arrangement.