Form 10-Q
period 1998-05-02
SHOPKO STORES INC
filed 1998-06-15
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended May 2, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number 1-10876
                       -------

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

   Wisconsin                                         41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   700 Pilgrim Way, Green Bay, Wisconsin                54304
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (920) 497-2211
                                                   -----------------------------

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

Yes  X     No
    ---       ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of May 29, 1998 is as follows:

     Title of Each Class                         Shares Outstanding
     -------------------                         ------------------
     Common Shares                               26,058,010

     Exhibit Index                               Page 1 of Page 21
     on Page 18

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                       FOR THE 13 WEEKS ENDED MAY 2, 1998

                                      INDEX
                                                                           Page
                                                                           ----
Part I  Item 1 - Financial Statements

                Consolidated Statements of Earnings for the 13 weeks        3
                ended May 2, 1998 and May 3, 1997

                Consolidated Balance Sheets as of May 2, 1998,              4
                May 3, 1997 and January 31, 1998

                Consolidated Statements of Cash Flows for the 13            5
                weeks ended May 2, 1998 and May 3, 1997

                Consolidated Statements of Shareholders' Equity for         6
                the 13 weeks ended May 2, 1998 and for the period ended January 31, 1998

                Notes to Consolidated Financial Statements                 7-8

        Item 2 - Management's Discussion and Analysis of Financial         9-15
                 Condition and Results of Operations

        Item 3 - Quantitative and Qualitative Disclosure About             15
                 Market Risk (not applicable)

Part II Item 6 - Exhibits and Reports on Form 8-K                          16

        Signatures                                                         17

                       PART I - FINANCIAL INFORMATION


Item 1: Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                First Quarter (13 Weeks) Ended
---------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                May 2,           May 3,     % Increase
                                                                 1998             1997      (Decrease)
---------------------------------------------------------------------------------------------------------
                                                             (UNAUDITED)
Revenues:
   Net sales                                              $        645,801  $       561,868       14.9
   Licensed department rentals and other income                      2,943            2,735
                                                          ----------------  ---------------
                                                                   648,744          564,603       14.9
Costs and expenses:
   Cost of sales                                                   506,569          435,896
   Selling, general and administrative expenses                    110,834          101,905
   Nonrecurring charge                                               1,696            2,800
   Depreciation and amortization expenses                           17,073           15,216
                                                          ----------------  ---------------
                                                                   636,172          555,817       14.5

Income from operations                                              12,572            8,786       43.1
Interest expense - net                                               9,029            7,122
                                                          ----------------  ---------------

Earnings before income taxes                                         3,543            1,664      112.9
Provision for income taxes                                           1,392              653
                                                          ----------------  ---------------

Net earnings                                              $          2,151  $         1,011      112.8
                                                          ================  ===============


Basic net earnings per common share                       $           0.08  $          0.03
                                                          ================  ===============

Weighted average number of common shares
   outstanding                                                      25,869           32,195

Diluted net earnings per common share                     $           0.08  $          0.03
                                                          ================  ===============

Adjusted average number of common shares
   outstanding                                                      26,346           32,541



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                    First Quarter as of         Fiscal Year End
---------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                      May 2,           May 3,         January 31,
ASSETS                                                                 1998             1997             1998
---------------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                     $         28,968   $     138,932   $        54,344
  Receivables, less allowance for losses of
     $9,722, $5,996 and $8,637, respectively                              92,010          84,815            97,812
  Merchandise inventories                                                401,938         359,174           376,568
  Other current assets                                                     8,677          16,346            13,508
                                                                ----------------   -------------   ---------------
     Total current assets                                                531,593         599,267           542,232

Other assets and deferred charges                                          6,991           5,747             7,202
Intangible assets - net                                                   72,024          60,069            71,668
Property and equipment at cost:
  Land                                                                   118,725         107,982           118,723
  Buildings                                                              523,013         492,146           522,732
  Equipment                                                              360,450         315,600           348,817
  Leasehold improvements                                                  53,951          49,960            53,932
  Property under construction                                              3,410             666               456
  Property under capital leases                                           26,419          26,419            26,419
                                                                ----------------   -------------   ---------------
                                                                       1,085,968         992,773         1,071,079
Less accumulated depreciation and amortization:
  Property and equipment                                                 445,836         391,164           430,293
  Property under capital leases                                           11,670           9,085            11,053
                                                                ----------------   -------------   ---------------
     Net property and equipment                                          628,462         592,524           629,733
                                                                ----------------   -------------   ---------------
     Total assets                                               $      1,239,070   $   1,257,607   $     1,250,835
                                                                ================   =============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                      $        212,347   $     166,162   $       193,646
  Accrued compensation and related taxes                                  30,002          25,865            39,964
  Accrued other liabilities                                              118,138         140,177           135,522
  Accrued income and other taxes                                          14,259          21,916            24,502
  Current portion of long-term obligations                                 5,552           2,014             4,174
                                                                ----------------   -------------   ---------------
    Total current liabilities                                            380,298         356,134           397,808

Long-term obligations                                                    433,636         418,348           436,125
Deferred income taxes                                                     21,651          20,999            20,906
Shareholders' equity:
  Common stock                                                               260             322               339
  Additional paid-in capital                                             226,661         245,911           283,520
  Retained earnings                                                      176,564         215,893           264,316
  Less treasury stock                                                        -               -            (152,179)
                                                                ----------------   -------------   ---------------
     Total shareholders' equity                                          403,485         462,126           395,996
                                                                ----------------   -------------   ---------------
     Total liabilities and shareholders' equity                 $      1,239,070   $   1,257,607   $     1,250,835
                                                                ================   =============   ===============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


-----------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                       Year to Date (13 weeks) Ended
-----------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                            May 2,                May 3,
                                                                             1998                  1997
-----------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                             $       2,151        $         1,011
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                                17,073                 15,216
    Provision for losses on receivables                                             112
    Gain on sale of property and equipment                                                                (247)
    Deferred income taxes                                                         5,527                 (1,518)
    Change in assets and liabilities:
     Receivables                                                                  5,690                 13,604
     Merchandise inventories                                                    (25,370)               (21,005)
     Other current assets                                                            57                 (1,435)
     Other assets and intangibles                                                  (888)                (1,551)
     Accounts payable                                                            18,701                (24,039)
     Accrued liabilities                                                        (35,854)                22,734
-----------------------------------------------------------------------------------------------------------------

     Net cash (used in) provided by operating activities                        (12,801)                 2,770
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                                            (14,888)                (5,404)
 Proceeds from the sale of property and equipment                                                          717
 Business acquisitions, net of cash acquired                                                            (8,874)
-----------------------------------------------------------------------------------------------------------------

     Net cash (used in) investing activities                                    (14,888)               (13,561)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in common stock from stock options                                        3,453                    875
 Reduction in debt and capital leases                                            (1,140)                  (482)
-----------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                                    2,313                    393
-----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                       (25,376)               (10,398)
Cash and cash equivalents at beginning of year                                   54,344                149,330
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of first quarter                         $      28,968        $       138,932
=================================================================================================================

Supplemental cash flow information:
  Noncash investing and financial activities -
    Retirement of treasury stock                                          $     152,179

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                         Common Stock           Capital in                      Treasury Stock
                                                    ----------------------      Excess of     Retained     -------------------------
                                                     Shares        Amount       Par Value     Earnings       Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 22, 1997                        32,167       $ 322        $ 245,137     $  215,405

Net earnings                                                                                     48,845

Sale of common stock under option plans                 780           7           10,900

Income tax benefit related to stock options                                        3,658

Sale of common stock in public offering                 984          10           23,409

Issuance of restricted stock                             10                          246           (246)

Remeasurement of restricted stock                                                    170           (170)

Restricted stock expense                                                                            482

Purchase of treasury stock                                                                                  (8,174)     $(152,179)

                                                  ----------------------------------------------------------------------------------
BALANCES AT JANUARY 31, 1998                         33,941         339          283,520        264,316     (8,174)      (152,179)

Net earnings                                                                                      2,151

Sale of common stock under option plans                 274           3            3,450

Income tax benefit related to stock options                                        1,735

Restricted stock expense                                                                            150

Retirement of treasury stock                         (8,174)        (82)         (62,044)       (90,053)     8,174        152,179
                                                  ----------------------------------------------------------------------------------
BALANCES AT MAY 2, 1998                              26,041       $ 260        $ 226,661     $  176,564        -        $     -
                                                  ==================================================================================


Interim data subject to year end audit.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Change in Fiscal Year:

The Company changed its fiscal year end from the last Saturday in February to the Saturday nearest January 31, effective with the fiscal year ended January 31, 1998. This change was made in order to coincide the Company's fiscal year with the calendar predominantly used by the retail industry. The current year consolidated balance sheet and statements of earnings, cash flows and shareholders' equity are presented for the quarter ended May 2, 1998 (13 weeks). The consolidated balance sheet, statements of earnings and cash flows for the preceding fiscal year are presented for the comparable quarter ended May 3, 1997 (13 weeks).

Accounting Policies:

The Company's 1997 Annual Report on Form 10-K (the Transition Report for the period ending January 31, 1998) contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports.

In 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. These statements had to be adopted by the Company beginning February 1, 1998.

SFAS N0. 130, "Reporting Comprehensive Income," which specifies how to report and display comprehensive income and its components, has no impact on the Company's consolidated financial statements.

The Company will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" this fiscal year. It is not anticipated that these SFAS's will significantly impact the Company's annual financial statements.

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $39.3 million and $42.6 million higher at May 2, 1998 and at May 3, 1997, respectively.

Intangible Assets:

The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 20 to 22 years. Accumulated amortization for these costs was $6.4 million and $3.0 million at May 2, 1998 and May 3, 1997, respectively.

Income Taxes:

The provision for income tax expense for the first quarter of fiscal 1998 was $1.4 million, of which $5.5 million in deferred tax expense is offset by a $4.1 million current credit. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at May 2, 1998 and May 3, 1997 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter contributes a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the first quarter of fiscal 1998 and 1997 as a percentage of net sales:

                                                                       First Quarter
                                                                       -------------
                                                                   Fiscal          Fiscal
                                                                    1998            1997
                                                                 ----------      ----------
Revenues
     Net sales                                                       100.0 %         100.0 %
     Licensed department rentals and other income                      0.4             0.5
                                                                 ----------      ----------
                                                                     100.4           100.5
Costs and expenses
     Cost of sales                                                    78.4            77.6
     Selling, general and administrative expenses                     17.2            18.1
     Nonrecurring charge                                               0.3             0.5
     Depreciation and amortization expenses                            2.6             2.7
                                                                 ----------      ----------
                                                                      98.5            98.9

Income from operations                                                 1.9             1.6
Interest expense                                                       1.4             1.3
                                                                 ----------      ----------

Earnings before income taxes                                           0.5             0.3
Provision for income taxes                                             0.2             0.1
                                                                 ----------      ----------

Net earnings                                                           0.3 %           0.2 %
                                                                 ==========      ==========

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

The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT

                                                                             First Quarter
                                                                             -------------
                                                                          Fiscal         Fiscal
                                                                           1998           1997
                                                                        ----------     ----------
Revenues
     Net sales                                                              100.0 %        100.0 %
     Licensed departmental rentals and other income                           0.6            0.6
                                                                        ----------     ----------
                                                                            100.6          100.6
Costs and expenses
     Cost of sales                                                           74.4           73.6
     Selling, general and administrative expenses                            19.8           20.5
     Depreciation and amortization expenses                                   3.1            3.2
                                                                        ----------     ----------
                                                                             97.3           97.2

Income from operations                                                        3.3 %          3.4 %


PROVANTAGE SEGMENT

                                                                             First Quarter
                                                                             -------------
                                                                          Fiscal         Fiscal
                                                                           1998           1997
                                                                        ----------     ----------
Revenues
     Net sales                                                              100.0 %        100.0 %
     Licensed department rentals and other income                             0.1            0.0
                                                                       ----------       --------
                                                                            100.1          100.0
Costs and expenses
     Cost of sales                                                           93.2           93.4
     Selling, general and administrative expenses                             3.8            4.0
     Depreciation and amortization expenses                                   0.9            0.7
                                                                       ----------       --------
                                                                             97.9           98.1

Income from operations                                                        2.2 %          1.9 %

Net Sales

The following table presents the Company's consolidated net sales for the first quarter of fiscal 1998 and fiscal 1997:


                                                        FIRST QUARTER             % INCREASE
                                                        -------------             ----------
                                                     FISCAL      FISCAL
                                                      1998        1997        TOTAL         COMP
                                                     ------------------       -----         ----
           Retail Store                              $504.2     $445.8        13.1          5.3
           ProVantage                                 149.9      122.0        22.9          N/A
           Intercompany                               (8.3)      (5.9)         N/A          N/A
                                                     ------     ------        ----          ---
           Consolidated                              $645.8     $561.9        14.9
                                                     ======     ======        ====

The 5.3% increase in first quarter retail comparable store sales are derived from the following categories: Retail Health increased 9.2%, Hardlines/Home increased 5.8% and Apparel remained flat. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels, Incorporated ("Penn-Daniels"), which operated 18 Jacks discount stores and one Lots-A-Deals close-out store in Iowa, Illinois and Missouri. The Company is converting 17 of the Jacks retail locations to ShopKo stores, including the addition of in-store pharmacies and optical centers. In March 1998, the Lots-A-Deals store in Moline, Illinois was closed, and the Iowa City, Iowa store closed in May 1998.

The increase in ProVantage sales in the first quarter is due primarily to internally generated growth. Included in ProVantage sales are amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors, amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees and fees for health information technology services.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:


                                                                           First Quarter
                                                                           -------------
                                               Retail Store                  ProVantage                 Consolidated
                                               ------------                  ----------                 ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            1998          1997           1998          1997          1998          1997
                                            ----          ----           ----          ----          ----          ----
Gross margin percent                       25.6 %        26.4 %         6.8 %         6.6 %         21.6 %        22.4 %
Gross margin percent prior to
LIFO charge                                25.8 %        26.6 %          N/A           N/A          21.8 %        22.6 %

The decrease in the retail store gross margin rate is primarily attributable to planned lower gross margins in general merchandise and pharmacy categories. ProVantage's increase is primarily due to increased sales in the higher gross margin health information technology and clinical services. The retail store and consolidated gross margin percentages reflect LIFO charges of $1.3 million this year versus $0.9 million last year.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expense as a percent of sales for the first quarter decreased to 17.2 percent from 18.1 percent. First quarter retail selling, general and administrative expense as a percent of sales was
19.8 percent compared with 20.5 percent last year. This decrease is primarily due to expense control initiatives at store level. ProVantage's selling, general and administrative expense as a percent of sales was 3.8 percent compared with
4.0 percent last year. This decrease is primarily due to leveraging expenses over the increased sales volume.

Interest Expense:

Consolidated interest expense, net of interest income, increased $1.9 million or
0.1 percent of net sales in the first quarter primarily due to a decrease in interest income this year compared to last year. This decrease in interest income is a result of two simultaneous transactions which were completed on July 2, 1997. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock from Supervalu Inc. ("Supervalu"). The second transaction was a secondary public offering of Supervalu's 6,557,280 remaining shares.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $19.2 million for the first quarter of fiscal 1998 compared to $16.2 million for the same period last year. The Company had no borrowings outstanding under its revolving credit agreement at the end of the first quarters of both fiscal 1998 and fiscal 1997.

The Company entered into a new $200.0 million revolving credit facility on July 8, 1997. The new facility, effective through January 31, 2002, has terms and conditions similar to those of the prior credit agreement. Funds generated from operations, and if necessary, the revolving credit facility are expected to fund the projected working capital needs and total capital expenditures through fiscal 1998 except for possible acquisitions described below.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. During the first quarter of fiscal 1998, additional cash was used for increases in inventory levels in the newly acquired Jacks locations. The Company spent $14.9 million on capital expenditures in the first quarter of fiscal 1998, compared to $5.4 million on capital expenditures (excluding acquisitions) for the same period last year. The Company's total capital expenditures for the fiscal year ending January 30, 1999 are anticipated to approximate $80.0 to $90.0 million, the majority of which would relate to remodeling the recently acquired Penn-Daniels stores, supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements and continuing investments in systems technology. This amount excludes any capital that may be required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

On December 19, 1997, ShopKo bought the outstanding stock of Penn-Daniels, a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $21.0 million was retired at the time of the closing. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels' outstanding debt. The acquisition was accounted for under the purchase method of accounting. The results of Penn-Daniels' operations since the date of acquisition have been included in the Company's consolidated statements of earnings.

In connection with the Penn-Daniels acquisition, ShopKo expects to incur nonrecurring pre-tax costs of approximately $5.0 to $7.0 million for duplicate operations at the Penn-Daniels administrative office and warehouse until they are consolidated with ShopKo's operations and for other transaction related items. These estimated costs are expected to be incurred primarily in the first half of fiscal 1998. So far, the Company has incurred $1.7 million in nonrecurring pre-tax costs in the first quarter. The Company expects to fund these costs from available cash and, if necessary, borrowing under the Company's revolving credit facility. The Penn-Daniels acquisition is expected to be slightly accretive to fiscal 1998 earnings per share excluding the nonrecurring pre-tax costs described above, and to be slightly dilutive to fiscal 1998 earnings when such costs are factored into fiscal 1998 results.

Year 2000:

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

As part of the process, the Company is communicating with others with whom it does significant business to determine their Year 2000 compliance readiness. There can be no guarantee that the systems of other companies on which the Company's systems rely will be compliant, or that a failure by another company to bring its systems into compliance would not have a material adverse effect on the Company.

Treasury Stock Retirement:

In the first quarter of fiscal 1998, the Company retired all 8,174,387 shares of common stock held as treasury stock for accounting purposes, and such shares were returned to the status of authorized but unissued shares. As a result, the $152.2 million assigned to treasury stock was eliminated with a corresponding decrease in par value, additional paid-in capital and retained earnings.

Stock Repurchase Program:

On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares will be used for stock-based employee benefit plans and other corporate purposes. As of the end of the first quarter, no shares of Common Stock had been repurchased under this program.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K (the Transition Report for the period ending January 31, 1998) or as may be described from time to time in the Company's subsequent SEC filings.


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

                  11 Computation of Earnings Per Common and Common Equivalent Share.

                  12         Statements Re Computation of Ratios.

                  27         Financial Data Schedule.

         (b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the first quarter of fiscal 1998 as follows:

Date of Report                    Items Reported
--------------                    --------------

March 16, 1998                    Items 5,7 - The Company presented unaudited
                                  financial information for each quarter of fiscal 1996, for the full year of fiscal 1996, for each quarter of fiscal 1997 and the full year of fiscal 1997 as if the Company had been using the National Retail Federation retail calendar as its fiscal year for those periods.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SHOPKO STORES, INC. (Registrant)


Date:    June 12, 1998            By: /s/ Richard D. Schepp
                                      -----------------------------------------
                                      Richard D. Schepp
                                      Senior Vice President General Counsel and
                                      Secretary
                                      (Duly Authorized Officer of Registrant)


Date:    June 12, 1998            By: /s/ Jeffery R. Simons
                                      -----------------------------------------
                                      Jeffery R. Simons
                                      Vice President and Controller
                                      (Chief Accounting Officer and Duly
                                      Authorized Officer of Registrant)

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