Form 10-Q
period 1998-08-01
SHOPKO STORES INC
filed 1998-09-14
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended August 1, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

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

       Registrant's telephone number, including area code (920) 497-2211
                                                          ---------------

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

Yes    X      No
    ------      ------
The number of shares outstanding of each of the issuer's classes of Common Stock as of September 4, 1998 is as follows:

     Title of Each Class                      Shares Outstanding
     -------------------                      ------------------
     Common Shares                               26,094,520

     Exhibit Index                               Page 1 of 32
     on Page 24

                               SHOPKO STORES, INC.

                                    FORM 10-Q

               FOR THE 13 WEEKS AND 26 WEEKS ENDED AUGUST 1, 1998

                                      INDEX


                                                                                  Page
                                                                                  ----
Part I     Item 1 - Financial Statements

              Consolidated Statements of Earnings for the 13 weeks                  3
              ended August 1, 1998 and August 2, 1997

              Consolidated Statements of Earnings for the 26 weeks                  4
              ended August 1, 1998 and August 2, 1997

              Consolidated Balance Sheets as of August 1, 1998,                     5
              August 2, 1997 and January 31, 1998

              Consolidated Statements of Cash Flows for the 26                      6
              weeks ended August 1, 1998 and August 2, 1997

              Consolidated Statements of Shareholders' Equity for                   7
              the 26 weeks ended August 1, 1998 and for the period
              ended January 31, 1998

              Notes to Consolidated Financial Statements                           8-9

           Item 2 - Management's Discussion and Analysis of Financial              10-19
                    Condition and Results of Operations

           Item 3 - Quantitative and Qualitative Disclosure About                  19
                    Market Risk (not applicable)

Part II    Item 2 - Changes in Securities and Use of Proceeds                      20

           Item 4 - Submission of Matters to Vote of Security Holders              20-21

           Item 6 - Exhibits and Reports on Form 8-K                               22-23

           Signatures                                                              23


                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS

------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                       Second Quarter (13 Weeks) Ended
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                           August 1,       August 2,           % Increase/
                                                                             1998             1997              (Decrease)
------------------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
Revenues:
   Net sales                                                            $   678,453       $  590,941                14.8
   Licensed department rentals and other income                               2,826            3,150
                                                                         ----------       ----------
                                                                            681,279          594,091                14.7
Costs and expenses:
   Cost of sales                                                            526,516          457,299
   Selling, general and administrative expenses                             115,743          101,817
   Nonrecurring charge                                                        2,241              -
   Depreciation and amortization expenses                                    17,797           15,297
                                                                         ----------       ----------
                                                                            662,297          574,413                15.3

Income from operations                                                       18,982           19,678                (3.5)
Interest expense - net                                                        9,266            8,050
                                                                         ----------       ----------

Earnings before income taxes                                                  9,716           11,628               (16.4)
Provision for income taxes                                                    3,816            4,568
                                                                         ----------       ----------

Net earnings                                                            $     5,900       $    7,060               (16.4)
                                                                         ==========       ==========


Basic net earnings per common share                                     $      0.23       $     0.24
                                                                         ==========       ==========

Weighted average number of common shares
   outstanding                                                               26,067           29,963

Diluted net earnings per common share                                   $      0.22       $     0.23
                                                                         ==========       ==========

Adjusted average number of common shares
   outstanding                                                               26,626           30,713


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS


-------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                  Year To Date (26 Weeks) Ended
-------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                    August 1,  August 2,      % Increase/
                                                     1998         1997        (Decrease)
-------------------------------------------------------------------------------------------
                                                          (UNAUDITED)
Revenues:
   Net sales                                      $1,324,254   $1,152,809       14.9
   Licensed department rentals and other income        5,769        5,885
                                                  ----------   ----------
                                                   1,330,023    1,158,694       14.8
Costs and expenses:
   Cost of sales                                   1,033,085      893,195
   Selling, general and administrative expenses      226,577      203,722
   Nonrecurring charge                                 3,937        2,800
   Depreciation and amortization expenses             34,870       30,513
                                                  ----------   ----------
                                                   1,298,469    1,130,230       14.9

Income from operations                                31,554       28,464       10.9
Interest expense - net                                18,295       15,172
                                                  ----------   ----------

Earnings before income taxes                          13,259       13,292       (0.2)
Provision for income taxes                             5,208        5,221
                                                  ----------   ----------
Net earnings                                      $    8,051   $    8,071       (0.2)
                                                  ==========   ==========


Basic net earnings per common share               $     0.31   $     0.26
                                                  ==========   ==========

Weighted average number of common shares
   outstanding                                        25,968       31,079

Diluted net earnings per common share             $     0.30   $     0.26
                                                  ==========   ==========

Adjusted average number of common shares
   outstanding                                        26,486       31,627




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                  Second Quarter as of     Fiscal Year End
-----------------------------------------------------------------------------------------------
(In thousands)
                                                      August 1,    August 2,      January 31,
ASSETS                                                  1998          1997         1998
-----------------------------------------------------------------------------------------------
                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $     5,834    $    8,446    $   54,344
  Receivables, less allowance for losses of
     $9,139, $6,423 and $8,637, respectively             96,463        78,881        97,812
  Merchandise inventories                               440,323       363,715       376,568
  Other current assets                                   10,534        22,573        13,508
                                                    -----------    ----------    ----------
     Total current assets                               553,154       473,615       542,232

Other assets and deferred charges                         6,770         6,047         7,202
Intangible assets - net                                  72,116        58,595        71,668
Property and equipment at cost:
  Land                                                  119,903       107,983       118,723
  Buildings                                             536,095       492,242       522,732
  Equipment                                             378,562       322,159       348,817
  Leasehold improvements                                 57,112        50,022        53,932
  Property under construction                             2,741           440           456
  Property under capital leases                          26,419        26,419        26,419
                                                    -----------    ----------    ----------
                                                      1,120,832       999,265     1,071,079
Less accumulated depreciation and amortization:
  Property and equipment                                461,751       405,822       430,293
  Property under capital leases                          12,285         9,741        11,053
                                                    -----------    ----------    ----------
     Net property and equipment                         646,796       583,702       629,733
                                                    -----------    ----------    ----------
     Total assets                                   $ 1,278,836    $1,121,959    $1,250,835
                                                    ===========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                   $    30,000    $        -    $        -
  Accounts payable - trade                              203,420       164,246       193,646
  Accrued compensation and related taxes                 29,921        34,583        39,964
  Accrued other liabilities                             136,407       110,857       135,522
  Accrued income and other taxes                          8,596        20,134        24,502
  Current portion of long-term obligations                4,852         2,014         4,174
                                                    -----------    ----------    ----------
    Total current liabilities                           413,196       331,834       397,808

Long-term obligations                                   433,103       417,874       436,125
Deferred income taxes                                    21,933        23,510        20,906
Shareholders' equity:
  Common stock                                              261           338           339
  Additional paid-in capital                            227,730       277,572       283,520
  Retained earnings                                     182,613       222,981       264,316
  Less treasury stock                                         -      (152,150)     (152,179)
                                                    -----------    ----------    ----------
     Total shareholders' equity                         410,604       348,741       395,996
                                                    -----------    ----------    ----------
     Total liabilities and shareholders' equity     $ 1,278,836    $1,121,959    $1,250,835
                                                    ===========    ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


--------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                 Year to Date (26 weeks) Ended
--------------------------------------------------------------------------------------
(In thousands)
                                                      August 1,       August 2,
                                                        1998            1997
--------------------------------------------------------------------------------------
                                                             (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                           $  8,051       $   8,071
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                         34,870          30,513
    Provision for losses on receivables                      302             241
    Gain on sale of property and equipment                  (822)           (247)
    Deferred income taxes                                  6,755          (1,131)
    Change in assets and liabilities:
     Receivables                                           1,047          19,297
     Merchandise inventories                             (69,638)        (25,546)
     Other current assets                                 (2,748)         (5,538)
     Other assets and intangibles                         (1,845)           (566)
     Accounts payable                                      9,774         (25,955)
     Accrued liabilities                                 (22,619)            854
--------------------------------------------------------------------------------------

     Net cash (used in) operating activities             (36,873)             (7)
--------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                     (44,118)        (11,896)
 Proceeds from the sale of property and equipment            769             717
 Business acquisitions, net of cash acquired                              (8,874)
--------------------------------------------------------------------------------------

     Net cash (used in) investing activities             (43,349)        (20,053)
--------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in short-term debt                                30,000
 Change in common stock from stock options                 4,113           8,892
 Change in common stock from public offering                              23,419
 Purchase of treasury stock                                             (152,150)
 Reduction in debt and capital leases                     (2,401)           (985)
--------------------------------------------------------------------------------------

     Net cash provided by (used in) financing
      activities                                          31,712        (120,824)
--------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (48,510)       (140,884)
Cash and cash equivalents at beginning of year            54,344         149,330
--------------------------------------------------------------------------------------

Cash and cash equivalents at end of second quarter      $  5,834       $   8,446
======================================================================================

Supplemental cash flow information:
  Noncash investing and financial activities -
    Retirement of treasury stock                        $152,179


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


--------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)


                                                Common Stock      Additional             Treasury Stock
                                               ---------------     Paid-In   Retained   ------------------
                                               Shares    Amount    Capital   Earnings   Shares     Amount
----------------------------------------------------------------------------------------------------------

BALANCES AT FEBRUARY 22, 1997                  32,167     $322    $245,137   $215,405

Net earnings                                                                   48,845

Sale of common stock under option plans           780        7      10,900

Income tax benefit related to stock options                          3,658

Sale of common stock in public offering           984       10      23,409

Issuance of restricted stock                       10                  246       (246)

Remeasurement of restricted stock                                      170       (170)

Restricted stock expense                                                          482

Purchase of treasury stock                                                              (8,174)  $(152,179)
                                               -----------------------------------------------------------
BALANCES AT JANUARY 31, 1998                   33,941      339     283,520    264,316   (8,174)   (152,179)

Net earnings                                                                    8,051

Sale of common stock under option plans           324        4       4,109

Income tax benefit related to stock options                          2,145

Restricted stock expense                                                          299

Retirement of treasury stock                   (8,174)     (82)    (62,044)   (90,053)   8,174     152,179
                                               -----------------------------------------------------------
BALANCES AT AUGUST 1, 1998                     26,091     $261    $227,730   $182,613      -     $     -
                                               ===========================================================


Interim data subject to year end audit.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Change in Fiscal Year:

The Company changed its fiscal year end from the last Saturday in February to the Saturday nearest January 31, effective with the fiscal year ended January 31, 1998. This change was made in order to coincide the Company's fiscal year with the calendar predominantly used by the retail industry. The current year consolidated balance sheet and statements of earnings, cash flows and shareholders' equity are presented for the quarter and 26 weeks ended August 1, 1998. The consolidated balance sheet, statements of earnings and cash flows for the preceding fiscal year are presented for the comparable quarter and 26 weeks ended August 2, 1997.

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

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $40.6 million and $43.7 million higher at August 1, 1998 and at August 2, 1997, respectively.

Intangible Assets:

The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 20 to 22 years. Accumulated amortization for these costs was $7.5 million and $3.6 million at August 1, 1998 and August 2, 1997, respectively.

Income Taxes:

The provision for income tax expense for the first half of fiscal 1998 was $5.2 million, of which $6.8 million in deferred tax expense is offset by a $1.6 million current credit. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at August 1, 1998 and August 2, 1997 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter contributes a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the second quarter and first half of fiscal 1998 and 1997 as a percentage of net sales:


                                                                   Second Quarter                    First Half
                                                               Fiscal          Fiscal          Fiscal          Fiscal
                                                                1998            1997            1998            1997
                                                             -----------      ----------     -----------     -----------
Revenues
     Net sales                                                    100.0    %      100.0   %       100.0  %        100.0  %
     Licensed department rentals and other
        income                                                      0.4             0.5             0.4             0.5
                                                             -----------      ----------     -----------     -----------
                                                                  100.4           100.5           100.4           100.5
Costs and expenses
     Cost of sales                                                 77.6            77.4            78.0            77.5
     Selling, general and administrative
        expenses                                                   17.1            17.2            17.1            17.7
     Nonrecurring charge                                            0.3             0.0             0.3             0.2
     Depreciation and amortization expenses                         2.6             2.6             2.6             2.6
                                                             -----------      ----------     -----------     -----------
                                                                   97.6            97.2            98.0            98.0

Income from operations                                              2.8             3.3             2.4             2.5
Interest expense                                                    1.4             1.3             1.4             1.3
                                                             -----------      ----------     -----------     -----------

Earnings before income taxes                                        1.4             2.0             1.0             1.2
Provision for income taxes                                          0.5             0.8             0.4             0.5
                                                             -----------      ----------     -----------     -----------

Net earnings                                                        0.9    %        1.2   %         0.6  %          0.7  %
                                                             ===========      ==========     ===========     ===========



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

The following tables set forth items from the Company's business segments as percentages of net sales:



RETAIL STORE SEGMENT

                                                                   Second Quarter                    First Half
                                                                   --------------                    ----------
                                                                Fiscal         Fiscal          Fiscal         Fiscal
                                                                 1998           1997            1998           1997
                                                              -----------     ----------      ----------     ----------
Revenues
     Net sales                                                     100.0   %      100.0    %      100.0  %       100.0  %
     Licensed departmental rentals and other
        income                                                       0.5            0.6             0.5            0.6
                                                              -----------     ----------      ----------     ----------
                                                                   100.5          100.6           100.5          100.6
Costs and expenses
     Cost of sales                                                  73.5           73.8            74.0           73.6
     Selling, general and administrative
        expenses                                                    19.9           19.3            19.8           19.9
     Depreciation and amortization expenses                          3.0            3.0             3.0            3.1
                                                              -----------     ----------      ----------     ----------
                                                                    96.4           96.1            96.8           96.6

Income from operations                                               4.1   %        4.6    %        3.7  %         4.0  %




PROVANTAGE SEGMENT

                                                                   Second Quarter                    First Half
                                                                   --------------                    ----------
                                                                Fiscal         Fiscal          Fiscal         Fiscal
                                                                 1998           1997            1998           1997
                                                              -----------     ----------      ----------     ----------
Revenues
     Net sales                                                     100.0   %      100.0    %      100.0  %       100.0  %
     Licensed department rentals and other
       income                                                        0.1            0.1             0.1            0.1
                                                              -----------     ----------      ----------     ----------
                                                                   100.1          100.1           100.1          100.1
Costs and expenses
     Cost of sales                                                  92.9           92.8            93.0           93.1
     Selling, general and administrative
        expenses                                                     3.9            4.0             3.9            4.0
     Depreciation and amortization expenses                          1.2            0.8             1.1            0.8
                                                              -----------     ----------      ----------     ----------
                                                                    98.0           97.6            98.0           97.9

Income from operations                                               2.1   %        2.5    %        2.1  %         2.2  %


Net Sales:

The following table presents the Company's consolidated net sales for the second quarter and first half of fiscal 1998 and fiscal 1997:



                                                        SECOND QUARTER               % INCREASE
                                                        --------------               ----------

                                                     FISCAL           FISCAL
                                                       1998             1997       TOTAL         COMP
                                                       ----             ----       -----         ----
           Retail Store                              $532.0           $476.8        11.6          6.0
           ProVantage                                 154.9            120.8        28.3          N/A
           Intercompany                                (8.4)            (6.7)        N/A          N/A
                                                     ------           ------        ----          ---
           Consolidated                              $678.5           $590.9        14.8
                                                     ======           ======        ====





                                                          FIRST HALF                 % INCREASE
                                                          ----------                 ----------

                                                     FISCAL           FISCAL
                                                       1998             1997       TOTAL         COMP
                                                       ----             ----       -----         ----
           Retail Store                            $1,036.2           $922.7        12.3          5.7
           ProVantage                                 304.8            242.7        25.6          N/A
           Intercompany                               (16.7)           (12.6)        N/A          N/A
                                                   --------         --------        ----          ---
           Consolidated                            $1,324.3         $1,152.8        14.9
                                                   ========         ========        ====


The 6.0% increase in second quarter retail comparable store sales are derived from the following categories: Retail Health increased 13.4%, Hardlines/Home increased 5.2% and Apparel increased 0.8%. The 5.7% increase in first half retail comparable store sales are derived from the following categories: Retail Health increased 11.5%, Hardlines/Home increased 5.5% and Apparel remained flat. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels, Incorporated ("Penn-Daniels"), which operated 18 Jacks discount stores and one Lots-A-Deals close-out store in Iowa, Illinois and Missouri. The Lots-A-Deals store in Moline, Illinois was closed in March 1998, and the Iowa City, Iowa store was closed in May 1998. The Company converted the remaining 17 of the Jacks retail locations to ShopKo stores, including the addition of in-store pharmacies and optical centers in 16 of those stores. These new ShopKo stores had their grand opening in July 1998. The Jacks stores sales are included in ShopKo's net sales since their acquisition but they are not included in comparable store sales since they were not owned by ShopKo for the entire preceding fiscal year.

The increase in ProVantage sales in the second quarter and first half is due primarily to internally generated growth. Included in ProVantage sales are the following: (i) amounts billed to insurance companies, third party administrators and self-funded medical plan sponsors for retail and mail service pharmacy prescription claims (including drug ingredient costs, dispensing fees and applicable administrative and processing fees); (ii) amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees; and (iii) contract and license fees for health information technology services.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:




                                                                           Second Quarter
                                                                           --------------
                                               Retail Store                  ProVantage                 Consolidated
                                               ------------                  ----------                 ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            1998          1997           1998          1997          1998          1997
                                            ----          ----           ----          ----          ----          ----
Gross margin percent                       26.5 %        26.2 %         7.1 %         7.2 %         22.4 %        22.6 %
Gross margin percent prior to
LIFO charge                                26.7 %        26.5 %          N/A           N/A          22.6 %        22.8 %



                                                                             First Half
                                                                             ----------
                                               Retail Store                  ProVantage                 Consolidated
                                               ------------                  ----------                 ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            1998          1997           1998          1997          1998          1997
                                            ----          ----           ----          ----          ----          ----
Gross margin percent                       26.0 %        26.4 %         7.0 %         6.9 %         22.0 %        22.5 %
Gross margin percent prior to
LIFO charge                                26.3 %        26.6 %          N/A           N/A          22.2 %        22.7 %


The increase in the retail store gross margin rate in the second quarter is primarily attributable to a nonrecurring adjustment to cost of goods sold under purchase accounting pertaining to the acquisition of Penn-Daniels. This nonrecurring purchase accounting adjustment relates to the valuation reserves established on the acquisition of Penn-Daniels for the disposal of pre-acquisition inventory. Excluding the results of the 17 new stores, FIFO retail gross margin as a percent of sales was 26.0 percent, a decrease of 0.5 percent compared with the prior year. This decrease is primarily attributable to planned lower gross margins in the retail pharmacy due to increased third-party sales and lower third-party gross margin rates. The decrease in the retail store gross margin rate in the first half is also primarily attributable to planned lower gross margin rates in retail pharmacy due to the increased third-party business and lower gross margin rates in general merchandise due to increased promotional sales. ProVantage's decrease in the second quarter is primarily attributable to increased sales volume coming from the lower gross margin claims processing activities. ProVantage's increase in the first half is primarily due to increased sales in the higher gross margin health information technology and clinical services. The retail store and consolidated gross margin percentages for the second quarter and first half reflect LIFO charges of $1.3 million and $2.5 million, respectively. This is compared to the prior year's LIFO expense of $1.1 million in the second quarter and $2.1 million in the first half.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expense as a percent of sales for the second quarter decreased to 17.1 percent from 17.2 percent in the prior year. Second quarter retail selling, general and administrative expense as a percent of sales was 19.9 percent compared with 19.3 percent last year. This increase is primarily due to the 17 new stores. Excluding the results of the 17 new stores, retail selling, general and administrative expenses as a percent of sales was 19.2 percent for the second quarter. For the first half, consolidated selling, general and administrative expenses decreased to 17.1 percent of sales from 17.7 percent of sales last year. The decrease is primarily due to expense control initiatives and increased ProVantage sales. Retail selling, general and administrative expenses for the first half were 19.8 percent of net sales compared with 19.9 percent last year. Excluding the results of the 17 new stores, retail selling, general and administrative expenses as a percent of sales was 19.3 percent for the first half. The decrease is primarily due to continued expense control initiatives at store level. ProVantage's selling, general and administrative expense as a percent of sales was 3.9 percent compared with 4.0 percent last year in both the second quarter and first half. This decrease is primarily due to leveraging expenses over the increased sales volume.

Interest Expense:

Consolidated interest expense for the current year's second quarter and first half was 1.4 percent of sales compared to 1.3 percent of sales for the same time period last year. Consolidated interest expense, net of interest income, increased primarily due to a decrease in interest income this year compared to last year. This decrease in interest income is a result of two simultaneous transactions which were completed on July 2, 1997. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock from Supervalu Inc. ("Supervalu"). The second transaction was a secondary public offering of Supervalu's 6,557,280 remaining shares.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $42.9 million for the first half of fiscal 1998 compared to $38.6 million for the same period last year. The Company had $30.0 million outstanding under its revolving credit agreement at the end of the first half of fiscal 1998 and no borrowings outstanding under its revolving credit agreement at the end of the first half of fiscal 1997.

The Company entered into a new $200.0 million revolving credit facility on July 8, 1997. The new facility is with a consortium of banks, is unsecured and is effective through January 31, 2002. Funds generated from operations, and if necessary, the revolving credit facility are expected to fund the projected working capital needs and total capital expenditures through fiscal 1998 except for possible acquisitions described below.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. During the first half of fiscal 1998, additional cash was used for increases in inventory levels in the newly acquired Penn-Daniels locations. The Company spent $44.1 million on capital expenditures in the first half of fiscal 1998, compared to $11.9 million on capital expenditures (excluding acquisitions) for the same period last year.

On September 8, 1998, the Company announced plans to open 13 new stores in 1999. Ten of the new stores are former Venture store locations which will be remodeled including the addition of in-store pharmacies and optical centers. Three additional locations will be new stores. All 13 stores will be leased.

The Company's total capital expenditures for the fiscal year ending January 30, 1999 are anticipated to approximate $110.0 to $120.0 million, the majority of which would relate to remodeling the recently acquired Penn-Daniels stores and leased Venture store locations, supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements and continuing investments in systems technology. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

In connection with the Penn-Daniels acquisition, ShopKo expects to incur nonrecurring pre-tax costs of approximately $5.0 to $6.0 million for duplicate operations at the Penn-Daniels administrative office and warehouse until they are consolidated with ShopKo's operations and for other transaction related items. The Company incurred $3.9 million in nonrecurring pre-tax costs in the first half of fiscal 1998, and the remainder of these estimated costs are expected to be incurred in the third quarter of fiscal 1998. The Company expects to fund these costs from available cash and, if necessary, borrowing under the Company's revolving credit facility. The Penn-Daniels acquisition is expected to be slightly accretive to fiscal 1998 earnings per share excluding the nonrecurring pre-tax costs described above, and to be slightly dilutive to fiscal 1998 earnings when such costs are factored into fiscal 1998 results.

The Company has been testing a stand alone optical store format with four stores in Ohio. The results were mixed and it was decided to end the test and close the stores. The stores were closed in August 1998. The closings will not have a material financial impact on the Company.

Year 2000:

State of Readiness

In order to address Year 2000 compliance, the Company has initiated a comprehensive project designed to eliminate or minimize any business disruption associated with potential date processing problems in its information technology ("IT") systems, as well as its non-IT systems (e.g., HVAC systems, building security systems, etc.). The project consists of five phases: company awareness, assessment, strategy and work plan development, renovation and testing. The Company has completed the first three phases for both IT and non-IT systems and is actively engaged in completing the fourth phase (i.e., renovation).

With respect to IT systems, approximately 64.0 percent of the Company's critical business systems are currently compliant, approximately 9.0 percent of them will be retired and approximately 27.0 percent are in the process of being renovated. With respect to non-IT systems, the assessment phase indicated a need for only minor renovation work. For both IT and non-IT systems, the renovation phase currently underway is expected to be completed in the second quarter of fiscal 1999. The testing phase for both IT and non-IT systems is planned to be completed in the third quarter of fiscal 1999.

As part of its Year 2000 project, the Company has initiated communications with all of its merchandise vendors and services suppliers to assess their state of Year 2000 readiness. A significant percentage of its vendors have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or onsite visits as deemed appropriate. Despite the Company's diligence, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be compliant.

Costs

As a result of the significant investment made by the Company in both hardware and software over the past several years, the majority of its IT systems do not require renovation. The Company estimates that it will incur internal and external expenses of $4.0 to $6.0 million in conjunction with the Year 2000 compliance project. These costs will be spread throughout the course of this project, and are not expected to have a material effect on the Company's financial results.

Risks

With respect to the risks associated with its IT and non-IT systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. The Company also believes that these problems will not be overwhelming and will not have a material effect on the Company's operations or financial results.

With respect to the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's merchandise vendors will not be compliant and will have difficulty filling orders and flowing goods. Management also believes that the number of such vendors will have been minimized by the Company's program of identifying non-compliant vendors and replacing or jointly developing alternative supply or delivery solutions prior to the Year 2000.

The Company also designs and sells software products to third parties through its ProVantage subsidiary. While the Company has taken appropriate steps to ensure the readiness of this software and believes it to be compliant, the Company cannot be certain that the software will operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its efforts to ensure compliance, and the terms and conditions of its software licensing contracts, it is not reasonably likely that the Company will be subject to such litigation.

The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has made the assumption that government agencies, utility companies, and national telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little if any ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

Contingency Plans

The Company has not yet completed its planning and preparations to handle the most reasonably likely worst case scenarios described above. The Company intends to develop contingency plans for these scenarios during the second quarter of fiscal 1999. The Company believes that this is the appropriate timeframe for developing such plans and that efforts prior to that time should be focused on renovation, testing and verification of vendor compliance.

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

Stock Repurchase Program:

On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares will be used for stock-based employee benefit plans and other corporate purposes. As of the end of the first half, no shares of Common Stock had been repurchased under this program.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth, capital expenditure plans, capital requirements and statements related to "Year 2000" issues. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K (the Transition Report for the period ending January 31, 1998) or as may be described from time to time in the Company's subsequent SEC filings.


Item 3:  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

(a) On May 22, 1998, the Company reincorporated from Minnesota to Wisconsin as more fully described in the Company's Current Report on Form 8-K dated May 22, 1998 which is incorporated herein by reference.

Item 4.           Submission of Matters to a Vote of Security Holders

(a) The Company held its 1998 Annual Meeting of Shareholders on May 13, 1998.

(b) Votes cast for the election of directors at the 1998 Annual Meeting were as follows:

                Mr. Kramer:

                           For                                16,335,880

                           Withheld Authority                    150,854

                Mr. Girard:

                           For                                16,332,059

                           Withheld Authority                    154,675

                Dr. Reinertsen, M. D.

                           For                                16,331,922

                           Withheld Authority                    154,812

Messrs. Podany, Eugster, Tyrrell and Watson terms of office as directors continued after the 1998 Annual Meeting of Shareholders.

Votes cast to change the Company's state of incorporation from Minnesota to Wisconsin by approval and adoption of an agreement and plan of merger.

                             For                              14,089,685

                             Against                             831,083

                             Abstain                              63,194

                             Broker Non-Vote                   1,502,772

Votes cast to approve the Company's 1998 Stock Incentive Plan.

                             For                            15,425,714

                             Against                           968,370

                             Abstain                            92,650

                             Broker Non-Vote                         0

Votes cast to ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending January 30, 1999 were as follows:

                             For                            16,433,846

                             Against                            17,168

                             Abstain                            35,720

                             Broker Non-Vote                         0

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits.

         3.1      Amended and Restated Articles of Incorporation of the
                  Company.

         3.2      By-laws of the Company.

         4.1      First Supplemental Indenture, dated as of May 22,
                  1998, between the Company and U.S. Bank Trust N.A. (f/k/a First Trust National Association), as Trustee, ("U.S.
                  Bank Trust"), to the Indenture dated as of March 12, 1992, with respect to the Senior Notes due March 15, 2002 (the "2002 Indenture").

         4.2 First Supplemental Indenture dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, to the Indenture dated as of March 12, 1992, with respect to the Senior Notes due March 15, 2022 (the "2022 Indenture").

         4.3      First Supplemental Indenture, dated as of May 22,
                  1998, between the Company and U.S. Bank Trust, as Trustee, to the Indenture dated as of July 15, 1993 (the "Senior Debt Indenture").

         4.4 Rights Agreement Amendment dated as of May 22, 1998 by and between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (the "Rights Agreement Amendment").

         4.5 Assumption Agreement dated as of May 22, 1998, by the Company for the benefit of the Agent and Banks named in the Credit Agreement dated as of July 8, 1997 (the "Assumption Agreement").

         10.1     Effective as of May 22, 1998, members of the Company's
                  Board of Directors and its Executive Officers entered into Indemnification Agreements with the Company. The form of Indemnification Agreement is attached as Exhibit 10.1 hereto.

         11       Computation of Earnings Per Common and Common Equivalent
                  Share.

         12       Statements Re Computation of Ratios.

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the second quarter of fiscal 1998 as follows:

Date of Report                              Items Reported

May 22, 1998                                Items 5,7 - The Company  changed its
                                            state of  incorporation  from
                                            Minnesota to Wisconsin.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SHOPKO STORES, INC. (Registrant)


Date:    September 14, 1998             By:      /s/ Richard D. Schepp
                                                 -------------------------------
                                                 Richard D. Schepp
                                                 Senior Vice President General
                                                 Counsel and Secretary
                                                 (Duly Authorized Officer of
                                                 Registrant)


Date:    September 14, 1998             By:      /s/ Jeffery R. Simons
                                                 -------------------------------
                                                 Jeffery R. Simons
                                                 Vice President and Controller
                                                 (Chief Accounting Officer and
                                                 Duly Authorized Officer of
                                                 Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                              Sequential
Number                              Exhibit                          Page Number
-------                             --------                         -----------

3.1 Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company's Current Report on Form 8-K dated
         May 22, 1998 (the "May Form 8-K").

3.2 By-laws of the Company, incorporated by reference to the Company's definitive Proxy Statement dated
         April 10, 1998 filed in connection with the Company's
         1998 Annual Meeting of shareholders.

4.1 First Supplemental Indenture, dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the 2002 Indenture, incorporated by reference to the May Form 8-K.

4.2 First Supplemental Indenture dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the 2022 Indenture, incorporated by reference to the May Form 8-K.

4.3 First Supplemental Indenture, dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the Senior Debt Indenture, incorporated by reference to the May Form 8-K.

4.4 Rights Agreement Amendment, incorporated by reference to the May Form 8-K.

4.5 Assumption Agreement, incorporated by reference to the May Form 8-K.

Exhibit                                                              Sequential
Number                              Exhibit                          Page Number
------                              -------                          -----------

10.1 Effective as of May 22, 1998, members of the Company's Board of Directors and its Executive
         Officers entered into Indemnification Agreements with the Company, the form of which Indemnification Agreement is attached hereto.

11       Computation of Earnings Per Common and
         Common Equivalent Share.

12       Statements Re Computation of Ratios.

27       Financial Data Schedule.