Form 10-Q
period 1998-10-31
SHOPKO STORES INC
filed 1998-12-11
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended October 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -----------------

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

Yes    X      No
    -------     -----

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 27, 1998 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------
     Common Shares                                        26,107,300

     Exhibit Index                                        Page 1 of 27
     on Page 22

                               SHOPKO STORES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 31, 1998

                                      INDEX
                                                                         Page
                                                                         ----

Part I   Item 1 - Financial Statements

                Consolidated Statements of Earnings for the 13 weeks      3
                ended October 31, 1998 and November 1, 1997

                Consolidated Statements of Earnings for the 39 weeks      4
                ended October 31, 1998 and November 1, 1997

                Consolidated Balance Sheets as of October 31, 1998,       5
                November 1, 1997 and January 31, 1998

                Consolidated Statements of Cash Flows for the 39          6
                weeks ended October 31, 1998 and November 1, 1997

                Consolidated Statements of Shareholders' Equity for       7
                the 39 weeks ended October 31, 1998 and for the period ended January 31, 1998

                Notes to Consolidated Financial Statements                8-9

         Item 2 - Management's Discussion and Analysis of Financial       10-19
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure About           19
                  Market Risk (not applicable)

Part II  Item 5 - Other Information                                       20

         Item 6 - Exhibits and Reports on Form 8-K                        20

         Signatures                                                       21

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONSOLIDATED STATEMENTS OF EARNINGS


--------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                         Third Quarter (13 Weeks) Ended
--------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                       October 31,      November 1,
                                                          1998            1997          % Increase
--------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)
Revenues:
   Net sales                                            $731,270         $613,954           19.1
   Licensed department rentals and other income            3,162            3,017
                                                        --------         --------
                                                         734,432          616,971           19.0
Costs and expenses:
   Cost of sales                                         578,433          478,404
   Selling, general and administrative expenses          115,774          102,159
   Nonrecurring charge                                     1,786                -
   Depreciation and amortization expenses                 16,508           16,180
                                                        --------         --------
                                                         712,501          596,743           19.4

Income from operations                                    21,931           20,228            8.4
Interest expense                                          10,464            8,853
                                                        --------         --------

Earnings before income taxes                              11,467           11,375            0.8
Provision for income taxes                                 4,503            4,467
                                                        --------         --------

Net earnings                                            $  6,964         $  6,908            0.8
                                                        ========         ========


Basic net earnings per common share                     $   0.27         $   0.27
                                                        ========         ========

Weighted average number of common shares
   outstanding                                            26,093           25,691

Diluted net earnings per common share                   $   0.26         $   0.26
                                                        ========         ========
Adjusted weighted average number of common
   shares outstanding                                     26,517           26,485



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS


----------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                        Year To Date (39 Weeks) Ended
----------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                        October 31,        November 1,
                                                           1998               1997        % Increase
----------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
Revenues:
   Net sales                                            $2,055,524         $1,766,763         16.3
   Licensed department rentals and other income              8,931              8,902
                                                        ----------         ----------
                                                         2,064,455          1,775,665         16.3
Costs and expenses:
   Cost of sales                                         1,611,518          1,371,599
   Selling, general and administrative expenses            342,351            305,881
   Nonrecurring charge                                       5,723              2,800
   Depreciation and amortization expenses                   51,378             46,693
                                                        ----------         ----------
                                                         2,010,970          1,726,973         16.4

Income from operations                                      53,485             48,692          9.8
Interest expense                                            28,759             24,025
                                                        ----------         ----------

Earnings before income taxes                                24,726             24,667          0.2
Provision for income taxes                                   9,711              9,688
                                                        ----------         ----------

Net earnings                                            $   15,015         $   14,979          0.2
                                                        ==========         ==========

Basic net earnings per common share                     $     0.58         $     0.51
                                                        ==========         ==========
Weighted average number of common shares
   outstanding                                              26,010             29,283

Diluted net earnings per common share                   $     0.57         $     0.50
                                                        ==========         ==========
Adjusted weighted average number of common
   shares outstanding                                       26,493             29,913



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Third Quarter as of              Fiscal Year End
---------------------------------------------------------------------------------------------------------------
(In thousands)
                                                         October 31,          November 1,          January 31,
ASSETS                                                      1998                1997                  1998
---------------------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $     6,948          $     9,795          $    54,344
  Receivables, less allowance for losses of
     $9,412, $5,926 and $8,637, respectively                106,545               87,787               97,812
  Merchandise inventories                                   534,923              434,758              376,568
  Other current assets                                       15,472               19,809               13,508
                                                        -----------          -----------          -----------
     Total current assets                                   663,888              552,149              542,232

Other assets and deferred charges                             7,430                6,429                7,202
Intangible assets - net                                      71,120               69,763               71,668

Property and equipment at cost:
  Land                                                      121,553              107,982              118,723
  Buildings                                                 539,587              493,537              522,732
  Equipment                                                 396,495              337,952              348,817
  Leasehold improvements                                     57,682               50,337               53,932
  Property under construction                                 1,041                1,982                  456
  Property under capital leases                              46,667               26,419               26,419
                                                        -----------          -----------          -----------
                                                          1,163,025            1,018,209            1,071,079
Less accumulated depreciation and amortization:
  Property and equipment                                    476,249              422,619              430,293
  Property under capital leases                              13,071               10,397               11,053
                                                        -----------          -----------          -----------
     Net property and equipment                             673,705              585,193              629,733
                                                        -----------          -----------          -----------
     Total assets                                       $ 1,416,143          $ 1,213,534          $ 1,250,835
                                                        ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                       $    80,000          $    23,000          $         -
  Accounts payable - trade                                  268,276              224,849              193,646
  Accrued compensation and related taxes                     34,271               33,866               39,964
  Accrued other liabilities                                 121,734              107,101              135,522
  Accrued income and other taxes                             16,044               21,018               24,502
  Current portion of long-term obligations                    4,855                2,014                4,174
                                                        -----------          -----------          -----------
    Total current liabilities                               525,180              411,848              397,808

Long-term obligations                                       452,390              417,398              436,125
Deferred income taxes                                        20,683               24,090               20,906
Shareholders' equity:
  Common stock                                                  261                  339                  339
  Additional paid-in capital                                227,902              282,000              283,520
  Retained earnings                                         189,727              230,009              264,316
  Less treasury stock                                             -             (152,150)            (152,179)
                                                        -----------          -----------          -----------
     Total shareholders' equity                             417,890              360,198              395,996
                                                        -----------          -----------          -----------
     Total liabilities and shareholders' equity         $ 1,416,143          $ 1,213,534          $ 1,250,835
                                                        ===========          ===========          ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW



----------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                            Year to Date (39 Weeks) Ended
----------------------------------------------------------------------------------------------
(In thousands)
                                                                 October 31,      November 1,
                                                                    1998             1997
----------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                    $  15,015          $  14,979
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                   51,378             46,693
    Provision for losses on receivables                                599                190
    Gain on sale of property and equipment                            (916)              (247)
    Deferred income taxes                                            2,732                (21)
    Change in assets and liabilities (excluding
         effects of business acquisitions):
     Receivables                                                    (9,332)            11,073
     Merchandise inventories                                      (164,238)           (96,589)
     Other current assets                                           (4,911)            (3,235)
     Other assets and intangibles                                   (2,269)            (1,356)
     Accounts payable                                               74,630             34,714
     Accrued liabilities                                           (25,738)              (883)
----------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities           (63,050)             5,318
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for property and equipment                               (66,777)           (25,153)
 Proceeds from the sale of property and equipment                    1,588                717
 Business acquisitions, net of cash acquired                                          (22,089)
----------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                       (65,189)           (46,525)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Change in short-term debt                                          80,000             23,000
 Change in common stock from stock options                           4,229             10,643
 Change in common stock from public offering                                           23,419
 Purchase of treasury stock                                                          (152,150)
 Reduction in debt and capital leases                               (3,386)            (3,240)
----------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities            80,843            (98,328)
----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (47,396)          (139,535)
Cash and cash equivalents at beginning of year                      54,344            149,330
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of third quarter                $   6,948          $   9,795
==============================================================================================

Supplemental cash flow information:
  Noncash investing and financial activities -
    Retirement of treasury stock                                 $ 152,179
    Capital lease obligations incurred                           $  20,247



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



-------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)


                                                      Common Stock         Capital in                        Treasury Stock
                                                  --------------------     Excess of    Retained         ----------------------
                                                  Shares      Amount       Par Value    Earnings         Shares         Amount
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 22, 1997                     32,167          $322      $245,137      $215,405

Net earnings                                                                                48,845

Sale of common stock under option plans              780             7        10,900

Income tax benefit related to stock options                                    3,658

Sale of common stock in public offering              984            10        23,409

Issuance of restricted stock                          10                         246          (246)

Remeasurement of restricted stock                                                170          (170)

Restricted stock expense                                                                       482

Purchase of treasury stock                                                                                (8,174)    $(152,179)

                                                  ----------------------------------------------------------------------------
BALANCES AT JANUARY 31, 1998                      33,941           339       283,520       264,316        (8,174)     (152,179)

Net earnings                                                                                15,015

Sale of common stock under option plans              332             4         4,225

Income tax benefit related to stock options                                    2,201

Restricted stock expense                                                                       449

Retirement of treasury stock                      (8,174)          (82)      (62,044)      (90,053)        8,174       152,179
                                                  ----------------------------------------------------------------------------
BALANCES AT OCTOBER 31, 1998                      26,099          $261      $227,902      $189,727             -     $       -
                                                  ============================================================================


Interim data subject to year end audit.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Change in Fiscal Year:
----------------------

The Company changed its fiscal year end from the last Saturday in February to the Saturday nearest January 31, effective with the fiscal year ended January 31, 1998. This change was made in order to coincide the Company's fiscal year with the calendar predominantly used by the retail industry. The current year consolidated balance sheet and statements of earnings, cash flows and shareholders' equity are presented for the quarter and 39 weeks ended October 31, 1998. The consolidated balance sheet, statements of earnings and cash flows for the preceding fiscal year are presented for the comparable quarter and 39 weeks ended November 1, 1997.

Accounting Policies:
--------------------

The Company's 1997 Annual Report on Form 10-K (the Transition Report for the period ending January 31, 1998) contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports.

In 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. These statements had to be adopted by the Company beginning February 1, 1998.

SFAS N0. 130, "Reporting Comprehensive Income," which specifies how to report and display comprehensive income and its components, has no impact on the Company's consolidated financial statements.

The Company will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," this fiscal year. It is not anticipated that these SFAS's will significantly impact the Company's annual financial statements.

Inventories:
------------

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $41.8 million and $44.9 million higher at October 31, 1998 and at November 1, 1997, respectively.

Intangible Assets:
------------------

The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 20 to 22 years. Accumulated amortization for these costs was $8.4 million and $4.7 million at October 31, 1998 and November 1, 1997, respectively.

Income Taxes:
-------------

The provision for income tax expense for the first three quarters of fiscal 1998 was $9.7 million, of which $7.0 million was current and $2.7 million was deferred tax expense. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Earnings Per Common Share:
------------------------------

Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

Statement of Registrant:
------------------------

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 31, 1998 and November 1, 1997 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. A significant part of the Company's earnings have historically been achieved in the fourth fiscal quarter due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the third quarter and the first three quarters of fiscal 1998 and 1997 as a percentage of net sales:

                                                                    Third Quarter                    Year to Date
                                                              --------------------------       -------------------------
                                                                Fiscal          Fiscal          Fiscal          Fiscal
                                                                 1998            1997            1998            1997
                                                              ----------       ---------       ---------       ---------
Revenues
     Net sales                                                     100.0%          100.0%          100.0%          100.0%
     Licensed department rentals and other
       income                                                        0.4             0.5             0.4             0.5
                                                              ----------       ---------       ---------       ---------
                                                                   100.4           100.5           100.4           100.5
Costs and expenses
     Cost of sales                                                  79.1            77.9            78.4            77.6
     Selling, general and administrative
       expenses                                                     15.8            16.6            16.6            17.3
     Nonrecurring charge                                             0.2             0.0             0.3             0.2
     Depreciation and amortization expenses                          2.3             2.6             2.5             2.6
                                                              ----------       ---------       ---------       ---------
                                                                    97.4            97.2            97.8            97.7

Income from operations                                               3.0             3.3             2.6             2.8
Interest expense                                                     1.4             1.5             1.4             1.4
                                                              ----------       ---------       ---------       ---------

Earnings before income taxes                                         1.6             1.8             1.2             1.4
Provision for income taxes                                           0.6             0.7             0.5             0.6
                                                              ----------       ---------       ---------       ---------

Net earnings                                                         1.0%            1.1%            0.7%            0.8%
                                                              ==========       =========       =========       =========

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

The following tables set forth items from the Company's business segments as percentages of net sales:

RETAIL STORE SEGMENT

                                                                     Third Quarter                   Year to Date
                                                               --------------------------     -------------------------
                                                                 Fiscal          Fiscal         Fiscal         Fiscal
                                                                  1998            1997           1998           1997
                                                               ----------      ----------     ----------     ----------
Revenues
     Net sales                                                      100.0%          100.0%         100.0%         100.0%
     Licensed departmental rentals and other
      income                                                          0.5             0.6            0.5            0.6
                                                               ----------      ----------     ----------     ----------
                                                                    100.5           100.6          100.5          100.6
Costs and expenses
     Cost of sales                                                   75.2            74.5           74.4           74.0
     Selling, general and administrative
      expenses                                                       18.3            18.8           19.3           19.5
     Depreciation and amortization expenses                           2.6             3.0            2.8            3.0
                                                               ----------      ----------     ----------     ----------
                                                                     96.1            96.3           96.5           96.5

Income from operations                                                4.4%            4.3%           4.0%           4.1%

PROVANTAGE SEGMENT

                                                                     Third Quarter                   Year to Date
                                                               --------------------------      ------------------------
                                                                 Fiscal          Fiscal         Fiscal         Fiscal
                                                                  1998            1997           1998           1997
                                                               ----------       ---------      ---------      ---------
Revenues
     Net sales                                                      100.0%          100.0%         100.0%         100.0%
     Licensed department rentals and other
      income                                                          0.1             0.1            0.1            0.1
                                                               ----------       ---------      ---------      ---------
                                                                    100.1           100.1          100.1          100.1
Costs and expenses
     Cost of sales                                                   93.3            92.9           93.1           93.0
     Selling, general and administrative
      expenses                                                        3.7             3.6            3.8            3.9
     Depreciation and amortization expenses                           1.0             1.1            1.1            0.9
                                                               ----------       ---------      ---------      ---------
                                                                     98.0            97.5           98.0           97.8

Income from operations                                                2.1%            2.6%           2.1%           2.3%


Net Sales:

The following table presents the Company's consolidated net sales for the third quarter and cumulative for the first three quarters of fiscal 1998 and fiscal 1997:

                                         THIRD QUARTER              % INCREASE
                                   -------------------------      --------------
                                     FISCAL           FISCAL
                                      1998             1997       TOTAL     COMP
                                   --------         --------      -----     ----
         Retail Store                $571.0         $  496.5       15.0      7.3
         ProVantage                   169.6            124.8       35.9      N/A
         Intercompany                  (9.3)            (7.3)       N/A      N/A
                                     ------         --------      -----      ---
         Consolidated                $731.3         $  614.0       19.1
                                     ======         ========      =====


                                         YEAR TO DATE               % INCREASE
                                   -------------------------      --------------
                                     FISCAL           FISCAL
                                      1998             1997       TOTAL     COMP
                                   --------         --------      -----     ----
         Retail Store              $1,607.2         $1,419.1       13.3      6.2
         ProVantage                   474.4            367.5       29.1      N/A
         Intercompany                 (26.1)           (19.8)       N/A      N/A
                                   --------         --------      -----      ---
         Consolidated              $2,055.5         $1,766.8       16.3
                                   ========         ========      =====

The 7.3% increase in third quarter retail comparable store sales are derived from the following categories: Retail Health increased 12.2%, Hardlines/Home increased 8.8% and Apparel increased 0.5%. The 6.2% increase in the first three quarters of retail comparable store sales are derived from the following categories: Retail Health increased 11.6%, Hardlines/Home increased 6.7% and Apparel increased 0.2%. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels, Incorporated ("Penn-Daniels"), which operated 18 Jacks discount stores and one Lots-A-Deals close-out store in Iowa, Illinois and Missouri. The Lots-A-Deals store in Moline, Illinois was closed in March 1998, and the Iowa City, Iowa store was closed in May 1998. The Company converted the remaining 17 Jacks retail locations to ShopKo stores, including the addition of in-store pharmacies and optical centers in 16 of those stores. These new ShopKo stores had grand openings in July 1998. The Jacks stores sales are included in ShopKo's net sales since acquisition but are not included in comparable store sales since the stores were not owned by ShopKo for the entire preceding fiscal year. The Company operated 147 retail stores at the end of the third quarter this year compared to 130 retail stores at the end of the third quarter last year.

The increase in ProVantage sales in the third quarter and the first three quarters is due primarily to internally generated growth. Included in ProVantage sales are the following: (i) administrative and dispensing fees plus the cost of pharmaceuticals dispensed by pharmacies participating in ProVantage's pharmacy network or by ProVantage's mail service pharmacy to members of health benefit plans sponsored by ProVantage's clients; (ii) amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees; (iii) administrative fees plus the cost of eyeglasses and contact lenses relating to ProVantage's vision benefit management services; and (iv) contract and license and service fees for health information technology services.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:


                                                                           Third Quarter
                                                                        --------------------
                                               Retail Store                  ProVantage                 Consolidated
                                           --------------------         --------------------        --------------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            1998          1997           1998          1997          1998          1997
                                           ------        ------         ------        ------        ------        ------
Gross margin percent                       24.8%          25.5%           6.7%          7.1%         20.9%         22.1%
Gross margin percent prior to
LIFO charge                                25.0%          25.8%           N/A           N/A          21.1%         22.3%


                                                                            Year to Date
                                                                        --------------------
                                               Retail Store                  ProVantage                 Consolidated
                                           --------------------         --------------------        --------------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            1998          1997           1998          1997          1998          1997
                                           ------        ------         ------        ------        ------        ------
Gross margin percent                       25.6%          26.0%           6.9%          7.0%         21.6%         22.4%
Gross margin percent prior to
LIFO charge                                25.8%          26.3%           N/A           N/A          21.8%         22.6%

The decrease in the retail store gross margin rate in the third quarter is primarily due to increased promotional sales, increased third party pharmacy sales and an overall reduction in gross margin rates as sales shifted from apparel to hardlines and home. The decrease in the retail store gross margin rate for the first three quarters is primarily attributable to lower gross margin rates in general merchandise due to increased promotional sales and planned lower gross margin rates in retail pharmacy due to the increased third party business. ProVantage's decrease in the third quarter is primarily attributable to planned reductions in claims processing fees. ProVantage's decrease in the first three quarters is primarily attributable to increased sales volume coming from the lower gross margin claims processing activities. The retail store and consolidated gross margin percentages for the third quarter and the first three quarters reflect LIFO charges of $1.3 million and $3.8 million, respectively. This is compared to the prior year's LIFO expense of $1.2 million in the third quarter and $3.2 million in the first three quarters.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expense as a percent of sales for the third quarter decreased to 15.8 percent from 16.6 percent in the prior year. Third quarter retail selling, general and administrative expense as a percent of sales was 18.3 percent compared with 18.8 percent last year. Excluding the results of the 17 new stores, retail selling, general and administrative expenses as a percent of sales was 17.9 percent for the third quarter. The decrease is primarily due to expense control initiatives at the store level and leveraging expenses over the increased sales volume. For the first three quarters, consolidated selling, general and administrative expenses decreased to 16.6 percent of sales from 17.3 percent of sales last year. The decrease is primarily due to expense control initiatives and increased ProVantage sales. Retail selling, general and administrative expenses for the first three quarters were 19.3 percent of net sales compared with 19.5 percent last year. Excluding the results of the 17 new stores, retail selling, general and administrative expenses as a percent of sales was 18.8 percent for the first three quarters. The decrease is primarily due to continued expense control initiatives at store level. ProVantage's third quarter selling, general and administrative expense as a percent of sales was 3.7 percent compared with 3.6 percent last year. This increase is primarily due to ProVantage building its infrastructure for continued growth and the costs to initiate new clients. ProVantage selling, general and administrative expenses for the first three quarters were 3.8 percent of net sales compared with 3.9 percent last year. This decrease is primarily due to leveraging expenses over the increased sales volume.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $66.4 million for the first three quarters of fiscal 1998 compared to $61.7 million for the same period last year. The Company had $80.0 million outstanding under its revolving credit agreement at the end of the third quarter of fiscal 1998 compared to $23.0 million at the end of the third quarter of fiscal 1997.

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

The Company's principal use of cash is for the purchase of property, equipment and systems technology. During the first three quarters of fiscal 1998, additional cash was used for increases in inventory levels in the newly acquired Penn-Daniels locations. The Company spent $66.8 million on capital expenditures in the first three quarters of fiscal 1998, compared to $25.2 million on capital expenditures (excluding acquisitions) for the same period last year.

On September 8, 1998, the Company announced plans to open 13 new stores in 1999. Ten of the new stores are former Venture store locations which will be remodeled including the addition of in-store pharmacies and optical centers. Three additional locations will be new stores. All 13 stores will be leased, of which 7 will be operating leases and 6 will be capital leases.

The Company's total capital expenditures for the fiscal year ending January 30, 1999 are anticipated to approximate $90.0 to $100.0 million, the majority of which would relate to remodeling the recently acquired Penn-Daniels stores and leased Venture store locations, supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements and continuing investments in systems technology. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

On August 20, 1997, ProVantage acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Alexandria, Virginia. Mikalix's primary subsidiary is PharMark Corporation ("PharMark"), a software and database development company providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for Mikalix was approximately $15.3 million, of which $13.3 million was paid in cash and $2.0 million is due over the next two years. The sellers of Mikalix may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and certain liquidity events related to ProVantage. The Contingent Payments may be made, at the Company's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The acquisition was accounted for under the purchase method of accounting. The results of Mikalix's operations since the date of acquisition have been included in the Company's consolidated statements of earnings.

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

In connection with the Penn-Daniels acquisition, ShopKo has incurred nonrecurring pre-tax costs of $5.7 million year to date eliminating duplicate operations at the Penn-Daniels administrative office and warehouse and other transaction related items. The Company incurred $1.8 million in nonrecurring pre-tax costs in the third quarter of fiscal 1998. The Company funded these costs from available cash and borrowings under the Company's revolving credit facility. The Penn-Daniels acquisition is expected to be slightly accretive to fiscal 1998 earnings per share excluding the nonrecurring pre-tax costs described above, and to be slightly dilutive to fiscal 1998 earnings when such costs are factored into fiscal 1998 results.

With the rapid growth of the ProVantage business, the Company believes it will be increasingly difficult to realize the full value of ProVantage while combined with the Shopko Retail Stores. The Company has been exploring ways to recognize the value of both disparate businesses through a full or partial separation, the timing of which is dependent on general market conditions.

The Company had been testing a stand alone optical store format with four stores in Ohio. The results were mixed and it was decided to end the test and close the stores. The stores were closed on August 29, 1998. The closings did not have a material financial impact on the Company.

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

With respect to IT systems, approximately 66.0 percent of the Company's critical business systems are currently compliant, approximately 9.0 percent of them will be retired and approximately 25.0 percent are in the process of being renovated. With respect to non-IT systems, the assessment phase indicated a need for only minor renovation work. For both IT and non-IT systems, the renovation phase currently underway is expected to be completed in the second quarter of fiscal 1999. The testing phase for both IT and non-IT systems is planned to be completed in the third quarter of fiscal 1999.

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

COSTS

As a result of the significant investment made by the Company in both hardware and software over the past several years, the majority of its IT systems do not require renovation. The Company estimates that it will incur internal and external expenses of $4.0 to $6.0 million in conjunction with the Year 2000 compliance project. These costs will be spread throughout the course of this project, and are not expected to have a material effect on the Company's financial statements.

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

YEAR 2000 READINESS STATEMENTS

To allow its customers and suppliers an opportunity to assess the Company's state of readiness for the Year 2000, the Company maintains a Year 2000 web page at www.shopko.com. Statements made or contained herein or therein or any past statements made or contained herein or therein are deemed Year 2000 Readiness Statements and are subject to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271), to the fullest extent permitted by law.

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

Stock Repurchase Program:

On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares will be used for stock-based employee benefit plans and other corporate purposes. As of the end of the first three quarters, no shares of Common Stock had been repurchased under this program.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth, capital expenditure plans, capital requirements and statements related to "Year 2000" issues. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are not limited to: (1) unanticipated problems or delays encountered in making the Company's information systems Year 2000 compliant, (2) higher than anticipated costs in making information systems Year 2000 compliant, (3) unanticipated litigation or other disputes with customers, suppliers or others involving Year 2000 issues, (4) erroneous certifications from third parties as to Year 2000 compliance, and (5) those factors referenced in the Company's Annual Report on Form 10-K (the Transition Report for the period ending January 31, 1998) which are incorporated herein by reference or as may be described from time to time in the Company's subsequent SEC filings.


Item 3:  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

         Not applicable.

                           PART II - OTHER INFORMATION


Item 5.  Other Information
-------  -----------------

         On November 17, 1998, the Company announced that Gregory H. Wolf had joined the Company's Board of Directors. The press release announcing that Mr. Wolf had joined the Company's Board of Directors is attached as an exhibit hereto and is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


     (a) Exhibits.

         11           Computation of Earnings Per Common and Common Equivalent
                      Share.

         12           Statements Re Computation of Ratios.

         27           Financial Data Schedule.

         99           Press Release dated November, 16, 1998.

     (b) Reports on Form 8-K.  None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHOPKO STORES, INC. (Registrant)


Date:    December  11, 1998          By:      /s/ Richard D. Schepp
                                              ----------------------------------
                                              Richard D. Schepp
                                              Senior Vice President General
                                              Counsel and Secretary
                                              (Duly Authorized Officer of
                                              Registrant)


Date:    December  11, 1998          By:      /s/ Jeffery R. Simons
                                              ----------------------------------
                                              Jeffery R. Simons
                                              Vice President and Controller
                                              (Chief Accounting Officer and Duly
                                              Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                           Sequential
Number                         Exhibit                            Page Number
-------                        -------                            -----------


11                Computation of Earnings Per Common and
                  Common Equivalent Share.

12                Statements Re Computation of Ratios.

27                Financial Data Schedule.

99                Press Release dated November 16, 1998.