Form 10-K405
period 1999-01-30
SHOPKO STORES INC
filed 1999-04-30
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year (52 weeks) ended January 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

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
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
                  Title of each class                       which registered
         ----------------------------------------      -------------------------
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

Yes   X               No
   -------               -------

Page 1 of  91              Exhibit index on page  73

                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1999 was approximately $777,376,778 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of March 31, 1999: 26,140,380.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 26, 1999.



















                            (Cover page 2 of 2 pages)

                                     PART I

ITEM 1.           BUSINESS

GENERAL

     ShopKo Stores, Inc. ("ShopKo" or the "Company"), a Wisconsin corporation, was incorporated in 1961 and in 1971 became a wholly owned subsidiary of Supervalu Inc. ("Supervalu"). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering. The Company's principal executive offices are located at 700 Pilgrim Way, Green Bay, Wisconsin 54304, and its telephone number is (920) 497-2211.

     ShopKo is a specialty discount retailer which provides general merchandise and health services through its retail stores. As of January 30, 1999, the Company's 147 retail stores operated in 16 Midwest, Pacific Northwest and Western Mountain states. ShopKo also provides custom health benefit management services; pharmacy mail services; vision benefit management services and health information and clinical support services though its subsidiary ProVantage Health Services, Inc. ("ProVantage"). ProVantage conducts business principally throughout the United States.

     On February 4, 1999, ProVantage filed a registration statement for the initial public offering of ProVantage's common stock. If the offering is completed as currently contemplated, ProVantage would retain $20.0 million from the offering proceeds. ShopKo would receive approximately $62.8 million as payment on a dividend note, and ShopKo would own between approximately 66.0% and 70.0% of ProVantage's common stock. There can be no assurance that ProVantage's initial public offering will be completed or that it will be completed on the terms described above. ShopKo intends to use any proceeds from payment on the dividend note for strategic and/or financial alternatives.

     The Company changed its fiscal year end from the last Saturday in February to the Saturday nearest January 31, effective with the fiscal year ended January 31, 1998. This change was made in order to coincide the Company's fiscal year with the calendar predominantly used by the retail industry. Consequently, for that transition year, the statements of earnings, cash flows and shareholders' equity are presented for the 49-week period ended January 31, 1998. The table below illustrates how the fiscal years are referred to in this Form 10-K.

                                       Period                       Fiscal Year
         February 1, 1998 through January 30, 1999 (52 weeks)          1998
         February 23, 1997 through January 31, 1998 (49 weeks)         1997
         February 25, 1996 through February 22, 1997 (52 weeks)        1996

     The Company has two business segments: a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes health benefit management services, pharmacy mail services, vision benefit management services and health information and clinical support services). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated. Financial information about these segments is included in Note L of the Notes to Consolidated Financial Statements for fiscal year 1998.

RETAIL STORES

     The Company's Retail Store net sales mix for the last three fiscal years was:


                                   1998      1997     1996
         Softline                   24%       25%      25%
         Hardline/Home              54%       54%      54%
         Retail Health Services     22%       21%      21%

MERCHANDISING PHILOSOPHY - RETAIL STORE

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

     With a focus on serving the customer and building customer loyalty, ShopKo successfully undertook a significant strategic repositioning under its Vision 2000 program between 1991 and 1995. That strategy combined a new, upscale image with an increased emphasis on customer service. Building upon Vision 2000, the Company has developed and implemented Beyond 2000, a long-term strategic operating model which is based upon creating market opportunities by serving time-strapped consumers' changing shopping habits. The Beyond 2000 operating model is based upon four interdependent strategic initiatives - a differentiation strategy; an integrated business planning process; execution by an experienced and well-trained management organization; and delivery of comprehensive value.

     ShopKo's differentiation strategy focuses on accentuation of selected and targeted merchandise categories tied to changing lifestyle needs. Within each of these merchandise categories, shoppers will find a wide assortment of sizes, colors and styles. A strong national brand presence is combined with ShopKo's private brands to offer a unique product mix.

     ShopKo's merchandise has been reorganized into stratified categories that are defined and driven by customer lifestyles and end usage. An integrated business planning process has allowed ShopKo to identify and prioritize growth potentials based on the changing lifestyle needs of its customers. Through an "infrastructural funding process," ShopKo management allocates store shelf space, inventory commitments and external advertising space and prioritizes in-store capital improvement disbursements among the various categories of merchandise. Heavier infrastructure commitments are given to those categories in which ShopKo has achieved a strong market presence and other categories believed by ShopKo management to have the potential to become prominent categories. Regular and systematic analysis of category stratification is performed at various levels as part of the Company's business planning process.

     Beyond 2000 is accomplished through ShopKo's Operating Committee which is headed by the President and Chief Executive Officer and composed of senior vice presidents from all areas of the Company. The Operating Committee seeks to create a performance-driven culture predicated on fast, friendly customer service. The Operating Committee has reengineered the work processes of the Company's central organization and store operations. The reengineered work processes require centralized decisions with respect to product selection, pricing, space utilization and marketing to allow store personnel to focus solely on overall customer satisfaction through inventory in-stock position, creation of a friendly environment and simplification of the shopping experience to allow customers to complete their shopping as quickly as they desire.

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

MERCHANDISING AND SERVICES - RETAIL STORE

     ShopKo's retail stores carry a wide assortment of trend correct branded and private label softline goods such as women's, men's and children's apparel, shoes, jewelry, cosmetics and accessories and hardline/home goods such as housewares, home textiles, household supplies, health and beauty aids, home entertainment products, small appliances, furniture, music/videos, toys, sporting goods, social occasion products, candy, snack foods, seasonal and everyday basic categories. The Company's stores carry a broad assortment of merchandise, thus providing customers with a convenient one-stop shopping source for everyday items. The Company's accommodating customer service policies provide customers with a pleasant shopping experience.

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

     The Company also provides professional health services in most of its stores. Of the Company's 147 stores as of January 30, 1999, 145 include pharmacy centers and 144 include optical centers. On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels, Incorporated ("Penn-Daniels"), which operated 18 Jacks' discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Illinois. The Company converted 17 of the Jacks' retail locations to ShopKo stores. The Lots-A-Deals store and one Jacks' store were closed in fiscal 1998. The conversion of the 17 Jacks' stores included the addition of in-store pharmacies (except in one store) and optical centers. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. Each store with pharmacy and optical centers employs or contracts with an average of approximately three licensed pharmacists, one licensed optometrist and six opticians. The Company's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 89 in-store finishing labs which, in fiscal 1998, dispensed over 690,000 eyewear prescriptions. The in-store finishing labs typically service other stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

     The Company had been testing a stand alone optical store format with four stores in Ohio. The results were mixed and it was decided to close the stores. The stores were closed on August 29, 1998. The closings did not have a material financial impact on the Company.

MARKETING AND ADVERTISING - RETAIL STORE

     The Company markets its general merchandise and retail pharmacy and optical services via weekly newspaper circulars to reach a broad-based customer segment consisting largely of middle income families. These full-color circulars average 24 pages and feature values in all departments of the stores and have a circulation of more than 5.1 million. Direct mail vehicles are used selectively at key promotional periods and have a circulation of more than 6.9 million. All printed advertising materials are designed by the Company's in-house graphic design team and photographed in the Company's own photography studio. In addition to the newspaper circulars, the Company uses image building television and radio advertising focusing on differentiating ShopKo stores.

     The Company prices its merchandise so as to be competitive with its discount retail competitors both regional and national. In general, the Company utilizes its frequent advertising of a large group of high demand items to reinforce its competitive price image and to generate store traffic, rather than attempting to meet the lowest available price on every item. The Company believes it provides comprehensive value through its offering of quality trend-correct, lifestyle merchandise at compelling prices in an attractive easy-to-use shopping environment.

RETAIL STORE LAYOUT AND DESIGN

     ShopKo stores are designed for simplicity, speed and ease of the shopping experience. The stores feature a fashion stage at the store entrance to create the upscale image of the store. The stores also feature competitive assortments of softlines, hardline/home goods and professional pharmacy and optical departments. The optical and pharmacy departments are placed near the front of the store with the remainder of the store being laid out in a "racetrack" configuration which takes customers between and around departments. Promotionally priced items are prominently displayed.

     Over the last several years, the Company has substantially remodeled its stores. Seventeen of the Jacks locations that were acquired in December 1997 have been converted to ShopKo's current format. The Company expects to continue to explore and test alternative store layout and display techniques and merchandise mixes. Depending on the cost of land acquisition, size of store and site preparation work, the Company expects that a typical new store's cost for land acquisition, site preparation, building and fixturing will generally approximate $6.0 to $11.0 million. The Company believes that opportunities to lower the initial capital outlay for new stores exist through leasing, sale and leaseback, or other financing alternatives. Remodels, which generally take place approximately every ten years, usually cost from $0.5 to $2.5 million per store. A store renovation, where the square footage is expanded or more extensive remodeling is needed, usually costs from $2.0 to $4.5 million per store.

     The Company's average store size is approximately 89,000 square feet with approximately 83.0% of the stores greater than 74,000 square feet. The Company's traditional new stores are based on one of three standard prototypes; a 99,000 square foot store, an 88,000 square foot store or a 74,000 square foot store. The prototype selected depends on the community and the retail competition in the immediate area. In comparison to old versions, the Company's current prototypes feature a greater portion of store square footage dedicated to selling space and less space dedicated to the storage of inventory.

RETAIL STORE OPERATIONS AND MANAGEMENT

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

     The Company believes it has improved teammate satisfaction despite a challenging environment characterized by low unemployment and intense competition for quality teammates. The Company has undertaken an intensive management and teammate development program to ensure commitment to the Company's mission and principles. This education is intended to sharpen management's focus and ability to drive sales through an integrated partnership with the central organization and a focus on leadership.

     The Company improved customer service through a comprehensive strategic initiative designed to enhance store execution and reduce costs. This initiative identified non-value-added activities which were eliminated to simultaneously increase productivity and enhance associate availability to help customers. The Company's Customer Satisfaction and Loyalty Monitor scores for the last two years continue to indicate that a significant majority of the Company's customers are pleased with their overall shopping experience.

     Technological innovation to support store performance and profitability included multi-media computer-based training as well as implementation of an innovative resource management system which provides on-line sales forecasting in 15 minute increments, ties labor scheduling to customer traffic patterns and eliminates duplication of human resources and payroll processes in the stores and the general office.

     Store operations management is held accountable to aggressive plans and comprehensive goals. Ongoing development of this management team is emphasized to ensure the Company has the competencies required for continued success.

PURCHASING AND DISTRIBUTION - RETAIL STORE

     ShopKo purchases merchandise from more than 2,300 vendors with its ten largest vendors accounting for approximately 30.0% of the Company's purchases during fiscal 1998. The Company believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and make the replenishment function more efficient. More than 700 vendors were linked to the Company's electronic data interchange ("EDI") purchase order systems as of January 30, 1999. Vendors electronically receive point-of-sale information, allowing them to respond to changing inventory levels in the stores. The Company has also implemented the use of electronic purchase order acknowledgments issued by vendors based on the sales information they have received. In addition, over 390 vendors are now electronically transmitting invoices directly into the Company's automated invoice matching system.

     The Company continues to upgrade its merchandise planning, allocation and control systems. In addition, SKU level physical inventories continue to improve perpetual inventory accuracy. Management believes these upgrades and improvements in the physical inventory process allow the Company to more effectively manage in-stock positions and better manage merchandise assortments.

     Direct imports accounted for approximately 8.0% of the Company's purchases (based upon cost of goods) during fiscal 1998. The Company buys its imported goods, principally in the Far East, and ships the goods to its distribution centers for distribution to the stores.

     Utilization of the four distribution centers has enabled the Company to purchase the majority of its merchandise directly from manufacturers (thus reducing its cost of goods), to reduce direct vendor-to-store deliveries (thus reducing freight charges and cost of goods through consolidated volume purchasing) and to increase the pick and pull capabilities allowing the Company to enhance the effectiveness and efficiency of its store replenishment process. The Company believes that these cost reductions help it remain price competitive. During fiscal 1998, approximately 88.0% of the merchandise sold by the Company (excluding optical and pharmaceutical products) flowed through its distribution centers.

     The Company will be expanding its distribution centers in Wisconsin and Idaho. These expansions will improve service to the stores, reduce backroom congestion and support the Company's anticipated growth. The Wisconsin distribution center will be expanded to approximately 550,000 square feet and the Idaho distribution center will be expanded to approximately 325,000 square feet. Construction on these facilities is expected to be completed in early 2000.

     ShopKo's shoe department (other than certain nationally branded athletic shoes) is in every store and is the principal department operated by a third party under license. The Company retains a percentage of the gross proceeds collected as rent.

MANAGEMENT INFORMATION SYSTEMS - RETAIL STORE

     ShopKo uses information technology to improve customer service, reduce operating costs and provide actionable information for timely merchandising decision support. The Company utilizes modern point-of-sale terminal systems for electronic price lookup and tracking sales information at store and SKU level. Integrated earth satellite communications systems are used to provide on-line credit card and check authorization. Portable radio-frequency terminals are used extensively in the stores for merchandise receiving, stocking, replenishment, pricing and label printing. The Company also makes extensive use of automated labor scheduling systems within the stores.

     ShopKo's state-of-the-art warehouse management system operates in a distributed processing environment, providing complete warehouse functionality such as conveyor control and direction of picking and put-away processes via portable radio-frequency terminals. In addition, this system is highly integrated with the Company's central information systems through its telecommunications network, thereby ensuring up-to-date perpetual inventory records, as well as facilitating highly accurate merchandise allocation and distribution decisions upstream.

     The Company utilizes the tools of modern electronic commerce to support its focus on total supply chain management. This includes integrated replenishment systems, vendor managed inventories and EDI. In addition, the Company plans to implement support for advanced shipping notices ("ASN") and 128 barcode scanning in Spring 1999 to further optimize the receipt and distribution of merchandise. The Company's management believes that these initiatives will result in higher customer service levels, optimized inventory levels, and greater productivity.

     In fiscal 1998, the Company completed the replacement of its mainframe based merchandise applications with new, open architecture, client/server applications running on a massively parallel processor complex. In addition, the Company installed an assortment planning application, thereby completing its Merchandise Planning Initiative which integrates merchandise financial planning, space planning, and assortment planning processes. The installation of these applications in 1998 was the culmination of a multi-year strategy that fully integrates the Company's operational, planning, and decision support systems, while at the same time providing significant improvements in functionality and the scalability necessary to support the Company's future growth plans.

     Finally, the Company's investments in the above systems and technical architecture have enabled it to convert the massive amounts of transaction based "raw data" it amasses in the normal course of business into "actionable information" by implementing a data warehouse, as well as the decision support tools required to effectively access the information stored in the warehouse. Additionally, this technology enables the Company to use data mining tools to analyze sales data in order to validate and optimize the effectiveness of promotional campaigns.

EXPANSION - RETAIL STORE

     The Company's current growth plan for the retail business is to increase the number of retail stores to achieve economies of scale and to capitalize on the Company's existing infrastructure. The Company intends to consider the acquisition of existing stores, either as specific sites, in clusters, or as part of an existing business. The Company believes that selective and opportunistic acquisitions of retail stores or sites will allow the Company to improve its profitability and maintain its financial strength. The Company may also consider new store construction, financed with its own capital or utilizing leases, sale and leaseback, or other financing alternatives. The Company's plans with respect to new store growth are subject to change, and there can be no assurance that the Company will achieve its plans.

     In December 1997, ShopKo acquired the Penn-Daniels retail chain which added 17 stores (after two locations were closed) to the Company's retail store base. On September 8, 1998, the Company announced plans to open 13 new stores in 1999. Ten of the new stores are former Venture store locations which will be remodeled including the addition of in-store pharmacies and optical centers. Three additional locations will be new stores. All 13 stores are leased, of which 7 are operating leases and 6 are capital leases.

     In reviewing possible retail store acquisitions, the Company intends to take a disciplined approach to ensure the Company's competitive position and financial integrity. The key elements of such an approach are: avoiding excessive debt and maintaining a balance sheet which will exhibit the Company's financial strength to the vendor and creditor communities; leveraging the Company's existing infrastructure, including the Company's advanced management information and distribution systems; maintaining adequate liquidity for the Company's operations; and critically evaluating the competitive environment for all new or acquired stores.

COMPETITION - RETAIL STORE

     The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores, national category killers, specialty niche retailers and internet retailers. In addition, department stores compete in some branded merchandise lines, discount specialty retail chains compete in some merchandise lines such as electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo's pharmacy and optical centers. The Company believes that the principal competitive factors in its markets include store location; differentiated merchandising; quality of product selection; attractiveness and cleanliness of the stores; responsiveness to changing lifestyle needs and regional and local trends; customer service; in-stock availability of merchandise; and advertising.

     The Company's principal national general merchandise discount chain competitors are Wal-Mart, Kmart and Target, each of which is substantially larger than, and has greater resources than, the Company. Kmart stores directly compete with approximately 92.0% of the Company's stores, Target stores directly compete with approximately 65.0% of its stores and Wal-Mart stores compete with approximately 88.0% of the Company's stores. The Company also competes with regional chains in some markets in the Midwest and the Pacific Northwest.

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

SEASONALITY - RETAIL STORE

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

PROVANTAGE

PRODUCTS AND SERVICES - PROVANTAGE

      ProVantage provides prescription and vision benefit management services and healthcare information-based products and clinical services. ProVantage believes that its pharmacy benefit management services, in combination with its information-based products and services, results in a highly differentiated product offering with the potential to assess the effectiveness of healthcare services, identify ways of improving healthcare results, and lower pharmaceutical and, more importantly, overall medical costs.

Healthcare Benefit Management Services

      ProVantage provides high quality, cost efficient pharmacy benefit management services to health plan sponsors. As of January 1999, ProVantage provided pharmacy benefit services to approximately 4.5 million people and vision benefit management services to approximately 500,000 people through more than 3,500 customers. ProVantage's core client base has historically been small to mid-size employers, insurance companies, third party administrators, health maintenance organizations and self-funded healthcare plan sponsors. We increasingly are marketing our pharmacy benefit management services to larger organizations based on our advanced clinical and information-based products and services.

      ProVantage's pharmacy benefit management services include national retail pharmacy network administration, claims adjudication services, mail pharmacy service, formulary development and management and benefit plan design consultation. We manage a network of over 50,000 retail pharmacies to provide prescription drugs to health plan members. We contract with these pharmacies to fill prescriptions at predetermined, negotiated rates, which are significantly more favorable than typical retail prices, in exchange for designating them as network pharmacies. Health plan members can fill prescriptions at a network pharmacy in all 50 states, Puerto Rico and the Virgin Islands. We use on-line point-of-sale electronic claims processing with pharmacies for swift adjudication of pharmacy claims.

      ProVantage is compensated for pharmacy benefit management services through processing fees, clinical service fees, formulary administration fees and reimbursement of the cost of the pharmaceuticals dispensed. In addition, various ancillary and information management fees may be charged.

      ProVantage mail service pharmacy offers health plans and their members a cost effective way to receive maintenance prescription drugs to treat chronic illnesses. Members mail their prescriptions, which typically provide for up to a three month supply, to our mail service pharmacy, where we process and mail their prescriptions, typically within two business days of receipt. Our mail service pharmacy helps control prescription costs for health plan sponsors by buying drugs at volume discounts and dispensing generic drug products when appropriate. As of February 1999, the ProVantage mail service pharmacy in Green Bay, Wisconsin, dispensed and mailed approximately 75,000 prescriptions per month.

      ProVantage's Advanced Therapeutic Intervention program is one of the key differentiating features of its pharmacy benefit management services. We began providing this service in mid-1998. The Advanced Therapeutic Intervention program analyzes the prescription drug and medical encounter data of each of our participating clients. Using the RationalMed software, this data is analyzed to identify specific patients who have been prescribed drugs that significantly increase the patient's risk of hospitalization due to the underlying medical condition and multiple diseases. A clinical pharmacist reviews the results and determines those patients for whom intervention is appropriate. The clinical staff, under the direction of our physicians, intervenes by issuing alerts for these patients to the treating physicians. These alerts inform the treating physicians of the medical condition, prescribing pattern or other factors that create the increased hospitalization risk.

      ProVantage's pharmacy benefit management services also include plan design consultation intended to reduce drug costs while promoting clinically appropriate drug use. The most common plan design features offered are co-pay options, incentives for substituting generic for branded drugs, limitations of the number of days per prescription and requirements that maintenance drugs be filled by the mail service pharmacy. We assign an account executive to work closely with each customer to determine the appropriate plan design features based on the customer's specific benefit requirements.

      ProVantage provides vision benefit management services to client plan sponsors offering vision benefits. As of January 1999, ProVantage's vision benefit management business covered approximately 500,000 people through a national network of approximately 4,500 retail optical chains and private ophthalmologists, optometrists and opticians. Unlike the pharmacy benefit management business, the vision benefit management business offers self-insured as well as fully-insured products. The self-insured products offered are similar to the pharmacy benefit management product and service offering. The insured products are sold by licensed independent and employee sales agents and are underwritten by a licensed insurance company, a subsidiary of American International Group.

Healthcare Information Technology

      ProVantage's healthcare information technology allows ProVantage to add value to the pharmacy benefit management services. We have acquired or developed a number of healthcare information products and services over the last several years. These products include RationalMed, ProVQuery, ProVMed and ProVCOR.

      RationalMed is clinical outcomes assessment software that integrates the clients' medical claim, diagnosis, and pharmaceutical data to identify problematic prescribing patterns and quantify the resulting increased risk of patient hospitalization or other adverse medical events. RationalMed uses therapeutic criteria for disease categories and over 7,800 rules that are based on medical research to analyze the integrated medical data for drug-drug, drug-disease, over- and under-utilization, duplication and duration conflicts. The physician can therefore determine whether treating the condition is worth this added risk.

      ProVQuery is an internet-accessible pharmaceutical decision support software system. The system provides clients with desk-top access to their prescription claims detail for profiling, national comparisons, drug category breakdown and demographic analyses.

      ProVMed is an administrative, financial and clinical decision support tool that provides direct and easy access to company-wide data traditionally contained in the customer's separate databases. ProVMed gives clients the ability to access their medical and pharmaceutical data as well as to view that data relative to national norms. ProVMed was developed as a joint venture with American Medical Security, Inc., one of our principal pharmacy benefit management clients. ProVantage owns 80.0% of this joint venture.

      ProVCOR is a healthcare decision support product currently under development. ProVCOR is designed to help study the effects of pharmaceutical and clinical interventions on healthcare treatment and results in specific disease areas. It is also being designed to offer disease-specific "datamarts," which can be accessed by the customer to create or support disease management programs.

CLIENTS - PROVANTAGE

      ProVantage currently provides health benefit management services for over 3,500 health benefit plan customers, covering over 5.0 million plan members. ProVantage's health benefit management client base is comprised of health maintenance organizations, third party administrators, insurance companies, self-funded healthcare plan sponsors and government agencies. ProVantage's ten largest customers accounted for approximately 35.2% of ProVantage's revenues in fiscal 1998, approximately 37.1% of ProVantage's revenues in fiscal 1997 and approximately 42.8% of ProVantage's revenues in fiscal 1996. In addition, one of those ten customers, American Medical Security, Inc., accounted for approximately 11.4% of ProVantage's revenues in fiscal 1998, 11.7% of ProVantage's revenues in fiscal 1997 and 17.9% of ProVantage's revenues in fiscal 1996. ProVantage's health information technology clients include federal and state agencies, third party health plan administrators, health maintenance organizations, insurance companies and pharmaceutical manufacturers. Ten states currently use ProVantage's health information technology for the operation of their state Medicaid programs.

SALES AND MARKETING - PROVANTAGE

     ProVantage markets its pharmacy benefit management services on the basis of high quality customer service, advanced clinical capabilities, including the Advanced Therapeutic Intervention program and healthcare information products. ProVantage has a nationwide sales force of 12 regional sales managers and one director.

     Sales of the healthcare information products tend to require marketing support by our senior executives and approval at senior levels in a client's organization and tend to have a long sales cycle. ProVantage's sales strategy in these circumstances is to differentiate itself with these products and then to cross-sell the traditional pharmacy benefit management and other services to the health information technology customers.

     ProVantage has sales offices in:

                    Charlotte, North Carolina            Atlanta, Georgia
                    Dallas, Texas                        Omaha, Nebraska
                    Salt Lake City, Utah                 Chicago, Illinois
                    Scottsdale, Arizona                  Arlington, Virginia
                    Green Bay, Wisconsin                 Milwaukee, Wisconsin

     ProVantage also uses a national network of independent agents and brokers to market their products. For certain healthcare information products, ProVantage may in the future use strategic partners or other distribution channels for product marketing.

SUPPLIERS - PROVANTAGE

      ProVantage has a large number of suppliers for goods and services. However, only a few are significant in terms of sustaining our daily business. McKesson HBOC, Inc. is our current wholesaler of pharmaceuticals for our mail service pharmacy. International Business Machines Corporation, Oracle Corporation and MicroStrategy Incorporated provide key computer systems that we use to manage our internal databases and decision support tools. Commencing in 2000, ProVantage plans to use the claims processing programs of Systems Xcellence USA, Inc. to process pharmacy claims in the retail network.

MANAGEMENT INFORMATION SYSTEMS - PROVANTAGE

     ProVantage operates an electronic network tying in approximately 50,000 retail pharmacies to process third-party claims. ProVantage also utilizes similar systems to support its vision benefit management business. ProVantage has developed proprietary software to perform database enhancement and querying essential to its clinical services.

ACQUISITIONS AND ALLIANCES - PROVANTAGE

     Beyond internal growth, ProVantage intends to selectively pursue the acquisition of companies that either increase the size of its pharmacy benefit management business or augment its advanced clinical and health information technology capabilities.

     In addition to acquisitions, ProVantage is seeking corporate alliances to expand its health information technology capabilities. These types of alliances allow ProVantage to gain access to new technology and data without committing the level of financial and management resources associated with a major acquisition.

COMPETITION - PROVANTAGE

     ProVantage faces direct competition in both the pharmacy benefit management and vision benefit management businesses. The pharmacy benefit management industry is relatively consolidated and dominated by large companies with significant resources. Many of the large pharmacy benefit management companies are owned by large companies, including pharmaceutical manufacturers, which can provide them with significant purchasing power and other advantages which we do not have. Competitors in this industry include other pharmacy benefit management companies, drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. In addition to many smaller companies, ProVantage's six primary competitors for pharmacy benefit management customers are:

      -  PCS Health Systems, Inc., a subsidiary of Rite-Aid Corp.

      -  Merck-Medco Managed Care, LLC, a subsidiary of Merck & Co., Inc.

      -  Express Scripts, Inc.

      -  Caremark International, Inc., a subsidiary of MedPartners, Inc.

      -  Advance Paradigm, Inc.

      - Diversified Pharmaceutical Services, Inc., a subsidiary of SmithKline Beecham, which has announced that it will be acquired by Express Scripts, Inc.

     ProVantage may also experience competition from other sources in the future, such as internet-based drug stores. Pharmacy benefit management companies compete primarily on the basis of price, service, reporting capabilities and clinical services. The primary competitor for vision benefit management services is Vision Service Plan, which is the largest vision benefit management provider in the nation. Vision benefit management companies compete principally on the basis of size and scope of network, service and price. In most cases, the competitors listed above are large, profitable and well-established companies with substantially greater financial and marketing resources than ProVantage.

     ProVantage's competitive strengths include the ability to help customers lower hospitalization and other medical costs, our reputation for client service, our database of integrated medical and pharmaceutical data, the use of cutting-edge technology, and clinical capabilities that leverage our database and technology strengths. We believe that pharmacy benefit management companies which are unaffiliated with pharmaceutical manufacturers will be in a competitively advantaged position; due to our independence, we are able to use our products and an independent pharmacy and therapeutics committee to ensure that decisions are primarily based on drug efficacy rather than on economics alone.

CONSOLIDATED

EMPLOYEES

     As of January 30, 1999, the Company employed approximately 21,000 persons, of whom approximately 11,000 were full-time employees and 10,000 were part-time employees. During the Christmas shopping season, the Company typically employs approximately 2,000 additional persons on a temporary basis. None of the Company's employees are covered by collective bargaining agreements.

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

     "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any remuneration to induce the referral of health care plan beneficiaries or the purchase of items or services for which payment may be made under such health care plans. Additionally, most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical switching programs. At the federal level, such regulations pertain to beneficiaries of Medicare, Medicaid or other federally-funded health care programs. State regulations typically pertain to beneficiaries of any health care plan. Under the federal regulations, safe harbors exist for certain properly disclosed payments made by vendors to group purchasing organizations. To the Company's knowledge, these anti-kickback laws have not been applied to prohibit prescription benefit management companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to therapeutic substitution programs conducted by independent prescription benefit management companies or to the contractual relationships such as those the Company has with certain of its customers.

Regulation of Vision Benefit Management Services

     The Company's vision benefit management services are subject to the same or similar state and federal regulation as the prescription benefit management services described above.

Privacy and Confidentiality Legislation

     Most of ProVantage's activities involve the receipt or use of confidential, medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, ProVantage uses aggregated data (that is, data from which information which identifies specific patients is removed) for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

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

Comprehensive Pharmacy Benefit Management Legislation

     Although no state or the federal government has passed legislation regulating pharmacy benefit management activities in a comprehensive manner, such legislation has been introduced on several occasions. Such legislation, if enacted in any state in which we have a significant concentration of business or if enacted by the federal government, could adversely impact our operations.

Future Legislative Initiatives

     Legislative and regulatory initiatives pertaining to such health care related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. The Company is unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to the Company's health services operations or what the effect of such legislation or regulations may be.

Substantial Compliance

     The Company's management believes the Company is in substantial compliance with, or is in the process of complying with, all existing statutes and regulations material to the operation of the Company's health services businesses and, to date, no state or federal agency has taken enforcement action against the Company for any material non-compliance, and to the Company's knowledge, no such enforcement against the Company is presently contemplated.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, and under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, acquisition and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans, and (3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth, acquisition and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) the risk factors described below, (ii) the risk factors described in ProVantage's Registration Statement on Form S-1 (Reg. No. 333-71743), as amended, and (iii) other risks described from time to time in the Company's and ProVantage's SEC filings.

     An investment in ShopKo's Common Stock or other securities carries certain risks. Investors should carefully consider the risks described below, the risks described in ProVantage's registration statement filed with the SEC, and other risks which may be disclosed from time to time in ShopKo's and ProVantage's filings with the SEC before investing in ShopKo's Common Stock or other securities.

     ShopKo's Industry is Intensely Competitive. The Company operates in a highly competitive environment which includes other discount retail merchants as well as mass merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. The Company's retail health services face competition from independent and chain pharmacies and optical centers. The discount retail merchandise business is subject to excess capacity and certain competitors of the Company are much larger and have substantially greater resources than the Company. The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart, Kmart and Target, have moved into the Company's geographic markets. Although the Company has performed well notwithstanding this intensified competition, there is no assurance that the Company will be able to continue to compete successfully.

     ShopKo Has a Significant Amount of Debt Which May Increase as ShopKo Grows. At January 30, 1999, the Company had approximately $467.2 million of long-term debt and other long-term obligations. The Company could incur more debt as it expands its retail operations. This additional debt could have adverse effects on the Company, including the following: (i) additional financing may not be available to the Company upon terms as favorable as those currently available to the Company, (ii) a significant portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on debt,
(iii) the ability to capitalize on significant business opportunities may be limited, and (iv) the leverage may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressure and any adverse changes in government regulation.

     ShopKo May be Unable to Secure Additional Retail Store Sites. The Company's plans to increase its retail stores will depend in part upon the availability of existing retail stores or store sites. There can be no assurance that such stores or sites will be available, or that they will be available on terms acceptable to the Company. Rising real estate costs and construction and development costs could also inhibit the Company's ability to grow. If the Company is unable to grow its retail business, the Company's financial performance could be adversely affected.

     ShopKo May be Adversely Affected by Litigation. The sale of retail merchandise and provision of in-store pharmacy and optical services entail an inherent risk of liability. The Company is currently subject to a number of lawsuits, and it is expected that the Company from time to time will be subject to similar suits in the ordinary course of business. The Company currently maintains insurance intended to cover a majority of such claims, subject to a $250,000 deductible for general liability claims and a $500,000 deductible for liability claims arising from prescription dispensing errors, and management believes that its insurance programs are adequate. There can be no assurance, however, that claims in excess of insurance coverage or claims not covered by insurance coverage will not arise. There can be no assurance that the Company will be able to obtain insurance coverage in the future on acceptable terms, if at all. A successful claim against the Company substantially in excess of its insurance coverage, or for claims which are not covered by such insurance, could have a material adverse effect on its financial condition and results of operations. In addition, claims against the Company, regardless of merit or eventual outcome, may have a material adverse effect upon its reputation and business.

     Seasonality of ShopKo's General Merchandise Business and Fluctuations in Quarterly Performance. The retail general merchandise operations of the Company are highly seasonal, with the Christmas selling season contributing a significant part of the Company's earnings. The Christmas selling season primarily impacts the fourth fiscal quarter. The Company's operating results are also subject to adverse weather conditions in the Company's retail markets, particularly in the Midwest and Western U.S. Fluctuations in the Company's results can also result from inventory imbalance caused by unanticipated fluctuations in consumer demand. These and other factors could cause ShopKo's operating results to fall below its expectations or the expectations of market analysts and investors. If the Company does not meet such expectations, the price of the Common Stock may decline significantly.

     Dependence on Key Management and Directors. The Company believes that its continued success will depend to a significant extent upon the continued services of its senior management and a seasoned Board of Directors. The loss of the services of key senior management and Board members could have a material adverse effect on the Company's business.

     Vulnerability to General Economic Conditions. General economic factors that are beyond the Company's control may impact the Company's forecasts and actual performance. Such factors include interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

     Labor Conditions Can Impact ShopKo's Performance. The Company's performance is dependent on attracting and retaining quality employees. Many of such employees are in entry level or part time positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, minimum wage legislation and changing demographics.

     Anti-Takeover Provisions May Inhibit Premium Offers for the Company's Common Stock. Certain provisions of the Company's Restated Articles of Incorporation, as amended, and By-laws, the existence of authorized but unissued capital stock, certain provisions of Wisconsin law and the Company's Rights Plan may tend to deter unfriendly offers or other efforts to obtain control of the Company that are not approved by the Company's Board of Directors. This could make the Company less attractive to a potential acquirer and deprive the Company's shareholders of opportunities to sell their shares of Common Stock at a premium price.

ITEM 2.           PROPERTIES

     As of January 30, 1999, the Company operated 147 retail stores in 16 Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of the Company's present stores:


                                  # OF                           # OF
              STATE              STORES     STATE               STORES
              ---------------------------------------------------------
              California              1     Montana                  5
              Colorado                3     Nebraska                11
              Idaho                   8     Nevada                   3
              Illinois               11     Oregon                   4
              Iowa                   11     South Dakota             6
              Michigan                4     Utah                    15
              Minnesota              13     Washington              10
              Missouri                1     Wisconsin               41
                                                         --------------
                                            Total                  147
                                                         ==============


     Of the Company's 147 ShopKo retail stores at January 30, 1999, the Company owns the land and building outright with respect to 84 stores, owns the building subject to a ground lease with respect to 5 stores and leases the land and building with respect to 10 stores. The Company's wholly-owned subsidiaries own the land and building outright with respect to 37 stores, 7 of which are subject to mortgages, own the building subject to a ground lease with respect to 3 stores and lease the land and building with respect to 8 stores. The ground leases expire at various dates ranging from 2012 through 2038 and the other leases expire at various dates ranging from 2000 through 2020.

     The Company's other principal properties are as follows:

                                                                                              SQ. FT OF
                                                                                              BUILDING
     LOCATION                                  USE                                             SPACE       TITLE
-----------------------------------------------------------------------------------------------------------------
Green Bay, WI                         Corporate Headquarters                                   228,000      Owned
Lawrence, WI                          Corporate Headquarters - South                           114,300      Owned
                                            Annex/Return Center
Quincy, IL                            Closed:  Corporate Headquarters                           15,000      Owned
                                             (Penn-Daniels)
Wisconsin Rapids, WI                  Information Services Dept. Satellite Office                1,300     Leased
De Pere, WI                           Distribution Center                                      265,000      Owned
Boise, ID                             Distribution Center                                      210,000      Owned
Omaha, NE                             Distribution Center                                       50,000      Owned
Quincy, IL                            Distribution Center                                      449,500     Leased
Brookfield, WI                        ProVantage Claims Processing/                             14,100     Leased
                                            Administrative Office
Elm Grove, WI                         ProVantage Claims Processing/                             15,700     Leased
                                            Administrative Office Annex
Green Bay, WI                         ProVantage Mail Service                                   10,000     Leased
Arlington, VA                         PharMark Office                                           15,500     Leased
Green Bay, WI                         ProVMed Office                                             7,200     Leased
Salt Lake City, UT                    ProVantage Regional Office                                 1,250     Leased
Dallas, TX                            ProVantage Regional Office                                   500     Leased

      As of the Spring of 1999, construction is underway on a new 60,000 square foot corporate headquarters for ProVantage in Pewaukee, Wisconsin to replace the Elm Grove and Brookfield facilities. The new building is expected to be available for occupancy in the Summer of 1999. It is expected that this building will be owned by ShopKo and leased to ProVantage.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is involved in various litigation matters arising in the ordinary course of its business. Management believes that none of this litigation will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                   SERVED IN    EMPLOYED
                                                                                    CURRENT      BY THE
                                                                                    POSITION    COMPANY
        NAME           AGE*                      POSITION**                          SINCE       SINCE
        ----           ----  ---------------------------------------------------   ---------    --------
Dale P. Kramer          59   Chairman of the Board                                    1997        1971

William J. Podany       52   President and Chief Executive Officer                    1999        1994

Michael J. Bettiga      45   Senior Vice President, General Merchandise Manager,      1995        1977
                             Retail Health Services

Paul A. Burrows         50   Senior Vice President, Chief Information Officer         1998        1998

Roger J. Chustz         48   Senior Vice President, General Merchandise               1993        1993
                             Manager, Apparel and Product Development

Ingrid A. Davis         40   Senior Vice President of Stores                          1998        1997

Paul  H. Freischlag,    44   Senior Vice President, Chief Financial Officer           1998        1998
Jr.

Steven T. Harig         44   Senior Vice President, Planning, Replenishment           1993        1989
                             and Analysis, Distribution and Transportation

Gary A. Hillerman       50   Senior Vice President, General Merchandise               1997        1996
                             Manager, Hardlines

Michael J. Hopkins      48   Senior Vice President, General Merchandise               1995        1995
                             Manager, Home and Hardlines

Rodney D. Lawrence      41   Senior Vice President, Store Marketing                   1996        1996


David A. Liebergen      53   Senior Vice President, Human Resources                   1993        1973
                             and Internal Communication

L. Terry McDonald       56   Senior Vice President, Marketing                         1994        1994

Richard D. Schepp       38   Senior Vice President, General Counsel and Secretary     1997        1992

*as of January 30, 1999
**as of April 19, 1999

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

     Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for William J. Podany, Paul A. Burrows, Ingrid A. Davis, Paul H. Freischlag, Jr., Gary A. Hillerman, Michael J. Hopkins, Rodney D. Lawrence and L. Terry McDonald.

     Mr. Podany was promoted to President and Chief Executive Officer in March 1999. He has been a director to the Company since July 1997. In November 1997, he was promoted to President, Chief Operating Officer of ShopKo's Retail Stores Division. He had been Executive Vice President since November 1994. He has held senior merchandising executive officer positions with Allied Stores, May Department Stores and Carter Hawley Hale Stores, Inc. since 1978. From 1992 to 1994, Mr. Podany was Executive Vice President - Merchandising, Planning and Distribution of Carter Hawley Hale, a federation of four department store chains. From 1987 to 1992, he was Senior Vice President and General Merchandise Manager of Thalhimer's and Sibley's, both divisions of May Department Stores. Mr. Podany has held a broad range of other retail merchandising positions since beginning his career in 1969.

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

     Ms. Davis joined the Company in February 1997 as Vice President Special Projects. Most recently Ms. Davis held the position of Regional Vice President of Store Operations. Prior to that, Ms. Davis was with the Target division of Dayton Hudson Corp. as Director of Super Target Stores. She also held a variety of operations management positions with Best Price Clothing Stores, Inc., Conran's Habitat and the Lerner Division of The Limited, Inc.

     Mr. Freischlag joined ShopKo in July 1998 as Senior Vice President, Chief Financial Officer. Mr. Freischlag was Treasurer and Vice President for Royal Ahold, Zaandam, The Netherlands from July 1996 to July 1998. Prior to that, he was with The Stop & Shop Companies in Boston, Massachusetts for nine years, most recently as Vice President and Treasurer.

     Mr. Hillerman has been Senior Vice President - General Merchandise Manager, Hardlines since March 1997. Mr. Hillerman also served as Vice President - Divisional Merchandise Manager from March 1996 to March 1997. He was Divisional Merchandise Manager at Dillards from 1991 to 1996. Mr. Hillerman also served as Vice President of Buying at Tuesday Morning and Senior Vice President - General Merchandise Manager of Hardlines and Home at May Department Stores.

     Mr. Hopkins has been Senior Vice President - General Merchandise Manager, Home and Hardlines since November 1995. From 1992 to 1995, Mr. Hopkins was Senior Vice President - Merchandise Planning and Distribution at Carter Hawley Hale Stores, Inc. Prior thereto, Mr. Hopkins served as Senior Vice President and General Merchandise Manager of Home with Broadway Southwest division of Carter Hawley Hale Stores, Inc. from 1985 to 1992.

     Mr. Lawrence has been Senior Vice President - Store Marketing since May 1996. He was Vice President - Store Planning with Broadway Stores, Inc. from 1994 to 1996. Mr. Lawrence was Director of Store Planning with Carter Hawley Hale Stores, Inc. from 1992 to 1994 and Vice President - Visual Merchandising with Broadway from 1989 to 1992.

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

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

     ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of March 29, 1999, ShopKo's common shares were held by 954 record owners.

     The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.


                                                            HIGH        LOW
       Fiscal Year 1997
            First Quarter (ended June 14, 1997)            $26.8750    $14.5000
            Second Quarter (ended September 6, 1997)        29.7500     25.5000
            Third Quarter (ended November 29, 1997)         28.8125     21.0000
            Fourth Quarter (ended January 31, 1998)         25.6250     19.2500

       Fiscal Year 1998
            First Quarter (ended May 2, 1998)              $34.9375    $25.8750
            Second Quarter (ended August 1, 1998)           36.6250     29.2500
            Third Quarter (ended October 31,1998)           32.5000     25.1250
            Fourth Quarter (ended January 30, 1999)         33.6875     29.6875


     The closing sales price of the Common Stock on the New York Stock Exchange on April 6, 1999 was $30.4375 per share.

      The Company's revolving credit agreement has a restrictive covenant which requires maintenance of a minimum net worth. This covenant may potentially limit the payment of dividends. As of January 30, 1999, the Company was in compliance with this covenant; having a net worth balance of $459.2 million compared to a required balance of $334.2 million.

      The Company currently intends to retain earnings for the growth and expansion of its business and not to declare or pay any cash dividends.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                                   FISCAL YEARS ENDED
                                                           -------------------------------------------------------------------
                                                            JAN. 30,     JAN. 31,      FEB. 22,      FEB. 24,     FEB. 25,
                                                              1999        1998(1)        1997          1996         1995
                                                            (52 WKS)     (49 WKS)      (52 WKS)      (52 WKS)     (52 WKS)
------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
   Net sales                                                  $2,981       $2,448       $2,333         $1,968       $1,853
   Licensed department rentals and other income                   12           12           13             14           12
   Gross margin                                                  662          564          550            501          488
   Selling, general and administrative expenses                  472          404          397            361          356
   Nonrecurring charge                                          6(2)         3(3)
   Depreciation and amortization expenses                         68           58           60             56           53
   Interest expense - net                                         38           31           32             34           29
   Earnings before income taxes                                   92           80           74             63           62
   Net earnings                                                   56           49           45             38           38
------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
   Basic net earnings per common share                         $2.14        $1.73        $1.40          $1.20        $1.18
   Diluted net earnings per common share                        2.10         1.71         1.39           1.20         1.18
   Cash dividends declared per common share(4)                                            0.22           0.44         0.44
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA (MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
   Working capital                                              $167         $144         $232           $215         $187
   Property and equipment-net                                    704          630          603            617          618
   Total assets                                                1,374        1,251        1,234          1,118        1,110
   Total debt(5)                                                 472          440          421            416          429
   Total shareholders' equity                                    459          396          461            422          397
   Capital expenditures                                          100           32           39             53           95
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
------------------------------------------------------------------------------------------------------------------------------
   Current ratio                                                 1.4          1.4          1.7            1.8          1.7
   Return on beginning assets                                    4.4 %        4.0 %        4.0 %          3.5 %        4.0  %
   Return on beginning shareholders' equity                     14.0 %       10.6 %       10.7 %          9.7 %       10.1  %
   Total debt as % of total capitalization(6)                   49.3 %       51.4 %       46.6 %         48.5 %       50.9  %
------------------------------------------------------------------------------------------------------------------------------
OTHER YEAR END DATA
------------------------------------------------------------------------------------------------------------------------------
   Stores open at year end                                       147       149(7)          130            129          124
   Average store size-square feet                             89,106       88,754       89,840         89,945       90,260

(1) Fiscal year end was changed from the last Saturday in February to the Saturday nearest January 31.
(2) Nonrecurring charge related to the elimination of duplicate operations at the Penn-Daniels administrative office and warehouse.
(3) Nonrecurring charge related to the termination of the proposed combination with Phar-Mor and Cabot Noble.
(4) Upon termination of the proposed combination with Phar-Mor and Cabot Noble, the Company determined to retain earnings for the growth and expansion of its business and not declare or pay any cash dividends.
(5) Total debt includes short-term debt, current portion of long-term obligations and long-term obligations.
(6) Total capitalization includes shareholders' equity, total debt and non-current deferred income taxes.
(7) Includes 19 stores acquired from Penn-Daniels, Incorporated, two of which closed in fiscal 1998.

         The following supplemental financial information for the 52 weeks ended January 30, 1999 (audited), January 31, 1998 (unaudited) and February 1, 1997 (unaudited) is provided for comparative purposes. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

SUPPLEMENTAL FINANCIAL INFORMATION
                     ShopKo Stores, Inc. and Subsidiaries


IN THOUSANDS, EXCEPT PER SHARE DATA
----------------------------------------------------------------------------------------------------------------------------
                                                           52 Weeks Ended
                           January 30, 1999 (F1998), January 31, 1998 (F1997) and February 1, 1997 (F1996)
----------------------------------------------------------------------------------------------------------------------------

                                                   Retail Store                                  ProVantage
                                    -------------------------------------------  -------------------------------------------
                                         F1998          F1997         F1996             F1998          F1997         F1996
----------------------------------------------------------------------------------------------------------------------------
Net sales                              $2,351,183     $2,103,419    $2,000,830        $666,154       $500,891      $330,048
     Comparable store
          sales increase                     5.7%           3.8%          5.9%
     Sales increase over
          prior year                        11.8%           5.1%                         33.0%          51.8%

Gross margin                              615,352        555,807       524,829          47,120         37,283        22,444
     Percent of net sales                   26.2%          26.4%         26.3%            7.1%           7.4%          6.8%

Other income                               11,599         11,724        12,333             726            539           844
     Percent of net sales                    0.5%           0.6%          0.6%            0.1%           0.1%          0.3%

Selling, general and
     administrative expenses              426,082        381,099       365,580          24,910         19,990        11,828
     Percent of net sales                   18.1%          18.1%         18.3%            3.8%           4.0%          3.6%

Nonrecurring charge

Depreciation and
     amortization expenses                 60,106         56,112        57,053           6,776          4,779         2,233
     Percent of net sales                    2.6%           2.7%          2.9%            1.0%           0.9%          0.7%

Income from operations                    140,763        130,320       114,529          16,160         13,053         9,227
     Percent of net sales                    6.0%           6.2%          5.7%            2.4%           2.6%          2.8%

This unaudited financial information for fiscal years 1997 and 1996 should be read in conjunction with the Company's audited consolidated financial statements including the notes thereto.

SUPPLEMENTAL FINANCIAL INFORMATION
                     ShopKo Stores, Inc. and Subsidiaries



IN THOUSANDS, EXCEPT PER SHARE DATA
----------------------------------------------------------------------------------------------------------------------------
                                                           52 Weeks Ended
                           January 30, 1999 (F1998), January 31, 1998 (F1997) and February 1, 1997 (F1996)
----------------------------------------------------------------------------------------------------------------------------

                                                    Corporate                                      Total
                                    -------------------------------------------  -------------------------------------------
                                         F1998           F1997         F1996            F1998        F1997          F1996
----------------------------------------------------------------------------------------------------------------------------
Net sales                              $(35,886)       $(27,388)     $(20,509)      $2,981,451     $2,576,922    $2,310,369
     Comparable store
          sales increase
     Sales increase over
          prior year                                                                     15.7%          11.5%

Gross margin                                                                           662,472        593,090       547,273
     Percent of net sales                                                                22.2%          23.0%         23.7%

Other income                                                                            12,325         12,263        13,177
     Percent of net sales                                                                 0.4%           0.5%          0.6%

Selling, general and
     administrative expenses              20,554          26,603        16,070         471,546        427,692       393,478
     Percent of net sales                                                                15.8%          16.6%         17.0%

Nonrecurring charge                        5,723           2,800                         5,723          2,800

Depreciation and
     amortization expenses                   708             405           471          67,590         61,296        59,757
     Percent of net sales                                                                 2.2%           2.4%          2.6%

Income from operations                  (26,985)        (29,808)      (16,541)         129,938        113,565       107,215
     Percent of net sales                                                                 4.4%           4.4%          4.7%

Interest expense - net                                                                  38,311         32,239        32,000
Earnings before income taxes                                                            91,627         81,326        75,215
Provision for income taxes                                                              35,991         31,944        29,546
Net earnings                                                                           $55,636        $49,382       $45,669
     Earnings per share - basic                                                          $2.14          $1.74         $1.42
     Earnings per share - diluted                                                        $2.10          $1.72         $1.40

This unaudited financial information for fiscal years 1997 and 1996 should be read in conjunction with the Company's audited consolidated financial statements including the notes thereto.

]ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In August 1997, the Company approved a change in its fiscal year end to the Saturday closest to the end of January, commencing January 31, 1998. This change in the Company's fiscal year conforms to the National Retail Federation calendar. The Company's audited consolidated financial statements were issued for the 52 weeks ended January 30, 1999 (fiscal 1998), the 49 weeks ended January 31, 1998 (fiscal 1997) and the 52 weeks ended February 22, 1997 (fiscal
1996). For comparative purposes, the Company is also providing supplemental unaudited financial information concerning the Company's results of operations for the 52 weeks ended January 31, 1998 and February 1, 1997 which information is included immediately preceding this management's discussion and analysis. In the opinion of management, this unaudited financial information includes all adjustments for a fair presentation of the results of operations for the periods presented.

RESULTS OF OPERATIONS

     The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of consolidated net sales:

                                                                                     FISCAL YEARS ENDED
                                                                         ----------------------------------------------

                                                                          JAN. 30, 1999   JAN. 31, 1998  FEB. 22, 1997
                                                                            (52 WEEKS)      (49 WEEKS)     (52 WEEKS)
                                                                            ----------      ---------      ---------
     Revenues:
          Net sales                                                             100.0%         100.0%        100.0%
          Licensed department rentals and other income                            0.4            0.5           0.6
                                                                               ------         ------        ------
                                                                                100.4          100.5         100.6
     Costs and Expenses:
          Cost of sales                                                          77.8           77.0          76.4
          Selling, general and administrative expenses                           15.8           16.5          17.0
          Nonrecurring charge                                                     0.2            0.1
          Depreciation and amortization expenses                                  2.2            2.4           2.6
                                                                               ------         ------        ------
                                                                                 96.0           96.0          96.0
     Income from operations                                                       4.4            4.5           4.6
     Interest expense - net                                                       1.3            1.2           1.4
                                                                               ------         ------        ------
     Earnings before income taxes                                                 3.1            3.3           3.2
     Provision for income taxes                                                   1.2            1.3           1.3
                                                                               ------         ------        ------
     Net earnings                                                                 1.9%           2.0%          1.9%
                                                                               ======         ======        ======


     The Company has two business segments: a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes health benefit management services, pharmacy mail services, vision benefit management services and health information and clinical support services). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated.

     The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT

                                                                                      FISCAL YEARS ENDED
                                                                          ----------------------------------------------

                                                                          JAN. 30, 1999  JAN. 31, 1998  FEB. 22, 1997
                                                                           (52 WEEKS)     (49 WEEKS)     (52 WEEKS)
                                                                           ----------     ----------     ----------
Revenues:

     Net sales                                                                   100.0%         100.0%         100.0%
     Licensed department rentals and other income                                  0.5            0.6            0.6
                                                                                ------         ------         ------
                                                                                 100.5          100.6          100.6
Costs and Expenses:
     Cost of sales                                                                73.8           73.6           73.8
     Selling, general and administrative expenses                                 18.1           18.0           18.3
     Depreciation and amortization expenses                                        2.6            2.6            2.8
                                                                                ------         ------         ------
                                                                                  94.5           94.2           94.9

Income from operations                                                             6.0%           6.4%           5.7%
                                                                                ======         ======         ======

PROVANTAGE SEGMENT

                                                                                      FISCAL YEARS ENDED
                                                                          ----------------------------------------------

                                                                          JAN. 30, 1999  JAN. 31, 1998  FEB. 22, 1997
                                                                           (52 WEEKS)     (49 WEEKS)     (52 WEEKS)
                                                                           ----------     ----------     ----------
Revenues:
     Net sales                                                                   100.0%         100.0%         100.0%
     Licensed department rentals and other income                                  0.1            0.1            0.2
                                                                                ------         ------         ------
                                                                                 100.1          100.1          100.2
Costs and Expenses:
     Cost of sales                                                                92.9           92.5           93.1
     Selling, general and administrative expenses                                  3.8            3.9            3.8
     Depreciation and amortization expenses                                        1.0            1.0            0.6
                                                                                ------         ------         ------
                                                                                  97.7           97.4           97.5

Income from operations                                                             2.4%           2.7%           2.7%
                                                                                ======         ======         ======


FISCAL 1998 COMPARED TO FISCAL 1997

     Consolidated net sales for fiscal 1998 (52 weeks) increased $533.6 million or 21.8% over fiscal 1997 (49 weeks) to $2,981.5 million.

     Retail Store sales for fiscal 1998 (52 weeks) increased 17.5% or $349.6 million from fiscal 1997 (49 weeks) to $2,351.2 million. The Company attributes this increase primarily to the 17 new stores acquired from Penn-Daniels, Incorporated ("Penn-Daniels"), three additional weeks in the fiscal year and merchandising operations and marketing initiatives.

     ProVantage sales for fiscal 1998 (52 weeks) increased 41.1% or $193.9 million over fiscal 1997 (49 weeks) to $666.2 million. This increase is due primarily to internally generated growth in claims processing, mail pharmacy and formulary fees. Included in ProVantage sales are the following: (i) administrative and dispensing fees plus the cost of pharmaceuticals dispensed by pharmacies participating in the network maintained by ProVantage or by ProVantage's mail service pharmacy to members of health benefit plans sponsored by ProVantage's clients; (ii) amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees; (iii) administrative fees plus the cost of sales of eyeglasses and contact lenses relating to ProVantage's vision benefit management services; and (iv) license and service fees for health information technology and clinical support services.

     Consolidated gross margins as percentages of sales were 22.2% and 23.0% for fiscal 1998 and 1997, respectively. Retail Store gross margins as percentages of sales were 26.2% and 26.4% for fiscal 1998 and 1997, respectively. The Retail Store gross margins include LIFO credits of $3.6 million for fiscal 1998 and $3.7 million for fiscal 1997. Retail Store gross margins, before LIFO credits, were 26.0% and 26.2% for fiscal 1998 and 1997, respectively. This decrease is primarily due to increases in promotional sales and third party sales in retail pharmacy. ProVantage gross margins as percentages of sales were 7.1% and 7.5% for fiscal 1998 and 1997, respectively. This decrease is attributable to increases in the cost of prescriptions and the addition of larger clients with lower average transaction fees, offset in part by the addition of higher margin clinical services and information technology products.

     Consolidated selling, general and administrative expenses as a percentage of net sales decreased to 15.8% in fiscal 1998, compared with 16.5% in fiscal 1997. Retail Store selling, general and administrative expenses were 18.1% and 18.0% of net sales for fiscal 1998 and 1997, respectively. Excluding the 17 new stores related to the Penn-Daniels acquisition and expenses incurred for year 2000 compliance, retail selling, general and administrative expenses as a percent of sales were 17.6% for fiscal 1998. The decrease is attributable to continued expense control initiatives at store level. ProVantage selling, general and administrative expenses decreased to 3.8% compared with 3.9% in fiscal 1997. This decrease is primarily due to leveraging expenses over the increased sales volume.

     The Company's operating earnings (earnings before interest and income taxes) increased 17.0% to $129.9 million in fiscal 1998 from $111.0 million in fiscal 1997. Retail Store operating earnings (earnings before corporate expenses, interest and income taxes) increased 10.6% to $140.8 million in fiscal 1998 compared to $127.3 million in fiscal 1997. This increase is primarily due to increased sales and expense control initiatives. ProVantage operating earnings increased 27.6% in fiscal 1998 to $16.2 million compared to $12.7 million in fiscal 1997. This increase is due to internally generated growth primarily in health benefit management services.

     Net interest expense as a percentage of net sales increased to 1.3% in fiscal 1998 compared with 1.2% in fiscal 1997. The increase is attributable to additional borrowings for working capital and remodeling costs associated with the new stores acquired from Penn-Daniels in fiscal 1997.

Supplemental Comparison of Fiscal 1998 to Fiscal 1997

     The supplemental comparison should be read in conjunction with the Company's audited financial information for the 52 weeks ended January 30, 1999 and the Company's unaudited financial information for the 52 weeks ended January 31, 1998 included in Item 6 on this Form 10-K.

                        ANNUAL CONSOLIDATED SALES SUMMARY

                                    52 WEEKS

                                                                                         % COMPARABLE
                                   2/1/98-         2/2/97-                                STORE SALES
Dollars in Millions                1/30/99         1/31/98            % CHANGE             INCREASE
                              -----------------------------------------------------------------------
Business Segments
     Retail Store                 $2,351.2        $2,103.4              11.8%                 5.7%
     ProVantage                      666.2           500.9              33.0%
     Intercompany                    (35.9)          (27.4)              N/A
                                  ---------       ---------             -----
Consolidated                      $2,981.5        $2,576.9              15.7%
                                  ========        ========              =====


     Consolidated net sales for the 52 weeks ended January 30, 1999 increased 15.7% compared to the corresponding 52-week period of the previous fiscal year. Retail Store sales for the same period increased 11.8%, primarily due to the 17 new stores acquired from Penn-Daniels and increased comparable Retail Store sales. Comparable Retail Store sales increased 5.7% and the changes for that period by category were as follows: Retail Health--11.9%, Hardline/Home--5.9% and Apparel--(0.2%). Changes in retail comparable store sales for a year are based upon those stores which were open for the entire preceding year. ProVantage sales increased 33.0% for this period. This increase is due primarily to internally generated growth in claims processing, mail pharmacy and formulary fees.

     Consolidated gross margin as a percent of sales for the 52 weeks ended January 30, 1999 was 22.2% compared with 23.0% for the 52 weeks ended January 31, 1998. The Retail Store gross margin as a percent of sales for the same period was 26.2% compared with 26.4% for the preceding period. The FIFO Retail Store gross margin as a percent of sales for the 52 weeks was 26.0% compared with 26.2%. The decrease in the Retail Store gross margin rate is primarily attributable to additional promotional sales and increased third party sales in retail pharmacy. ProVantage's gross margin as a percent of sales for the same period decreased to 7.1% from 7.4% primarily due to increasing prescription costs and the addition of larger clients with lower average transaction fees, offset in part by the addition of higher margin clinical services and information technology products.

     Consolidated selling, general and administrative expenses as a percent of sales for the 52 weeks ended January 30, 1999 decreased to 15.8% from 16.6%. Retail Store selling, general and administrative expenses as a percent of sales for the same period were 18.1% for both this year and the prior year. Excluding the 17 new stores related to the Penn-Daniels acquisition and expenses incurred for year 2000 compliance, retail selling, general and administrative expenses as a percent of sales were 17.6% for fiscal 1998. The decrease is primarily due to continued expense control initiatives at store level. ProVantage's selling, general and administrative expenses decreased to 3.8% of sales for the 52 weeks ended January 30, 1999 compared with 4.0% of sales for the preceding 52-week period. This decrease is primarily due to leveraging expenses over the increased sales volume.

FISCAL 1997 COMPARED TO FISCAL 1996

     Consolidated net sales for fiscal 1997 (49 weeks) increased $114.4 million or 4.9% over fiscal 1996 (52 weeks) to $2,447.8 million.

     Retail Store sales for fiscal 1997 (49 weeks) decreased 0.2% or $4.2 million from fiscal 1996 (52 weeks) to $2,001.6 million. The Company attributes this decrease to three fewer weeks due to the fiscal year change.

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

     Consolidated selling, general and administrative expenses as a percentage of net sales decreased to 16.5% in fiscal 1997 compared with 17.0% in fiscal 1996. Retail Store selling, general and administrative expenses were 18.0% and 18.3% of net sales for fiscal 1997 and 1996, respectively. This improvement is primarily due to more effectively managing store payroll costs. ProVantage selling, general and administrative expenses increased 0.1% of net sales to 3.9% compared with 3.8% in fiscal 1996. This increase is primarily due to increased operating costs subsequent to the acquisition of PharMark Corporation and its affiliates ("PharMark") and additional investments in information technology and infrastructure support related to continued growth.

     The Company's operating earnings (earnings before interest and income taxes) increased 4.9% to $111.0 million in fiscal 1997 from $105.8 million in fiscal 1996. Retail Store operating earnings (earnings before corporate expenses, interest and income taxes) increased 12.0% to $127.3 million in fiscal 1997 compared to $113.7 million in fiscal 1996. This increase is primarily due to higher gross margin rates and expense control initiatives. ProVantage operating earnings increased 32.8% in fiscal 1997 to $12.7 million compared to $9.5 million in fiscal 1996. This increase is primarily due to growth in prescription benefit management services and business acquisitions.

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

                        ANNUAL CONSOLIDATED SALES SUMMARY

                                    52 WEEKS

                                                                                             % COMPARABLE
                                    2/2/97-          2/4/96-                                  STORE SALES
Dollars in Millions                 1/31/98           2/1/97             % CHANGE              INCREASE
                                --------------------------------------------------------------------------
Business Segments

     Retail Store                   $2,103.4         $2,000.8              5.1%                   3.8%
     ProVantage                        500.9            330.1             51.8%
     Intercompany                      (27.4)           (20.5)             N/A
                                    ---------        ---------            -----
Consolidated                        $2,576.9         $2,310.4             11.5%
                                    ========         ========             =====

     Consolidated net sales for the 52 weeks ended January 31, 1998 increased 11.5% over the corresponding 52-week period of the previous year. During this period, Retail Store sales increased 5.1% and comparable Retail Store sales increased 3.8%. The comparable Retail Store increases for that period by category were as follows: Retail Health--10.9%, Apparel--3.2% and Hardline/Home--1.8%. Changes in retail comparable store sales for a year are based upon those stores which were open for the entire preceding year. ProVantage sales increased 51.8% during this 52-week period. This increase is primarily attributable to growth in claims processing activities, most of which was internally generated and a portion of which was due to the acquisition of CareStream Scrip Card.

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

     Consolidated selling, general and administrative expenses as a percent of sales for the 52 weeks ended January 31, 1998 decreased to 16.6% from 17.0%. Retail Store selling, general and administrative expenses as a percent of sales for the same period were 18.1% compared with 18.3% for the preceding period. This decrease is primarily due to more effectively managing store payroll costs. ProVantage's selling, general and administrative expenses increased to 4.0% of sales for the 52 weeks ended January 31, 1998 compared with 3.6% of sales for the preceding period. This increase is primarily due to increased operating cost subsequent to the acquisition of PharMark and additional investments in information technology and infrastructure support related to continued growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies on cash generated from its operations, with the remaining needs being met by short-term and long-term borrowings. Cash provided from operating activities was $73.8 million, $142.6 million and $111.7 million in fiscal years 1998, 1997 and 1996, respectively. This decrease in fiscal 1998 is primarily due to increased working capital needs associated with the new stores and planned higher inventory levels across the rest of the chain.

     As of January 30, 1999, the Company had a $200.0 million revolving credit agreement with a consortium of banks. This credit facility is unsecured and is effective through January 31, 2002. Funds generated from operations, and if necessary, the revolving credit facility or other short-term borrowings are expected to fund the projected working capital needs and total capital expenditures through fiscal 1999 except for possible acquisitions described below.

CAPITAL EXPENDITURES AND ACQUISITIONS

     The Company spent $99.7 million on capital expenditures (excluding acquisitions) in fiscal 1998, compared to $32.0 million in fiscal 1997 and $38.9 million in fiscal 1996. The following table sets forth the components of the Company's capital expenditures and acquisitions (in millions):

                                                                               FISCAL YEARS ENDED
                                                                   ----------------------------------------------

                                                                    JAN. 30, 1999   JAN. 31, 1998  FEB. 22, 1997
                                                                      (52 WEEKS)      (49 WEEKS)     (52 WEEKS)
                                                                      ----------      ----------     ----------
   Capital Expenditures

        New stores                                                       $42.6          $  0.0         $  2.5
        Remodeling and refixturing                                        15.2            12.6           14.6
        Distribution centers                                               1.4             0.7            1.3
        Management information and point-of-sale equipment
           and systems                                                    34.5            18.0           18.8
        Other                                                              6.0             0.7            1.7
                                                                         -----          ------         ------
             Total                                                       $99.7           $32.0          $38.9
                                                                         =====           =====          =====
   Acquisitions                                                                          $40.5          $30.5
                                                                                         =====          =====

     On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels which operated 18 Jacks' discount stores and one Lots-A-Deals close-out store in Iowa, Illinois and Missouri. During fiscal 1998, the Company converted 17 of the Jacks' retail locations to ShopKo stores, including the addition of in-store pharmacies and optical centers in 16 of those stores. The capital expenditures related to those new stores were approximately $32.9 million.

     On September 8, 1998, the Company announced plans to open 13 new stores in 1999. Ten of the new stores are former Venture store locations which will be remodeled to include the addition of in-store pharmacies and optical centers. Three additional locations will be newly constructed stores. All 13 stores are leased, of which 7 are operating leases and 6 are capital leases. The capital expenditures related to these new stores were approximately $9.7 million.

     The Company's total capital expenditures for the fiscal year ending January 29, 2000 are anticipated to approximate $150.0 to $170.0 million. The expenditures would relate to remodeling the ten former Venture store locations and construction of the three new stores; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; continuing investments in systems technology; and infrastructure improvements in distribution centers. This amount excludes any capital that may be required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

     On August 2, 1996, the Company completed the acquisition of CareStream Scrip Card from Avatex Corporation, formerly known as Foxmeyer Health Corporation. CareStream Scrip Card is a prescription benefit management company which has been integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, plus a supplemental cash payment equal to 1.5% of ProVantage's market value subject to a minimum of $2.5 million and a maximum of $5.0 million. The right of Avatex to the supplemental cash payment expires on August 2, 2001. Such supplemental payment will be capitalized as additional purchase price and amortized over a period of 15 to 18 years.

     On October 4, 1996, the Company and the founders of Bravell, Inc. ("Bravell") entered into an agreement whereby the Company (i) acquired the remaining 3% of the common stock of Bravell which the Company did not acquire in January 1995, (ii) extinguished all remaining contingent payment obligations to the founders, and (iii) terminated the founders' employment agreements. On April 10, 1997, the Company satisfied its obligations under this agreement by making a payment of approximately $8.9 million to the founders.

     On August 20, 1997, the Company acquired PharMark, a software and database development business providing information driven strategies for optimizing medical and pharmaceutical outcomes, based in Arlington, Virginia. The purchase price for PharMark was approximately $15.2 million, of which $14.2 million has been paid in cash and a total of $1.0 million is due in 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 or certain liquidity events related to ProVantage. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The Contingent Payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 19 years.

     On December 19, 1997, ShopKo bought the outstanding stock of Penn-Daniels, a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $23.3 million has been retired. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels outstanding debt. The acquisition was accounted for under the purchase method of accounting. Penn-Daniels operated 18 Jacks' discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois. The results of Penn-Daniels operations since the date of acquisition have been included in the Company's consolidated statement of earnings.

      In connection with the Penn-Daniels acquisition, ShopKo incurred nonrecurring pre-tax costs of $5.7 million eliminating duplicate operations at the Penn-Daniels administrative office and warehouse and other transaction related items in fiscal 1998. The Company funded these costs from available cash and borrowings under the Company's revolving credit facility.

      The Company had been testing a stand alone optical store format with four stores in Ohio. The results were mixed and it was decided to close the stores. The stores were closed on August 29, 1998. The closings did not have a material financial impact on the Company.

      On February 4, 1999, the Company and ProVantage announced that a registration statement for the initial public offering of ProVantage's common stock had been filed with the Securities and Exchange Commission. The registration statement was filed for approximately $100.0 million of ProVantage common stock. ProVantage will receive approximately $20.0 million for operating capital and strategic alternatives and the Company will utilize the balance for strategic and/or financial alternatives.

TERMINATION OF PLAN OF REORGANIZATION

     On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company recorded a nonrecurring pre-tax charge of $2.8 million ($0.06 per share) during fiscal 1997 for costs incurred in connection with the terminated business combination.

STOCK BUYBACK AGREEMENT

     On April 24, 1997, the Company and Supervalu Inc. ("Supervalu") entered into an agreement pursuant to which Supervalu exited its 46% investment in the Company. Under the terms of the agreement, the companies completed two simultaneous transactions. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock held by Supervalu for $18.35 per share. The second transaction was a secondary public offering of Supervalu's remaining 6,557,280 shares of the Company's common stock and 983,592 additional shares which were issued by the Company to cover over-allotments. The secondary offering was priced at $25.00 per share on June 26, 1997. The stock buyback and secondary offering were completed on July 2, 1997. The Company received $23.4 million in proceeds from the sale of the over-allotment shares. Supervalu paid the underwriting discount for the shares it sold and certain other expenses related to the secondary offering.

YEAR 2000

State of Readiness

     In order to address Year 2000 compliance, the Company is actively engaged in a comprehensive project designed to eliminate or minimize any business disruption associated with potential date processing problems in its information technology ("IT") systems, as well as its non-IT systems (e.g., HVAC systems, building security systems, etc.). The project consists of five phases: company awareness, assessment, strategy and work plan development, renovation and testing. The Company has completed the first three phases for both IT and non-IT systems, is nearing completion of the renovation phase and has commenced the testing phase.

     With respect to IT systems, approximately 77.0 percent of the Company's critical business systems are currently compliant, approximately 13.0 percent are in the process of being renovated and approximately 10.0 percent of them will be retired. With respect to non-IT systems, the assessment phase indicated a need for only minor renovation work. For both IT and non-IT systems, the renovation phase currently underway is expected to be completed in the second quarter of fiscal 1999. The testing phase for both IT and non-IT systems is planned to be completed in the third quarter of fiscal 1999.

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

Costs

     As a result of the significant investment made by the Company in both hardware and software over the past several years, the majority of its IT systems do not require renovation. The Company estimates that it will incur internal and external expenses of $4.0 to $6.0 million in conjunction with the Year 2000 compliance project of which approximately $2.0 million has already been incurred.

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

     The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has made the assumption that government agencies, utility companies, and national telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

Contingency Plans

     The Company has commenced the development of contingency plans for the most reasonably likely worst case scenarios described above and anticipates that the majority of these plans will be in place by July 31, 1999.

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

TREASURY STOCK RETIREMENT

     In fiscal 1998, the Company retired all 8,174,387 shares of common stock held as treasury stock for accounting purposes, and such shares were returned to the status of authorized but unissued shares. As a result, the $152.2 million assigned to treasury stock was eliminated with a corresponding decrease in par value, additional paid-in capital and retained earnings.

STOCK REPURCHASE PROGRAM

      On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares will be used for stock-based employee benefit plans and other corporate purposes. As of January 30, 1999, no shares of Common Stock had been repurchased under this program.

SENIOR NOTE REPURCHASE PROGRAM

     On February 8, 1999, ShopKo announced that its Board of Directors had authorized the Company to repurchase its Senior Notes from time to time in the open market and through privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. As of March 31, 1999, the Company has repurchased approximately $57.1 million of the Senior Notes.

INFLATION

     Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

RECENT PRONOUNCEMENTS

     In 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. These statements were adopted by the Company beginning February 1, 1998.

     SFAS No. 130, "Reporting Comprehensive Income," which specifies how to report and display comprehensive income and its components, had no impact on the Company's consolidated financial statements.

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," this fiscal year. These SFASs did not significantly impact the Company's consolidated financial statements.

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company believes this statement will have no impact on the Company's consolidated financial statements.

MARKET RISK

      The Company is exposed to market risk from changes in interest rates. Under the Company's revolving credit facility, the Company has various borrowing options for short-term loans. During fiscal 1998, the monthly average amount borrowed under the revolving credit facility was approximately $28.0 million, and the weighted average interest rate was 6.0% per annum. If the Company's weighted average interest rate had increased by 10.0% for fiscal 1998, net income would have been reduced by an immaterial amount. Management continually monitors the interest rate environment with the objective of lowering borrowing costs without subjecting the Company to excessive exposure to fluctuating interest rates.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7a, as to Quantitative and Qualitative Disclosures about Market Risk is included on page 44 and are incorporated by reference herein.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated financial statements and supplementary data are included on pages 49 to 70 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, as to Directors of the Registrant and the information required by Item 401 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 1999 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I above.

ITEM 11.          EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 1999 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 1999 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 19, 1999 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Shareholders.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1.       Consolidated Financial Statements:

                  See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 47, the Independent Auditors' Report on page 48 and the Consolidated Financial Statements on pages 49 to 70, all of which are incorporated herein by reference.

         2.       Financial Statement Schedule:

                  See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 47 and the Financial Statement Schedule on page 71, all of which are incorporated herein by reference.

         3.       Exhibits:

                  See "Exhibit Index" on pages 73 to 78 which is incorporated herein by reference.

                  Pursuant to Regulation S-K, Item 601(b) (4) (iii), the Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b)      Reports on Form 8-K:

         The Registrant filed Current Reports on Form 8-K in the fourth fiscal quarter of fiscal 1998 as follows:

Date of Report                              Items Reported

January 22, 1999                            Items 5, 7 - The Company reported
                                            (1) the announcement of Mr. Dale
                                            Kramer's intention to retire as
                                            President and Chief Executive
                                            Officer, (2) the filing of a
                                            registration statement with respect
                                            to the initial public offering of
                                            the common stock of ProVantage
                                            Health Services, Inc. and (3) the
                                            authorization of a senior debt
                                            repurchase program.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                     PAGE

Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries

     Independent Auditors' Report.................................................................                     48

     Consolidated Statements of Earnings
              for each of the three years in the period ended January 30, 1999....................                     49

     Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998......................                     50

     Consolidated Statements of Cash Flows
              for each of the three years in the period ended January 30, 1999....................                     51

     Consolidated Statements of Shareholders' Equity
              for each of the three years in the period ended January 30, 1999....................                  52-53

     Notes to Consolidated Financial Statements ..................................................                  54-70

Index to Financial Statement Schedule

      Schedule VIII-Valuation and Qualifying Accounts ............................................                     71

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

     We have audited the consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year (52 weeks) ended January 30, 1999, the year (49 weeks) ended January 31, 1998 and for the year (52 weeks) ended February 22, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for the year (52 weeks) ended January 30, 1999, the year (49 weeks) ended January 31,1998 and the year (52 weeks) ended February 22, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 12, 1999

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                                    FISCAL YEARS ENDED
----------------------------------------------------------------------------------------------------------------------
                                                                      January 30,      January 31,     February 22,
                                                                         1999             1998             1997
                                                                      (52 Weeks)       (49 Weeks)       (52 Weeks)
----------------------------------------------------------------------------------------------------------------------
Revenues:
  Net sales                                                        $     2,981,451  $     2,447,847 $       2,333,407
  Licensed department rentals and other income                              12,325           11,756            13,058
----------------------------------------------------------------------------------------------------------------------
                                                                         2,993,776        2,459,603         2,346,465
Costs and Expenses:
  Cost of sales                                                          2,318,979        1,883,891         1,783,741
  Selling, general and administrative expenses                             471,546          403,635           397,092
  Nonrecurring charge                                                        5,723            2,800
  Depreciation and amortization expenses                                    67,590           58,252            59,833
----------------------------------------------------------------------------------------------------------------------
                                                                         2,863,838        2,348,578         2,240,666

Income from operations                                                     129,938          111,025           105,799
Interest expense - net                                                      38,311           30,582            31,777
----------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                91,627           80,443            74,022
Provision for income taxes                                                  35,991           31,598            29,076
----------------------------------------------------------------------------------------------------------------------

Net earnings                                                       $        55,636  $        48,845 $          44,946
======================================================================================================================

Basic net earnings per common share                                $          2.14  $          1.73 $            1.40

Weighted average number of common shares outstanding                        26,035           28,161            32,092

Diluted net earnings per common share                              $          2.10  $          1.71 $            1.39

Adjusted weighted average number of common
shares outstanding                                                          26,517           28,569            32,370




See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          January 30,     January 31,
                                                                              1999            1998
------------------------------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                        $         30,219 $        54,344
    Receivables, less allowance for losses of
         $7,487 and $8,637, respectively                                      117,652          97,812
    Merchandise inventories                                                   434,643         376,568
    Other current assets                                                        5,461          13,508
------------------------------------------------------------------------------------------------------
         Total current assets                                                 587,975         542,232
Other assets and deferred charges                                               6,960           7,202
Intangible assets - net                                                        74,749          71,668
Property and equipment - net                                                  703,840         629,733
------------------------------------------------------------------------------------------------------
Total assets                                                         $      1,373,524 $     1,250,835
------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable - trade                                         $        189,581 $       193,646
    Accrued compensation and related taxes                                     40,955          39,964
    Accrued other liabilities                                                 169,530         135,522
    Accrued income and other taxes                                             16,127          24,502
    Current portion of long-term obligations                                    4,597           4,174
------------------------------------------------------------------------------------------------------
         Total current liabilities                                            420,790         397,808
Long-term obligations                                                         467,191         436,125
Deferred income taxes                                                          26,301          20,906
Shareholders' equity:
    Preferred stock; none outstanding
    Common stock; shares issued, 26,129 at January 30, 1999
         and 33,941 at January 31, 1998                                           261             339
    Additional paid-in capital                                                228,479         283,520
    Retained earnings                                                         230,502         264,316
    Less treasury stock; 8,174 shares                                                       (152,179)
------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                           459,242         395,996
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $      1,373,524 $     1,250,835
------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Fiscal Years Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                      January 30,          January 31,          February 22,
                                                                          1999                 1998                 1997
                                                                       (52 Weeks)           (49 Weeks)           (52 Weeks)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $          55,636     $        48,845     $          44,946
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Depreciation and amortization                                       67,590              58,252                59,833
         Provision for losses on receivables                                    609               2,999                 1,200
         Loss (gain) on the sale of property and equipment                      415               (540)               (2,140)
         Deferred income taxes                                               12,000             (1,334)               (1,620)
         Change in assets and liabilities (excluding effects of business acquisitions):
                  Receivables                                              (19,857)             (3,593)              (40,636)
                  Merchandise inventories                                  (64,630)             (9,872)              (12,529)
                  Other current assets                                        1,442             (1,282)                   523
                  Other assets and intangibles                              (5,839)             (1,878)              (13,062)
                  Accounts payable                                          (4,065)              17,867                21,074
                  Accrued liabilities                                        30,548              33,137                54,133
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    73,849             142,601               111,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment                                        (99,725)            (32,003)              (38,899)
Proceeds from the sale of property and equipment                              2,301               2,348                 3,275
Business acquisitions, net of cash acquired                                                    (40,488)              (30,500)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                    (97,424)            (70,143)              (66,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in common stock from stock options                                     4,572              10,907                 1,249
Change in common stock from public offering                                                      23,419
Purchase of treasury stock                                                                    (152,179)
Dividends paid                                                                                                       (10,583)
Reduction in debt and capital leases                                        (5,122)            (24,811)               (1,183)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) FINANCING ACTIVITIES                                       (550)           (142,664)              (10,517)
--------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                       (24,125)            (70,206)                35,081
Cash and cash equivalents at beginning of year                               54,344             124,550                89,469
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $          30,219     $        54,344     $         124,550
--------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
    Noncash investing and financial activities -
         Retirement of treasury stock                             $         152,179
         Capital lease obligations incurred                       $          35,779                         $           5,533
         Restricted stock issued                                                        $           416     $           1,012
    Cash paid during the period for:
         Interest                                                 $          38,140     $        29,265     $          31,663
         Income taxes                                             $          28,423     $        26,852     $          30,086

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                    Common Stock
                                                ----------------------     Additional
                                                                            Paid-in        Retained
                                                  Shares     Amount         Capital        Earnings
-----------------------------------------------------------------------------------------------------

Balances at February 24, 1996                      32,005      $320          $242,843       $178,468
Net earnings                                                                                  44,946
Sale of common stock under option plans                97         1             1,248
Income tax benefit related to stock options                                        35
Issuance of restricted stock                           65         1             1,011        (1,012)
Restricted stock expense                                                                          63
Cash dividends declared on
    common stock - $0.22 per share                                                           (7,060)
-----------------------------------------------------------------------------------------------------

Balances at February 22, 1997                      32,167       322           245,137        215,405
Net earnings                                                                                  48,845
Sale of common stock under option plans               780         7            10,900
Income tax benefit related to stock options                                     3,658
Sale of common stock in public offering               984        10            23,409
Issuance of restricted stock                           10                         246          (246)
Remeasurement of restricted stock                                                 170          (170)
Restricted stock expense                                                                         482
Purchase of treasury stock
-----------------------------------------------------------------------------------------------------

Balances at January 31, 1998                       33,941       339           283,520        264,316
Net earnings                                                                                  55,636
Sale of common stock under option plans               362         4             4,568
Income tax benefit related to stock options                                     2,435
Restricted stock expense                                                                         603
Retirement of treasury stock                      (8,174)      (82)          (62,044)       (90,053)
-----------------------------------------------------------------------------------------------------

Balances at January 30, 1999                       26,129      $261          $228,479       $230,502
=====================================================================================================

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                    TREASURY STOCK                 TOTAL
                                              ----------------------------------------------------

                                                  Shares      Amount       Shares        Amount
--------------------------------------------------------------------------------------------------

Balances at February 24, 1996                                               32,005      $ 421,631
Net earnings                                                                               44,946
Sale of common stock under option plans                                         97          1,249
Income tax benefit related to stock options                                                    35
Issuance of restricted stock                                                    65
Restricted stock expense                                                                       63
Cash dividends declared on
    common stock - $0.22 per share                                                        (7,060)
--------------------------------------------------------------------------------------------------

Balances at February 22, 1997                                               32,167        460,864
Net earnings                                                                               48,845
Sale of common stock under option plans                                        780         10,907
Income tax benefit related to stock options                                                 3,658
Sale of common stock in public offering                                        984         23,419
Issuance of restricted stock                                                    10
Remeasurement of restricted stock
Restricted stock expense                                                                      482
Purchase of treasury stock                       (8,174)  $ (152,179)      (8,174)      (152,179)
--------------------------------------------------------------------------------------------------

Balances at January 31, 1998                     (8,174)    (152,179)       25,767        395,996
Net earnings                                                                               55,636
Sale of common stock under option plans                                        362          4,572
Income tax benefit related to stock options                                                 2,435
Restricted stock expense                                                                      603
Retirement of treasury stock                       8,174      152,179
--------------------------------------------------------------------------------------------------

Balances at January 30, 1999                                                26,129       $459,242
==================================================================================================

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation

     The consolidated financial statements include the accounts of ShopKo Stores, Inc. and its subsidiaries ("ShopKo" or the "Company"). All significant intercompany accounts and transactions have been eliminated. The Company, which is a Wisconsin corporation, was incorporated in 1961 and in 1971 became a wholly owned subsidiary of Supervalu Inc. ("Supervalu"). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering.

     ShopKo is engaged in the business of providing general merchandise and professional health services through its retail stores. Retail stores are operated in the Midwest, Western Mountain and Pacific Northwest states. The Company also provides custom health benefit management services; pharmacy mail services; vision benefit management services and health information and clinical support services through its subsidiary ProVantage Health Services, Inc. ("ProVantage"). ProVantage conducts business principally throughout the United States.

   Change in Fiscal Year

     The Company changed its fiscal year end from the last Saturday in February to the Saturday nearest January 31, effective with the fiscal year ended January 31, 1998. This change was made in order to coincide the Company's fiscal year with the calendar predominantly used by the retail industry. Consequently, for that transition year, the statements of earnings, cash flows and shareholders' equity are presented for the 49-week period ended January 31, 1998. The table below illustrates how the fiscal years are referred to in the notes to consolidated financial statements.

         February 1, 1998 through January 30, 1999 (52 weeks)          1998
         February 23, 1997 through January 31, 1998 (49 weeks)         1997
         February 25, 1996 through February 22, 1997 (52 weeks)        1996

   Cash and Cash Equivalents

     The Company records all highly liquid investments with a maturity of three months or less as cash equivalents. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these investments are classified as trading securities and are reported at fair value.

   Receivables

     Receivables consist of amounts collectible from third party pharmacy insurance carriers and self-funded medical plan sponsors for medical claims; from retail store customers for optical, main store layaway and pharmacy purchases; from pharmaceutical manufacturers and third party formulary administrators for formulary fees; and from merchandise vendors for promotional and advertising allowances. Substantially all amounts are expected to be collected within one year.

   Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been higher by approximately $34.4 million at January 30, 1999, $38.1 million at January 31, 1998 and $41.8 million at February 22, 1997.

   Property and Equipment

     Property and equipment are carried at cost. The cost of buildings and equipment is depreciated over the estimated useful lives of the assets. Buildings and certain equipment (principally computer and retail store equipment) are depreciated using the straight-line method. Remaining properties are depreciated on an accelerated basis. Useful lives generally assigned are: buildings-25 to 50 years; retail store equipment-8 to 10 years; warehouse, transportation and other equipment-3 to 10 years. Costs of leasehold improvements are amortized over the period of the lease or the estimated useful life of the asset, whichever is shorter, using the straight-line method. Property under capital leases is amortized over the related lease term using the straight-line method. Interest on property under construction of $0.2, $0.0 and $0.1 million was capitalized in fiscal years 1998, 1997 and 1996, respectively.

     The components of property and equipment are:

                                                                          JAN. 30, 1999   JAN. 31, 1998
                                                                          -------------   -------------
                                                                                 (in thousands)
             Property and equipment at cost:

                Land                                                           $121,577        $118,723
                Buildings                                                       540,953         522,732
                Equipment                                                       408,313         348,817
                Leasehold improvements                                           58,820          53,932
                Property under construction                                      12,999             456
                Property under capital leases                                    58,004          26,419
                                                                              ---------       ---------
                                                                              1,200,666       1,071,079

             Less accumulated depreciation and amortization:
                Property and equipment                                          487,137         430,293
                Property under capital leases                                     9,689          11,053
                                                                               --------        --------
             Net property and equipment                                        $703,840        $629,733
                                                                               ========        ========

   Intangible Assets

     The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over 18 to 22 years. Accumulated amortization for these costs was $9.4 million and $5.7 million at January 30, 1999 and January 31, 1998, respectively.

   Impairment of Long Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of January 30, 1999 or January 31, 1998.

   Accrued Other Liabilities

     Accrued other liabilities include amounts related to ProVantage for medical claims and formulary rebate sharing and other current liabilities not related to compensation or taxes. As of January 30, 1999 and January 31, 1998, the amounts payable by ProVantage for medical claims and formulary rebate sharing included in the accrued other liabilities were $73.2 million and $56.4 million, respectively.

   ProVantage Accounting

     ProVantage's net sales are recorded when earned and include: (i) administrative and dispensing fees plus the cost of pharmaceuticals dispensed by pharmacies participating in the network maintained by ProVantage or by ProVantage's mail service pharmacy to members of health benefit plans sponsored by ProVantage's clients; (ii) amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees; (iii) administrative fees plus the cost of sales of eyeglasses and contact lenses relating to ProVantage's vision benefit management services; and (iv) license and service fees for health information technology and clinical support services. Cost of sales includes the amounts paid to network pharmacies and optical centers for medical claims, the cost of prescription medications sold through the mail service pharmacy and the amounts paid to plan sponsors for shared formulary fees.

   Pre-opening Costs

     During fiscal 1998, the Company expensed pre-opening costs of retail stores, except for advertising, as incurred. Pre-opening advertising costs are charged against earnings in the year the advertising events occur. In years prior to fiscal 1998, pre-opening costs of retail stores were charged against earnings in the year the store was opened.

   Net Earnings Per Common Share

     Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. For fiscal years 1998, 1997 and 1996, respectively, the weighted average shares outstanding were increased by 482,000, 408,000 and 278,000 for the dilutive effect of employee stock options in calculating diluted earnings per share.

   Use of Estimates

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

     On August 2, 1996, the Company completed the acquisition of CareStream Scrip Card from Avatex Corporation, formerly known as Foxmeyer Health Corporation. CareStream Scrip Card is a prescription benefit management company which has been integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, plus a supplemental cash payment equal to 1.5% of ProVantage's market value subject to a minimum of $2.5 million and a maximum of $5.0 million. The right of Avatex to the supplemental cash payment expires on August 2, 2001. Such supplemental payment will be capitalized as additional purchase price and amortized over a period of 15 to 18 years.

     On August 20, 1997, the Company acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Arlington, Virginia. Mikalix's primary subsidiary is PharMark Corporation, a software and database development business providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for Mikalix was approximately $15.2 million, of which $14.2 million has been paid in cash and $1.0 million is due in 1999. The sellers of Mikalix may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 or certain liquidity events related to ProVantage. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The Contingent Payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 19 years.

     On December 19, 1997, the Company bought the outstanding stock of Penn-Daniels, Incorporated ("Penn-Daniels"), a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels' outstanding debt. Penn-Daniels operated 18 Jacks' discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois.

     These acquisitions were accounted for under the purchase method of accounting and the allocations of the purchase prices were based on fair values at the dates of acquisition. The excess of the purchase prices over the fair value of the net assets acquired (goodwill) of approximately $76.5 million is being amortized on a straight-line basis over 18 to 22 years. The results of Bravell's, CareStream Scrip Card's, Mikalix's and Penn-Daniels' operations since the dates of acquisition have been included in the consolidated statement of earnings.

C. SHORT-TERM DEBT

     As of January 30, 1999, the Company had a $200.0 million revolving credit agreement with a consortium of banks. The credit facility is unsecured and is effective through January 31, 2002. The Company pays an annual facility fee of 1/5 of one percent. As of January 30, 1999 and January 31, 1998, the Company had no amounts outstanding under the current or prior agreements. The weighted average interest rate on borrowings under the credit agreement for fiscal 1998 was 6.0%.

     The Company also issues letters of credit during the ordinary course of business as required by foreign vendors. As of January 30, 1999 and January 31, 1998, the Company had issued letters of credit for $17.3 million and $21.5 million, respectively.

D. LONG-TERM OBLIGATIONS AND LEASES
     (In thousands)

                                                                                   JAN. 30, 1999  JAN. 31, 1998
                                                                                   -------------  -------------
           Senior Unsecured Notes, 9.0% due November 15, 2004, less
              unamortized discount of $170 and $200, respectively                   $ 99,830      $ 99,800
           Senior Unsecured Notes, 8.5% due March 15, 2002, less
              unamortized discount of $113 and $150, respectively                     99,887        99,850
           Senior Unsecured Notes, 9.25% due March 15, 2022, less
              unamortized discount of $443 and $462, respectively                     99,557        99,538
           Senior Unsecured Notes, 6.5% due August 15, 2003, less
              unamortized discount of $126 and $154, respectively                     99,874        99,846
           Industrial Revenue Bond, 6.4% due May 1, 2008                               1,000         1,000
             Mortgage obligations                                                     19,177        21,304
           Capital lease obligations                                                  52,463        18,961
                                                                                    --------      --------
                                                                                     471,788       440,299
           Less current portion                                                        4,597         4,174
                                                                                    --------      --------
           Long-term obligations                                                    $467,191      $436,125
                                                                                    ========      ========

     The notes contain certain covenants which, among other things, restrict the ability of the Company to consolidate, merge or convey, transfer or lease its properties and assets substantially as an entirety, to create liens or to enter into sale and leaseback transactions.

     The mortgage obligations represent debt collateralized by certain properties assumed in the Penn-Daniels acquisition. The interest rates on this debt range from 7.50% to 8.75% with maturities ranging from February 1999 to April 2007.

     Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended January 30, 1999 are as follows (in thousands):

                                                                 LONG-TERM
                              YEAR                              OBLIGATIONS
                              ----                              -----------
                              1999                                  $ 3,212
                              2000                                    1,512
                              2001                                    1,644
                              2002                                  106,350
                              2003                                  101,517
                              Later                                 205,090
                                                                    -------
                              Total maturities                     $419,325
                                                                   ========

     The underwriting and issuance costs of all the long-term obligations are being amortized over the terms of the notes using the straight-line method. At January 30, 1999 and January 31, 1998, $2.0 million and $2.3 million remained to be amortized over future periods. Amortization expense for these costs was $0.3 million in fiscal years 1998, 1997 and 1996.

     The Company leases certain stores under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase.

     Amortization of property under capital leases was $2.2, $2.5 and $2.7 million in fiscal years 1998, 1997 and 1996, respectively. Minimum future obligations under capital leases in effect at January 30, 1999 are as follows (in thousands):

                                                                                  CAPITAL LEASE
                           YEAR                                                     OBLIGATIONS
                           ----                                                   -------------
                           1999                                                       $  5,115
                           2000                                                          5,893
                           2001                                                          5,893
                           2002                                                          5,918
                           2003                                                          5,543
                           Later                                                        80,036
                                                                                      --------
                           Total minimum future obligations                            108,398
                           Less interest                                              (55,935)
                                                                                      --------
                           Present value of minimum future obligations                 $52,463
                                                                                      ========

     The present values of minimum future obligations shown above are calculated based on interest rates ranging from 7.4% to 13.4%, with a weighted average of 9.6%, determined to be applicable at the inception of the leases.

     Interest expense on the outstanding obligations under capital leases was $2.8, $2.1 and $2.2 million in fiscal years 1998, 1997 and 1996, respectively.

     Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.5 million in fiscal years 1998, 1997 and 1996.

     In addition to its capital leases, the Company is obligated under operating leases, primarily for land, buildings and computer equipment. Minimum future obligations under operating leases in effect at January 30, 1999 are as follows (in thousands):

                                                          OPERATING LEASE
                           YEAR                             OBLIGATIONS
                           ----                             -----------
                           1999                                 $ 17,674
                           2000                                   15,231
                           2001                                   13,163
                           2002                                   10,742
                           2003                                    8,581
                           Later                                 100,070
                                                                --------
                           Total minimum obligations            $165,461
                                                                ========

     Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $9.3, $5.3 and $4.6 million in fiscal years 1998, 1997 and 1996, respectively.

     Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of earnings reflect rent expense on a straight-line basis over the term of the leases. An obligation of $3.2 million and $2.8 million, representing pro-rata future payments, is reflected in the accompanying consolidated balance sheets at January 30, 1999 and January 31, 1998, respectively.

E. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability are as follows (in thousands):

                                              1998             1997
                                              ----             ----
Deferred tax liabilities:
     Property and equipment                 $33,557            $26,200
     Intangibles                              2,394              1,210
     LIFO inventory valuation                11,188              9,800
     Other                                      625              1,335
                                            -------            -------
     Total deferred tax liabilities          47,764             38,545
                                            -------            -------
Deferred tax assets:
     Reserves and allowances                (14,391)           (14,950)
     Capital leases                          (2,443)            (2,252)
     Compensation and benefits               (2,704)            (5,117)
                                            -------            -------
     Total deferred tax assets              (19,538)           (22,319)
                                            -------            -------
Net deferred tax liability                  $28,226            $16,226
                                            =======            =======

     The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision for federal and state income taxes includes the following (in thousands):

                                                       1998          1997          1996
                                                       ----          ----          ----
 Current

      Federal                                         $19,465       $27,812       $25,858
      State                                             4,572         5,191         4,838
      General business and other tax credits             (46)          (71)
 Deferred                                              12,000       (1,334)       (1,620)
                                                      -------       -------       -------
 Total provision                                      $35,991       $31,598       $29,076
                                                      =======       =======       =======


     The effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                       1998       1997        1996
                                                       ----       ----        ----
Statutory income tax rate                             35.0%       35.0%       35.0%
State income taxes, net of federal tax benefits        4.3         4.3         4.0
Other                                                  0.0         0.0         0.3
                                                       ---         ---         ---
Effective income tax rate                             39.3%       39.3%       39.3%
                                                      =====       =====       =====

     Provision is made for deferred income taxes and future income tax benefits applicable to temporary differences between financial and tax reporting. The sources of these differences and the effects of each are as follows (in thousands):

                                                              1998            1997            1996
                                                              ----            ----            ----
      Depreciation                                            $ 8,394         $  (142)        $ 3,256
      Inventory and LIFO valuation reserves                       714           2,021            (212)
      Insurance accruals and valuation reserves                    57            (148)         (1,625)
      Other property related items                               (474)                           (707)
      Compensation                                              3,081          (1,690)           (433)
      Other                                                       228          (1,375)         (1,899)
                                                              -------         --------        --------
      Total deferred tax expense (benefit)                    $12,000         $(1,334)        $(1,620)
                                                              =======         ========        ========

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

     The Company's Stock Option Plans and Stock Incentive Plan allows the granting of stock options and other equity-based awards to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has reserved 4,850,000 shares for issuance under the 1991 and 1995 Stock Option Plans and the 1998 Stock Incentive Plan. The majority of the options under the 1991 and 1995 Stock Option Plans vest at the rate of 40% on the second anniversary of the grant date and 20% annually thereafter for officers and employees and at the rate of 60% on the second anniversary of the date of grant and 20% annually thereafter for non-employee directors. The options from the 1998 Stock Option Plan vest in accordance with vesting schedules determined at the discretion of the Compensation Committee of the Board of Directors. All stock options vest immediately upon a change of control. Changes in the options are as follows (shares/options in thousands):

                                                                                                   WEIGHTED AVE.
                                                              SHARES        PRICE RANGE          EXERCISE PRICE
                                                              ------        -----------          --------------
              Outstanding, February 24, 1996                   2,373       $10.00 -$16.25                $12.82
              Granted                                            542        10.63 - 16.25                 11.59
              Exercised                                          (97)       10.00 - 15.00                (12.91)
              Cancelled and forfeited                           (182)       10.00 - 16.25                (11.84)
                                                               -----        -------------                -------
              Outstanding, February 22, 1997                   2,636        10.00 - 16.25                 12.63
              Granted                                          1,233        17.88 - 28.69                 21.45
              Exercised                                         (783)       10.00 - 16.25                (13.98)
              Cancelled and forfeited                           (790)       10.00 - 24.56                (11.41)
                                                               -----        -------------                -------
              Outstanding, January 31, 1998                    2,296        10.00 - 28.69                 17.32
              Granted                                            324        28.19 - 36.44                 30.66
              Exercised                                         (361)       10.00 - 16.25                (12.65)
              Cancelled and forfeited                           (157)       10.00 - 31.75                (19.52)
                                                               -----        -------------                -------
              Outstanding, January 30, 1999                    2,102       $10.00 -$36.44                $20.02
                                                               =====       ==============                ======



                                                        OPTIONS      WEIGHTED AVE.
                                                      EXERCISABLE   EXERCISE PRICE
                                                      -----------   --------------
                               January 30, 1999               549          $13.39
                               January 31, 1998               741           13.39
                               February 22, 1997            1,305           14.14


     The following tables summarize information about stock options outstanding at January 30, 1999 (shares in thousands):

                                                                        Options Outstanding
                                      -----------------------------------------------------------------------------------------
         Range of Exercise              Shares Outstanding at Jan.     Weighted Average Remaining        Weighted Average
               Prices                            30, 1999                   Contractual Life              Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
          $10.00 to $15.00                            656                          4.4 years                   $12.84
           15.01 to  20.00                            727                          8.2                          19.26
           20.01 to  36.44                            719                          9.1                          27.35
          ----------------                          -----                          ---                         ------
          $10.00 to $36.44                          2,102                          7.3                         $20.02
          ================                          =====                          ===                         ======


                                                                     Options Exercisable
                                           ------------------------------------------------------------------------
             Range of Exercise Prices       Shares Exercisable at Jan. 30, 1999     Weighted Average Exercise Price
         ----------------------------------------------------------------------------------------------------------
                 $10.00 to $15.00                         526                                $13.27
                  15.01 to  20.00                          23                                 16.22
                  20.01 to  36.44                          --                                    --
                 ----------------                         ---                                ------
                 $10.00 to $36.44                         549                                $13.39
                 ================                         ===                                ======

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


                                                       1998           1997           1996
                                                       ----           ----           ----
    Net earnings (in thousands)
       As reported                                  $55,636        $48,845        $44,946
       Pro forma                                     53,972         48,325         44,228
    Diluted net earnings per common share
       As reported                                  $  2.10         $ 1.71        $  1.39
       Pro forma                                       2.04           1.69           1.37


     The weighted average fair value of options granted was $10.96, $7.35 and $3.04 per share in fiscal years 1998, 1997 and 1996, respectively.

     The fair value of stock options used to compute pro forma net earnings and diluted net earnings per common share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:

                                                                     1998           1997           1996
                                                                     ----           ----           ----
    Risk-free interest rate                                              5.3%           7.0%       7.0%
    Expected volatility                                                 34.0%          35.0%      29.0%
    Dividend yield                                                       0.0%           0.0%       0.0%
    Expected option life, standard option (years)                 1.0 to 5.0     2.0 to 5.0        5.0
    Expected option life, performance vested option (years)                                        2.5

     In fiscal 1993, the Company adopted a Restricted Stock Plan which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. There were 75,000 shares of restricted stock outstanding at January 30, 1999 and January 31, 1998.

G. EMPLOYEE BENEFITS

     Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan provides for two types of company contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to one-half of the first 6 percent of compensation contributed by participating employees. Contributions were $14.2, $12.8 and $11.8 million for fiscal years 1998, 1997 and 1996, respectively.

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

     In accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company accrues the estimated cost of retiree benefits, other than pensions, during employees' credited service period. The following disclosure is made in accordance with the requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The net periodic costs for postretirement benefits include the following (in thousands):

                                                                                1998         1997         1996
                                                                                ----         ----         ----
       Service cost for benefits accumulated during the year                    $131         $130         $ 98
       Interest cost on accumulated benefit obligation                           139          138           95
                                                                                ----         ----         ----
            Net periodic postretirement benefit cost                            $270         $268         $193
                                                                                ====         ====         ====

     The Company's postretirement healthcare plans currently are not funded. The changes in accumulated postretirement benefit obligations are as follows (in thousands):

                                                                              JAN. 30,       JAN. 31,
                                                                                1999           1998
                                                                              --------       --------
                    Benefit obligation at beginning of year                     $1,760        $1,586
                    Service cost                                                   131           130
                    Interest cost                                                  139           138
                    Net benefit payments                                          (134)          (94)
                                                                                ------        ------
                         Benefit obligation at end of year                      $1,896        $1,760
                                                                                ======        ======


     The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% as of January 30, 1999 and January 31, 1998.

     The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.1% for fiscal 1998 decreasing each successive year until it reaches 5.5% in fiscal 2015 after which it remains constant. A 1.0% increase in the healthcare trend rate would not have a material effect on either the accumulated postretirement benefit obligation at the end of fiscal 1998 and fiscal 1997 or the net periodic benefit cost for the fiscal years.

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

     The carrying amounts and fair values of the Company's financial instruments at January 30, 1999 are as follows (amounts in thousands):


                                                                      CARRYING
                                                                      AMOUNT         FAIR VALUE
              Long-term obligations:
                   Senior Unsecured Notes, due November 15, 2004      $99,830        $109,752
                   Senior Unsecured Notes, due March 15, 2002          99,887         104,650
                   Senior Unsecured Notes, due March 15, 2022          99,557         116,077
                   Senior Unsecured Notes, due August 15, 2003         99,874          98,886
                   Industrial Revenue Bond, due May 1, 2008             1,000           1,000
                   Mortgage obligations                                19,177          19,357
                   Capital lease obligations                           52,463          53,742

I.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

           Unaudited quarterly financial information is as follows:


                                                (In thousands, except per share data)

                                            Fiscal Year (52 Weeks) Ended January 30, 1999
------------------------------------------------------------------------------------------------------------------------
                                         First             Second         Third          Fourth               Year
                                      (13 weeks)         (13 weeks)     (13 weeks)     (13 weeks)          (52 weeks)
------------------------------------------------------------------------------------------------------------------------
Net sales                                  $645,801           $678,453       $731,270            $925,927     $2,981,451
Gross margins                               139,232            151,937        152,837             218,466        662,472
Net earnings                                  2,151              5,900          6,964              40,621         55,636
Basic net earnings per common share            0.08               0.23           0.27                1.56           2.14
Weighted average shares                      25,869             26,067         26,093              26,113         26,035
Diluted net earnings per common
    share                                      0.08               0.22           0.26                1.53           2.10
Adjusted weighted average shares             26,346             26,626         26,517              26,592         26,517
Price range per common share*       34 15/16-25 7/8      36 5/8-29 1/4  32 1/2-25 1/8   33 11/16-29 11/16  36 5/8-25 1/8
------------------------------------------------------------------------------------------------------------------------


                                            Fiscal Year (49 Weeks) Ended January 31, 1998
------------------------------------------------------------------------------------------------------------------------
                                         First             Second         Third            Fourth             Year
                                      (16 weeks)         (12 weeks)     (12 weeks)        (9 weeks)        (49 weeks)
------------------------------------------------------------------------------------------------------------------------

Net sales                                  $719,968           $546,106      $608,389            $573,384      $2,447,847
Gross margins                               163,583            119,852       138,143             142,378         563,956
Net earnings                                  7,238              4,173        11,912              25,522          48,845
Basic net earnings per common share            0.22               0.15          0.46                0.99            1.73
Weighted average shares                      32,240             26,975        25,718              25,749          28,161
Diluted net earnings per common
    share                                      0.22               0.15          0.45                0.98            1.71
Adjusted weighted average shares             32,767             27,831        26,468              26,086          28,569
Price range per common share*         26 7/8-14 1/2      29 3/4-25 1/2   28 13/16-21       25 5/8-19 1/4   29 3/4-14 1/2
------------------------------------------------------------------------------------------------------------------------

*Price range per common share reflects the highest and lowest stock market prices on the New York Stock Exchange during each quarter.

J.  SIGNIFICANT EVENTS

   Termination of Combination:

     On September 7, 1996, the Company entered into a Plan of Reorganization with Phar-Mor, Inc. ("Phar-Mor") and Cabot Noble, Inc. ("Cabot Noble"). Pursuant to the Plan of Reorganization, the Company and Phar-Mor would have become subsidiaries of Cabot Noble. On April 2, 1997, the Company, Cabot Noble and Phar-Mor mutually agreed to terminate this planned business combination. The Company recorded a one-time pre-tax charge of approximately $2.8 million ($0.06 per share) during fiscal 1997 to cover costs associated with the terminated business combination.

   Common Stock Buyback and Secondary Offering:

      On April 24, 1997, the Company and Supervalu Inc. ("Supervalu") entered into an agreement pursuant to which Supervalu exited its 46% investment in the Company. Under the terms of the agreement, the companies completed two simultaneous transactions. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock held by Supervalu for $18.35 per share. The second transaction was a secondary public offering of Supervalu's remaining 6,557,280 shares of the Company's common stock and 983,592 additional shares which were issued by the Company to cover over-allotments. The secondary offering was priced at $25.00 per share on June 26, 1997. The stock buyback and secondary offering were completed on July 2, 1997. The Company received $23.4 million in proceeds from the sale of the over-allotment shares. Supervalu paid the underwriting discount for the shares it sold and certain other expenses related to the secondary offering.

   Treasury Stock Retirement:

       In fiscal 1998, the Company retired all 8,174,387 shares of common stock held as treasury stock for accounting purposes, and such shares were returned to the status of authorized but unissued shares. As a result, the $152.2 million assigned to treasury stock was eliminated with a corresponding decrease in par value, additional paid-in capital and retained earnings.

K.  SUBSEQUENT EVENTS

      On February 4, 1999, the Company and ProVantage announced that a registration statement for the initial public offering of ProVantage's common stock had been filed with the Securities and Exchange Commission. The registration statement was filed for approximately $100.0 million of ProVantage common stock. ProVantage will receive approximately $20.0 million for operating capital and strategic alternatives and the Company will utilize the balance for strategic and/or financial alternatives.

      On February 8, 1999, the Company announced that its Board of Directors had authorized the Company to repurchase its Senior Notes from time to time in the open market and through privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. As of March 31, 1999, the Company has repurchased approximately $57.1 million of the Senior Notes.

L.  BUSINESS SEGMENT INFORMATION

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company has adopted this statement for the year ended January 30, 1999.

      The Company's reportable segments are strategic business units that offer different products and services, and include a Retail Store segment (which includes general merchandise, retail pharmacy and retail optical operations) and a ProVantage segment (which includes health benefit management services, pharmacy mail services, vision benefit management services and health information and clinical support services).

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for at current market prices. The Company evaluates performance based on operating earnings of the respective business segments.

      Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                                  FISCAL YEARS
                                                           -----------------------------------------------------------
                                                                   1998                 1997                1996
----------------------------------------------------------------------------------------------------------------------
Net sales
    Retail Store                                           $       2,351,183    $       2,001,568   $       2,005,731
    ProVantage                                                       666,154              472,215             348,780
    Intercompany*                                                   (35,886)             (25,936)            (21,104)
----------------------------------------------------------------------------------------------------------------------
      Total net sales                                      $       2,981,451    $       2,447,847   $       2,333,407
----------------------------------------------------------------------------------------------------------------------

* Intercompany sales consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage.

Earnings before income taxes
    Retail Store                                           $         140,763    $         127,269   $         113,683
    ProVantage                                                        16,160               12,664               9,533
    Corporate                                                       (26,985)             (28,908)            (17,417)
    Interest expense                                                (38,311)             (30,582)            (31,777)
----------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                         $          91,627    $          80,443   $          74,022
----------------------------------------------------------------------------------------------------------------------
Assets
    Retail Store                                           $       1,147,221    $       1,040,146   $         985,374
    ProVantage                                                       200,777              155,037             123,847
    Corporate                                                         25,526               55,652             124,671
----------------------------------------------------------------------------------------------------------------------
      Total assets                                         $       1,373,524    $       1,250,835   $       1,233,892
----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expenses
    Retail Store                                           $          60,106    $          53,245   $          57,036
    ProVantage                                                         6,776                4,641               2,312
    Corporate                                                            708                  366                 485
----------------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization expenses         $          67,590    $          58,252   $          59,833
----------------------------------------------------------------------------------------------------------------------
Capital expenditures
    Retail Store                                           $          85,531    $          27,762   $          34,258
    ProVantage                                                         8,863                3,514               2,953
    Corporate                                                          5,331                  727               1,688
----------------------------------------------------------------------------------------------------------------------
      Total capital expenditures                           $          99,725    $          32,003   $          38,899
----------------------------------------------------------------------------------------------------------------------


      The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue in fiscal years 1998, 1997 and 1996.

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS


(In thousands)

                                                 BALANCE         CHARGES
                                                    AT              TO
                                                BEGINNING        COSTS &      DEDUCTIONS         BALANCE AT
                                                 OF YEAR         EXPENSES     (ADDITIONS)        END OF YEAR
                                            -----------------------------------------------------------------
Year (52 weeks) ended February 22, 1997:
    Allowance for losses                      $      3,212    $      1,200  $     (1,173) *    $       5,585
    Inventory valuation reserves                     2,000           1,000                             3,000
                                            -----------------------------------------------------------------
       Total                                  $      5,212    $      2,200  $     (1,173)      $       8,585
                                            =================================================================

Year (49 weeks) ended January 31, 1998:
    Allowance for losses                      $      5,585    $      2,999  $        (53) *    $       8,637
    Inventory valuation reserves**                   3,000           1,500                             4,500
                                            -----------------------------------------------------------------
       Total                                  $      8,585    $      4,499  $        (53)      $      13,137
                                            =================================================================

Year (52 weeks) ended January 30, 1999:
    Allowance for losses                      $      8,637    $        609  $       1,759 *    $       7,487
    Inventory valuation reserves                     4,500                            500              4,000
                                            -----------------------------------------------------------------
       Total                                  $     13,137    $        609  $       2,259      $      11,487
                                            =================================================================

  *Net of charges to accounts other than bad debt expense, primarily promotion and advertising.
 **Excludes amounts related to the Penn-Daniels' acquisition.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          ShopKo Stores, Inc. (Registrant)
Date:  April 28, 1999
                                      By:  /S/   WILLIAM J. PODANY*
                                         ---------------------------------------
                                          William J. Podany, President and Chief
                                          Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                        SIGNATURE                               TITLE                              DATE
                        ---------                               -----                              ----
           /S/   DALE P. KRAMER*                         Chairman of the Board                April 28, 1999
           --------------------
           Dale P. Kramer

           /S/  PAUL H. FREISCHLAG, JR.             Senior Vice President and Chief           April 28, 1999
           ----------------------------                    Financial Officer
           Paul H. Freischlag, Jr.

           /S/  JEFFERY R. SIMONS                       Chief Accounting Officer              April 28, 1999
           ----------------------
           Jeffery R. Simons

           /S/  WILLIAM J. PODANY*                              Director                      April 28, 1999
           -----------------------
           William J. Podany

           /S/   WILLIAM J. TYRRELL*                            Director                      April 28, 1999
           -------------------------
           William J. Tyrrell

           /S/   JACK W. EUGSTER*                               Director                      April 28, 1999
           ----------------------------
           Jack W. Eugster

           /s/   JEFFREY C. GIRARD *                            Director                      April 28, 1999
           -------------------------
           Jeffrey C. Girard

           /s/   JAMES L. REINERTSEN, M.D.*                     Director                      April 28, 1999
           --------------------------------
           James L. Reinertsen, M.D.

           /s/   STEPHEN E. WATSON*                             Director                      April 28, 1999
           ------------------------
           Stephen E. Watson

           /S/   GREGORY H. WOLF*                               Director                      April 28, 1999
           ----------------------
           Gregory H. Wolf

*By Richard D. Schepp pursuant to Powers of Attorney.

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-K REPORT

                                                                                     SEQUENTIAL PAGE
EXHIBIT                                                                              NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                   SIGNED ORIGINAL
-------                    -------                                                   ---------------

3.1 Amended and restated Articles of Incorporation of the Company, incorporated by reference to the Company's
                  Current Report on Form 8-K dated May 22, 1998 (the "May
                  1998 Form 8-K").

3.2 By-laws of the Company, incorporated by reference to the Company's definitive Proxy Statement dated April 10, 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

4.1.1 Indenture dated as of March 12, 1992 between the Company and First Trust National Association, as trustee, with respect to senior notes due March 15, 2002
                  ("2002 Indenture"), incorporated by reference from the Registrant's Form 10-K, Annual Report to the
                  Securities and Exchange Commission for the 53 weeks ended February 29, 1992.

4.1.2 First Supplemental Indenture, dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the 2002 Indenture, incorporated by reference to the May 1998 Form 8-K.

4.1.3 Indenture dated as of March 12, 1992 between the Company and First Trust National Association, as trustee, with respect to senior notes due March 15, 2022 ("2022 Indenture"), incorporated by reference from the Registrant's Form 10-K, Annual Report to the
                  Securities and Exchange Commission for the 53 weeks ended February 29, 1992.

4.1.4 First Supplemental Indenture dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the 2022 Indenture, incorporated by reference to the May 1998
                  Form 8-K.

                                                                                     SEQUENTIAL PAGE
EXHIBIT                                                                              NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                   SIGNED ORIGINAL
-------                    -------                                                   ---------------

4.1.5 Indenture dated as of July 15, 1993 between the Company and First Trust National Association, as Trustee ("Senior Debt
                  Indenture"), incorporated by reference from the Registrant's
                  Form 10-K, Annual Report to the Securities and Exchange
                  Commission for the 52 weeks ended February 26, 1994.

4.1.6 First Supplemental Indenture, dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the Senior Debt Indenture, incorporated by reference to the May 1998 Form 8-K.

4.2               Rights Agreement between the Company and Norwest
                  Bank Minnesota, National Association, dated as of July 3,
                  1992, as amended and restated as of September 24, 1997
                  (including form of preferred stock designation), ("Rights
                  Agreement") incorporated by reference from the Registrant's Amendment No. 1 to Registration
                  Statement on Form 8-A/A dated September 29, 1997.

4.2.1             Rights Agreement Amendment, incorporated by reference to May
                  1998 Form 8-K.

4.3               Credit Agreement dated as of July 8, 1997 ("Credit
                  Agreement") among ShopKo Stores, Inc., the Banks named therein and Banker's Trust Company, as agent, incorporated by reference from the Registrant's Form
                  10-Q, Quarterly Report to the Securities and Exchange
                  Commission for the 16 weeks ended June 14, 1997.

4.3.1 Assumption Agreement, dated as of May 22, 1998 with respect to the Credit Agreement incorporated by reference to the May 1998
                  Form 8-K.

10.1 ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference to the Registrant's
                  Registration Statement on Form S-1 (Registration
                  No. 33-42283). (1)

                                                                                     SEQUENTIAL PAGE
EXHIBIT                                                                              NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                   SIGNED ORIGINAL
-------                    -------                                                   ---------------

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

                                                                                     SEQUENTIAL PAGE
EXHIBIT                                                                              NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                   SIGNED ORIGINAL
-------                    -------                                                   ---------------


10.8 Form of Change of Control Severance Agreement between the Company and Certain Officers and Employees of the Company, incorporated by reference from the Registrant's Form 10-K, Annual
                  Report to the Securities and Exchange
                  Commission for the 52 weeks ended February 25, 1995. (1)

10.9              Indemnification, Tax Matters and Guarantee Fee
                  Agreement dated as of October 8, 1991 between the Company and Supervalu Inc., incorporated by reference to the Registrant's Registration
                  Statement on Form S-1 (Registration No. 33-45833).

10.10             Insurance Matters Agreement dated as of October
                  8, 1991 between the Company and Supervalu
                  Inc., incorporated by reference to the Registrant's
                  Registration Statement on Form S-1 (Registration
                  No. 33-45833).

10.11             Form of Indemnification Agreement between the
                  Company and directors and certain officers of the Company, incorporated by reference to the Registrant's Form 10-Q, Quarterly Report to the
                  Securities and Exchange Commission for the 13 weeks ended August 1, 1998.

10.12             ShopKo Senior Officers Deferred Compensation
                  Plan, incorporated by reference from the Registrant's Form 10-K, Annual Report to the
                  Securities and Exchange Commission for the 53
                  weeks ended February 29, 1992. (1)

10.13 ShopKo Directors Deferred Compensation Plan, incorporated by reference to the Registrant's
                  Registration Statement on Form S-1 (Registration
                  No. 33-45833). (1)

                                                                                     SEQUENTIAL PAGE
EXHIBIT                                                                              NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                   SIGNED ORIGINAL
-------                    -------                                                   ---------------


10.14 ShopKo Stores, Inc. Executive Incentive Plan, incorporated by reference from the Registrant's
                  Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 16 weeks ended June 14, 1997. (1)

10.15 ShopKo Stores, Inc. 1993 Restricted Stock Plan, as amended, incorporated by reference to the Registrant's definitive Proxy Statement dated
                  May 19, 1994 filed in connection with the Registrant's 1994 Annual Meeting of
                  Shareholders. (1)

10.16 Stock Buyback and Secondary Offering Agreement dated April 24, 1997 among the Company, Supervalu
                  Inc. and Supermarket Operators of America, Inc., incorporated by reference to the Registrant's Current
                  Report on Form 8-K dated April 24, 1997.

10.17 Amendment to Stock Buyback Agreement, incorporated by reference to the Company's Registration Statement on Form S-3 (Reg. No. 333-26615).

10.18             Termination of Stock Options/Waiver of Vesting of
                  Restricted Stock, incorporated by reference from the Registrant's Form 10-Q, Quarterly Report to the
                  Securities and Exchange Commission for the 16 weeks ended June 14, 1997.

10.19 ShopKo Stores, Inc. 1998 Stock Incentive Plan incorporated by reference to the Registrant's definitive Proxy Statement dated April 10, 1998 filed in connection with the Registrant's 1998
                  Annual Meeting of Shareholders. (1)

10.20 ShopKo Stores, Inc. 1999 Executive Incentive Plan incorporated by reference to the Registrant's definitive
                  Proxy Statement dated April 19, 1999 filed in conjunction with the Registrant's 1999 Annual Meeting of
                  Shareholders.

                                                                                     SEQUENTIAL PAGE
EXHIBIT                                                                              NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                   SIGNED ORIGINAL
-------                    -------                                                   ---------------


11*               Computation of Earnings Per Common and
                  Common Equivalent Share.

12*               Statements Re Computation of Ratios.

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.

24.1*             Directors' Powers of Attorney.

27*               Financial Data Schedule.





*Filed herewith

(1)      A management contract or compensatory plan or arrangement.