Form 10-Q
period 1999-05-01
SHOPKO STORES INC
filed 1999-06-02
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended May 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------
Commission file number 1-10876
                       -------

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

            Wisconsin                                     41-0985054
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   700 Pilgrim Way, Green Bay, Wisconsin              54304
-------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code       (920) 497-2211
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

Yes X      No
   ---        ----
The number of shares outstanding of each of the issuer's classes of Common Stock as of May 17, 1999 is as follows:


     Title of Each Class                  Shares Outstanding
     -------------------                  ------------------
     Common Shares                        26,206,080

     Exhibit Index                        Page 1 of Page 25
     on Page 22


                               SHOPKO STORES, INC.

                                    FORM 10-Q

                       FOR THE 13 WEEKS ENDED MAY 1, 1999

                                      INDEX

                                                                            Page
                                                                            ----
Part I   Item 1 - Financial Statements

                 Consolidated Statements of Earnings for the 13 weeks         3
                 ended May 1, 1999 and May 2, 1998

                 Consolidated Balance Sheets as of May 1, 1999,               4
                 May 2, 1998 and January 30, 1999

                 Consolidated Statements of Cash Flows for the 13             5
                 weeks ended May 1, 1999 and May 2, 1998

                 Consolidated Statements of Shareholders' Equity for          6
                 the 13 weeks ended May 1, 1999 and for the period ended January 30, 1999

                 Notes to Consolidated Financial Statements                 7-9

         Item 2 - Management's Discussion and Analysis of Financial       10-18
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure About              19
                  Market Risk

Part II  Item 6 - Exhibits and Reports on Form 8-K                           20

         Signatures                                                          21

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements


CONSOLIDATED STATEMENTS OF EARNINGS



-------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                            First Quarter (13 Weeks) Ended
-------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                         May 1,                May 2,       % Increase/
                                                          1999                  1998         (Decrease)
-------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                          $     759,857         $    645,801         17.7
   Licensed department rentals and other income               2,918                2,943
                                                      -------------          ------------
                                                            762,775              648,744         17.6
Costs and expenses:
   Cost of sales                                            607,662              506,569
   Selling, general and administrative expenses             120,669              110,834
   Nonrecurring charge                                                             1,696
   Depreciation and amortization expenses                    17,648               17,073
                                                      -------------         ------------
                                                            745,979              636,172         17.3
Income from operations                                       16,796               12,572         33.6
Interest expense - net                                        9,692                9,029
                                                      -------------         ------------
Earnings before income taxes and
   extraordinary item                                         7,104                3,543        100.5
Provision for income taxes                                    2,791                1,392
                                                      -------------         ------------
Earnings before extraordinary item                            4,313                2,151        100.5
Extraordinary (loss) on early retirement of debt,
   net of income taxes of $2,443                             (3,776)
                                                      -------------         ------------
Net earnings                                          $         537         $      2,151        (75.0)
                                                      =============         ============


Basic earnings per common share
   before extraordinary item                          $        0.16         $       0.08
Extraordinary (loss) on early retirement of debt              (0.14)
                                                      -------------         ------------
Basic net earnings per common share                   $        0.02         $       0.08
                                                      =============         ============
Weighted average number of common shares
   outstanding                                               26,140               25,869

Diluted earnings per common share
   before extraordinary item                          $        0.16         $       0.08
Extraordinary (loss) on early retirement of debt              (0.14)
                                                      -------------         ------------
Diluted net earnings per common share                 $        0.02         $       0.08
                                                      =============         ============
Adjusted weighted average number of common
  shares outstanding                                         26,591              26,346



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS



----------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                     First Quarter as of              Fiscal Year End
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                      May 1,               May 2,             January 30,
ASSETS                                                                 1999                 1998                 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                     $         84,240     $         28,968     $          30,219
  Receivables, less allowance for losses of
     $7,695, $9,722 and $7,487, respectively                             124,860               92,010               117,652
  Merchandise inventories                                                483,876              401,938               434,643
  Other current assets                                                    11,594                8,677                 5,461
                                                                ----------------     ----------------     -----------------
     Total current assets                                                704,570              531,593               587,975

Other assets and deferred charges                                          6,980                6,991                 6,960
Intangible assets - net                                                   73,637               72,024                74,749

Property and equipment at cost:
  Land                                                                   121,332              118,725               121,577
  Buildings                                                              541,799              523,013               540,953
  Equipment                                                              428,172              360,450               408,313
  Leasehold improvements                                                  74,233               53,951                58,820
  Property under construction                                              3,275                3,410                12,999
  Property under capital leases                                           58,004               26,419                58,004
                                                                ----------------     ----------------     -----------------
                                                                       1,226,815            1,085,968             1,200,666
Less accumulated depreciation and amortization:
  Property and equipment                                                 503,238              445,836               487,137
  Property under capital leases                                           10,235               11,670                 9,689
                                                                ----------------     ----------------     -----------------
     Net property and equipment                                          713,342              628,462               703,840
                                                                ----------------     ----------------     -----------------
     Total assets                                               $      1,498,529     $      1,239,070     $       1,373,524
                                                                ================     ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                               $        159,000     $           --       $              --
  Accounts payable - trade                                               240,423              212,347               189,581
  Accrued compensation and related taxes                                  35,488               30,002                40,955
  Accrued other liabilities                                              146,080              118,138               169,530
  Accrued income and other taxes                                          17,429               14,259                16,127
  Current portion of long-term obligations                                 2,734                5,552                 4,597
                                                                ----------------     ----------------     -----------------
    Total current liabilities                                            601,154              380,298               420,790

Long-term obligations                                                    409,543              433,636               467,191
Deferred income taxes                                                     26,831               21,651                26,301
Shareholders' equity:
  Common stock                                                               262                  260                   261
  Additional paid-in capital                                             229,652              226,661               228,479
  Retained earnings                                                      231,087              176,564               230,502
                                                                ----------------     ----------------     -----------------
     Total shareholders' equity                                          461,001              403,485               459,242
                                                                ----------------     ----------------     -----------------
          Total liabilities and shareholders' equity            $      1,498,529     $      1,239,070     $       1,373,524
                                                                ================     ================     =================



See notes to consolidated financial statements.

================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                      Year to Date (13 weeks) Ended
---------------------------------------------------------------------------------------------------------
(In thousands)
                                                                              May 1,        May 2,
                                                                              1999          1998
---------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                              $     537     $  2,151

 Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                             17,648       17,073

    Provision for losses on receivables                                          209          112
    Gain on sale of property and equipment                                      (673)
    Deferred income taxes                                                       (767)       5,527
    Extraordinary loss on early retirement of debt,
     net of tax benefit                                                        3,776
    Change in assets and liabilities:
     Receivables                                                              (7,417)       5,690
     Merchandise inventories                                                 (49,233)     (25,370)
     Other current assets                                                     (4,834)          57
     Other assets and intangibles                                               (472)        (888)
     Accounts payable                                                         50,842       18,701
     Accrued liabilities                                                     (23,396)     (35,854)
--------------------------------------------------------------------------------------------------------
     Net cash (used in) operating activities                                 (13,780)     (12,801)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                                         (26,221)     (14,888)
 Proceeds from the sale of property and equipment                                746
--------------------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                                 (25,475)     (14,888)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in short-term debt                                                   159,000
 Change in common stock from stock options                                       765        3,453
 Early retirement of debt                                                    (64,208)
 Reduction in debt and capital leases                                         (2,281)      (1,140)
--------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                    93,276        2,313
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          54,021      (25,376)
Cash and cash equivalents at beginning of year                                30,219       54,344
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter                          $  84,240     $ 28,968
========================================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities-
  Retirement of treasury stock                                                          $ 152,179

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


-----------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                Common Stock                                                   Treasury Stock
                                             --------------------        Additional                     -------------------------
                                                                          Paid-in          Retained
                                             Shares         Amount        Capital          Earnings        Shares       Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 31, 1998                 33,941     $      339      $  283,520      $   264,316        (8,174)    $   (152,179)

Net earnings                                                                                 55,636

Sale of common stock under option plans         362              4           4,568

Income tax benefit related to
 stock options                                                               2,435

Restricted stock expense                                                                        603

Retirement of treasury stock                 (8,174)           (82)        (62,044)         (90,053)        8,174          152,179
                                         -------------------------------------------------------------------------------------------
BALANCES AT JANUARY 30, 1999                 26,129            261         228,479          230,502             -                -

Net earnings                                                                                    537

Sale of common stock under option
 plans                                           54              1             764

Income tax benefit related to
 stock options                                                                 409

Restricted stock expense                                                                         48
                                         ------------------------------------------------------------------------------------------
BALANCES AT MAY 1, 1999                      26,183     $      262      $  229,652      $   231,087             -     $         -
                                         ==========================================================================================


Interim data subject to year end audit.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies:

The Company's 1998 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports.

In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company believes this statement will have no impact on the Company's consolidated financial statements.

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $35.6 million and $39.3 million higher at May 1, 1999 and at May 2, 1998, respectively.

Intangible Assets:

The fair value of the intangible assets of businesses acquired are amortized using the straight-line method over 18 to 22 years. Accumulated amortization for these assets was $10.4 million and $6.4 million at May 1, 1999 and May 2, 1998, respectively.

Extraordinary Item:

During the first quarter of fiscal 1999, the Company retired debt with a face value of $57.1 million prior to maturity. The debt repurchases resulted in an extraordinary after tax charge of $3.8 million.

Income Taxes:

The provision for income tax expense, including the income tax benefit for the extraordinary item, for the first quarter of fiscal 1999 was $0.3 million, of which $1.1 million is current taxes offset by a $0.8 million deferred tax credit. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Business Segment Information:

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Annual Report on Form 10-K. Intersegment sales and transfers are accounted for at current market prices. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                 First Quarter as of
                                                          ------------------------------
                                                                May 1,          May 2,
                                                                 1999           1998
----------------------------------------------------------------------------------------
Net sales
    Retail Store                                           $   549,460     $    504,180
    ProVantage                                                 222,155          149,874
    Intercompany*                                              (11,758)          (8,253)
----------------------------------------------------------------------------------------
      Total net sales                                      $   759,857     $    645,801
----------------------------------------------------------------------------------------

* Intercompany sales consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage.

Earnings before income taxes and extraordinary item
    Retail Store                                           $    18,037     $     16,699
    ProVantage                                                   3,930            3,225
    Corporate                                                   (5,171)          (7,352)
    Interest expense                                            (9,692)          (9,029)
---------------------------------------------------------------------------------------
      Earnings before income taxes and extraordinary item  $     7,104     $      3,543
---------------------------------------------------------------------------------------
Assets
    Retail Store                                           $ 1,219,737     $  1,052,491
    ProVantage                                                 191,442          151,107
    Corporate                                                   87,350           35,472
---------------------------------------------------------------------------------------
      Total assets                                         $ 1,498,529     $  1,239,070
---------------------------------------------------------------------------------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first quarters of fiscal 1999 and fiscal 1998.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at May 1, 1999 and May 2, 1998 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the first quarter of fiscal 1999 and 1998 as a percentage of net sales:


                                                        First Quarter
                                                      ----------------
                                                      Fiscal    Fiscal
                                                       1999      1998
                                                       -----    -----
Revenues
     Net sales                                        100.0 %   100.0 %
     Licensed department rentals and other income       0.4       0.4
                                                      -----     -----
                                                      100.4     100.4
Costs and expenses
     Cost of sales                                     80.0      78.4
     Selling, general and administrative expenses      15.9      17.2
     Nonrecurring charge                                          0.3
     Depreciation and amortization expenses             2.3       2.6
                                                      -----     -----
                                                       98.2      98.5

Income from operations                                  2.2       1.9
Interest expense - net                                  1.3       1.4
                                                      -----     -----

Earnings before income taxes and
     extraordinary item                                 0.9       0.5
Provision for income taxes                              0.3       0.2
                                                      -----     -----

Earnings before extraordinary item                      0.6       0.3
Extraordinary (loss) on early retirement of debt,
     net of income taxes                               (0.5)
                                                      -----     -----

Net earnings                                            0.1 %     0.3 %
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

The following tables set forth items from the Company's business segments as percentages of net sales:


RETAIL STORE SEGMENT

                                                                     First Quarter
                                                               -------------------------
                                                                Fiscal         Fiscal
                                                                 1999           1998
                                                               ----------     ----------
Revenues
     Net sales                                                     100.0   %      100.0    %
     Licensed departmental rentals and other income                  0.5            0.6
                                                              ----------     ----------
                                                                   100.5          100.6
Costs and expenses
     Cost of sales                                                  74.8           74.4
     Selling, general and administrative expenses                   19.6           19.8
     Depreciation and amortization expenses                          2.8            3.1
                                                              ----------     ----------
                                                                    97.2           97.3

Income from operations                                               3.3   %        3.3    %

PROVANTAGE SEGMENT

                                                                    First Quarter
                                                              --------------------------
                                                               Fiscal          Fiscal
                                                                1999            1998
                                                              ----------      ----------
Revenues
     Net sales                                                    100.0    %      100.0    %
     Licensed department rentals and other income                   0.0             0.1
                                                              ---------      ----------
                                                                  100.0           100.1
Costs and expenses
     Cost of sales                                                 93.8            93.2
     Selling, general and administrative expenses                   3.5             3.8
     Depreciation and amortization expenses                         0.9             0.9
                                                              ---------      ----------
                                                                   98.2            97.9

Income from operations                                              1.8    %        2.2    %


Net Sales

The following table presents the Company's consolidated net sales for the first quarter of fiscal 1999 and fiscal 1998:


                             First Quarter                % Increase
                             -------------                ----------
                           Fiscal      Fiscal
                            1999        1998          Total         Comp
                            ----        ----          -----         ----

    Retail Store           $549.5      $504.2           9.0          8.1
    ProVantage              222.2       149.9          48.2          N/A
    Intercompany            (11.8)       (8.3)          N/A          N/A
                           ------       -----          ----          ---
    Consolidated           $759.9      $645.8          17.7
                           ======      ======          ====


The 8.1% increase in first quarter retail comparable store sales are derived from the following categories: Retail Health increased 16.3%, Apparel increased 6.5% and Hardlines/Home increased 5.1%. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

In April 1999, the Company opened ten former Venture locations and one former Target location. All of these locations include in-store pharmacies and optical centers. Two additional new stores will be opening during the third quarter of fiscal 1999.

On December 19, 1997, ShopKo acquired the retail chain Penn-Daniels, Incorporated ("Penn-Daniels"), which operated 18 Jacks' discount stores and one Lots-A-Deals close-out store in Iowa, Illinois and Missouri. During fiscal 1998, the Company converted 17 of the Jacks' retail locations to ShopKo stores, including the addition of in-store pharmacies and optical centers in 16 of those stores. In March 1998, the Lots-A-Deals store in Moline, Illinois was closed, and the Iowa City, Iowa store closed in May 1998.

The increase in ProVantage sales in the first quarter is due primarily to internally generated growth in claims processing and mail pharmacy. Included in ProVantage sales are the following: (i) administrative and dispensing fees plus the cost of pharmaceuticals dispensed by pharmacies participating in the network maintained by ProVantage or by ProVantage's mail service pharmacy to members of health benefit plans sponsored by ProVantage's clients; (ii) amounts billed to pharmaceutical manufacturers and third party formulary administrators for formulary fees; (iii) administrative fees plus the cost of sales of eyeglasses and contact lenses relating to ProVantage's vision benefit management services; and (iv) license and service fees for health information technology and clinical support services.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:



                                                                           First Quarter
                                                                           -------------
                                               Retail Store                  ProVantage                 Consolidated
                                               ------------                  ----------                 ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            1999          1998           1999          1998          1999          1998
                                            ----          ----           ----          ----          ----          ----
Gross margin percent                       25.2 %        25.6 %         6.2 %         6.8 %         20.0 %        21.6 %
Gross margin percent prior to
LIFO charge                                25.4 %        25.8 %          N/A           N/A          20.2 %        21.8 %


The decrease in the retail store gross margin rate is primarily attributable to planned lower gross margin rates in general merchandise due to increased promotional sales and lower gross margin rates in retail pharmacy due to increased third party business. ProVantage's decrease in gross margin rate is primarily due to increasing prescription drug costs and the addition of larger clients with lower average transaction fees. The retail store and consolidated gross margin percentages reflect LIFO charges of $1.3 million for both this year and last year.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of sales for the first quarter were 15.9 percent compared with 17.2 percent last year. Retail selling, general and administrative expenses as a percent of sales for the quarter were 19.6 percent compared with 19.8 percent last year. Excluding expenses incurred for year 2000 compliance, retail selling, general and administrative expenses as a percent of sales were 19.5 percent for the first quarter compared to 19.8 percent last year. This reduction is primarily due to leveraging store payroll cost against increased sales volume. ProVantage's selling, general and administrative expenses were 3.5 percent of sales for the first quarter compared to 3.8 percent of sales for the same period last year. This is primarily due to leveraging fixed costs against increased sales volume.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $18.2 million for the first quarter of fiscal 1999 compared to $19.2 million for the same period last year. The Company had $159.0 million outstanding under its credit agreements at the end of the first quarter of fiscal 1999 compared to nothing outstanding at the end of the first quarter of fiscal 1998. This increase in amount outstanding is primarily due to early retirement of long-term debt, increased cash balances and increased inventory due to our new stores.
The Company has accumulated cash in anticipation of the Pamida acquisition.

As of May 1, 1999, the Company had a $200.0 million revolving credit agreement with a consortium of banks. This credit facility is unsecured and is effective through January 31, 2002. In April 1999, the Company negotiated a $50.0 million unsecured bankers acceptance note which is due October 20, 1999. Funds generated from operations, and if necessary, the revolving credit facility or other short-term borrowings are expected to fund the projected working capital needs and total capital expenditures through fiscal 1999.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $26.2 million on capital expenditures in the first quarter of fiscal 1999, compared to $14.9 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending January 29, 2000 are anticipated to approximate $150.0 to $170.0 million, the majority of which would relate to remodeling the 11 stores opened in April 1999 and constructing the two new stores that will open in the third quarter; expansion of the Company's distribution facilities; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. The Company plans to expand its distribution centers in Wisconsin and Idaho and to build a new distribution facility near Omaha, Nebraska. The total capital expenditures for these distribution facilities for fiscal years 1999 and 2000 will be approximately $70.0 to $75.0 million with approximately $40.0 to $45.0 million being spent in fiscal 1999. These amounts exclude any capital that may be required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

On August 20, 1997, ProVantage acquired PharMark, a software and database development business providing information driven strategies for optimizing medical and pharmaceutical outcomes, based in Arlington, Virginia. The purchase price for PharMark was approximately $15.2 million, of which $14.2 million was paid in cash and $1.0 million is due in 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and certain liquidity events related to ProVantage. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The Contingent Payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 19 years.

On December 19, 1997, ShopKo bought the outstanding stock of Penn-Daniels, a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $25.5 million has been retired. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels' outstanding debt. The acquisition was accounted for under the purchase method of accounting. The results of Penn-Daniels' operations since the date of acquisition have been included in the Company's consolidated statements of earnings.

In connection with the Penn-Daniels acquisition, the Company incurred $1.7 million in nonrecurring pre-tax costs in the first quarter of fiscal 1998. The Company funded these costs from available cash and borrowings under the Company's revolving credit facility.

On February 4, 1999, ProVantage filed a registration statement for the initial public offering of ProVantage's common stock. If the offering is completed as currently contemplated, net proceeds will total approximately $82.8 million. ProVantage would retain $20.0 million from the offering and ShopKo would receive approximately $62.8 million as payment on a dividend note. After completion of the offering, ShopKo would own between 66.0 percent and 70.0 percent of ProVantage's common stock. There can be no assurance that ProVantage's initial public offering will be completed or that it will be completed on the terms described above.

On May 10, 1999, the Company and Pamida Holdings Corporation ("Pamida") signed a definitive agreement for ShopKo to acquire Pamida in a transaction that values Pamida at approximately $375.0 million, including the assumption of approximately $265.0 million in debt and capitalized lease obligations. Pamida, which is headquartered in Omaha, Nebraska, operates 147 stores in 15 Midwestern, North Central and Rocky Mountain states as of January 31, 1999.

Under the terms of the transaction, a subsidiary of ShopKo has commenced a tender offer for all of Pamida's outstanding voting common shares at a price of $11.50 per share. The tender offer is contingent upon customary conditions, including the tender of at least 51.0 percent of Pamida's outstanding voting stock on a fully diluted basis (but not assuming conversion of the non-voting shares). The acquisition is expected to close by early July 1999, at which time a subsidiary of the Company will be merged into Pamida with non-tendered shares being converted into the right to receive $11.50 per share. The Company will consummate the transaction with cash on hand, and plans to refinance Pamida's debt with a combination of proceeds from the ProVantage initial public offering and new ShopKo debt and equity offerings. There can be no assurance that this acquisition will be completed or that it will be completed on the terms described above.

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

With respect to IT systems, approximately 89.0 percent of the Company's critical business systems are currently compliant and approximately 11.0 percent are in the process of being renovated. With respect to non-IT systems, the assessment phase indicated a need for only minor renovation work. For both IT and non-IT systems, the renovation phase currently underway is expected to be completed in the second quarter of fiscal 1999. The Company has certified 22.0 percent of its business systems and the remaining 78.0 percent will be certified during the third quarter of fiscal 1999. The testing phase for both IT and non-IT systems is planned to be completed in the third quarter of fiscal 1999.

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

Costs

As a result of the significant investment made by the Company in both hardware and software over the past several years, the majority of its IT systems do not require renovation. The Company estimates that it will incur internal and external expenses of $4.0 to $6.0 million in conjunction with the Year 2000 compliance project of which approximately $2.9 million has already been incurred. $2.0 million was incurred in fiscal 1998, and $0.9 million was incurred in the first quarter of fiscal 1999.

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

The Company also designs and sells software products to third parties through its ProVantage subsidiary. While the Company has taken appropriate steps to ensure the readiness of this software and believes it to be compliant, the Company cannot be certain that the software will operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its efforts to ensure compliance, and the terms and conditions of its software licensing contracts, it is not reasonably likely that the Company will be subject to litigation which will have a material adverse effect on the Company.

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

Stock Repurchase Program:

On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares will be used for stock-based employee benefit plans and other corporate purposes. As of the end of the first quarter of fiscal 1999, no shares of Common Stock had been repurchased under this program.

Senior Notes Buyback Program:

On February 8, 1999, the Company announced that its Board of Directors had authorized the Company to repurchase its Senior Notes from time to time in the open market and through privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. As of May 1, 1999, the Company has repurchased approximately $57.1 million of the Senior Notes.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K for the period ending January 30, 1999 or as may be described from time to time in the Company's subsequent SEC filings.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ending January 30, 1999. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 1998.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits.

         11      Computation of Earnings Per Common and Common
                 Equivalent Share.

         12      Statements Re Computation of Ratios.

         27      Financial Data Schedule.

    (b)  Reports on Form 8-K.

    The Company filed Current Reports on Form 8-K in the first quarter of fiscal 1999 as follows:

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SHOPKO STORES, INC. (Registrant)


Date:  June 1, 1999        By:  /s/ Richard D. Schepp
                                ----------------------------------------------
                                       Richard D. Schepp
                                       Senior Vice President General Counsel
                                       and Secretary
                                       (Duly Authorized Officer of Registrant)


Date:  June 1, 1999        By:  /s/ Jeffery R. Simons
                                ----------------------------------------------
                                       Jeffery R. Simons
                                       Vice President and Controller
                                       (Chief Accounting Officer and Duly
                                       Authorized Officer of Registrant)

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