Form 10-Q
period 1999-07-31
SHOPKO STORES INC
filed 1999-09-13
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended July 31, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 1-10876
                       -------

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

          Wisconsin                                   41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

700 Pilgrim Way, Green Bay, Wisconsin                   54304
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code   (920) 429-2211
                                                         -----------------------

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

Yes  X    No
    ---      ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of August 16, 1999 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------

     Common Shares                                        30,383,000

     Exhibit Index                                        Page 1 of Page 31
     on Page 28

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 31, 1999

                                      INDEX



                                                                                         Page
                                                                                         ----

Part I        Item 1 - Financial Statements

                      Consolidated Statements of Earnings for the 13 weeks                 3
                      ended July 31, 1999 and August 1, 1998

                      Consolidated Statements of Earnings for the 26 weeks                 4
                      ended July 31, 1999 and August 1, 1998

                      Consolidated Balance Sheets as of July 31, 1999,                     5
                      August 1, 1998 and January 30, 1999

                      Consolidated Statements of Cash Flows for the 26                     6-7
                      weeks ended July 31, 1999 and August 1, 1998

                      Consolidated Statements of Shareholders' Equity for                  8
                      the 26 weeks ended July 31, 1999 and for the year
                      ended January 30, 1999

                      Notes to Consolidated Financial Statements                           9-12

              Item 2 - Management's Discussion and Analysis of Financial                   13-24
                       Condition and Results of Operations

              Item 3 - Quantitative and Qualitative Disclosure About                       24
                       Market Risk

Part II       Item 4 - Submission of Matters to Vote of Security Holders                   25

              Item 5 - Other Information                                                   26

              Item 6 - Exhibits and Reports on Form 8-K                                    26

              Signatures                                                                   27

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS



---------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                      Second Quarter (13 Weeks) Ended
---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                     July 31,          August 1,
                                                                       1999               1998          % Increase
---------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Revenues:
   Net sales                                                    $      868,488     $      672,524           29.1
   Licensed department rentals and other income                          3,378              2,826
                                                                --------------     --------------
                                                                       871,866            675,350           29.1
Costs and expenses:
   Cost of sales                                                       685,387            520,587
   Selling, general and administrative expenses                        140,904            115,743
   Nonrecurring charge                                                     841              2,241
   Depreciation and amortization expenses                               20,088             17,797
                                                                --------------     --------------
                                                                       847,220            656,368           29.1

Income from operations                                                  24,646             18,982           29.8
Interest expense - net                                                  11,141              9,266
Gain on sale of ProVantage stock                                        57,236
                                                                --------------     --------------

Earnings before income taxes and minority interest                      70,741              9,716          628.1
Provision for income taxes                                              27,806              3,816
                                                                --------------     --------------

Earnings before minority interest                                       42,935              5,900          627.7
Minority interest                                                         (90)
                                                                --------------     --------------

Net earnings                                                    $       42,845     $        5,900          626.2
                                                                ==============     ==============


Basic net earnings per common share                             $         1.60     $         0.23
                                                                ==============     ==============
Weighted average number of common shares
   outstanding                                                          26,810             26,067

Diluted net earnings per common share                           $         1.57     $         0.22
                                                                ==============     ==============
Adjusted average number of common shares
   outstanding                                                          27,299             26,626


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS


---------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                       Year To Date (26 Weeks) Ended
---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                     July 31,          August 1,
                                                                       1999               1998          % Increase
---------------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
Revenues:
   Net sales                                                    $    1,621,138     $    1,314,224           23.4
   Licensed department rentals and other income                          6,296              5,769
                                                                --------------     --------------
                                                                     1,627,434          1,319,993           23.3
Costs and expenses:
   Cost of sales                                                     1,285,842          1,023,055
   Selling, general and administrative expenses                        261,573            226,577
   Nonrecurring charge                                                     841              3,937
   Depreciation and amortization expenses                               37,736             34,870
                                                                --------------     --------------
                                                                     1,585,992          1,288,439           23.1

Income from operations                                                  41,442             31,554           31.3
Interest expense - net                                                  20,833             18,295
Gain on sale of ProVantage stock                                        57,236
                                                                --------------     --------------

Earnings before income taxes, minority interest
   and extraordinary item                                               77,845             13,259          487.1
Provision for income taxes                                              30,597              5,208
                                                                --------------     --------------

Earnings before minority interest
   and extraordinary item                                               47,248              8,051          486.9
Minority interest                                                          (90)
                                                                --------------     --------------

Earnings before extraordinary item                                      47,158              8,051          485.7
Extraordinary (loss) on retirement of debt
   net of income taxes of $2,443                                        (3,776)
                                                                --------------     --------------

Net earnings                                                    $       43,382     $        8,051          438.8
                                                                ==============     ==============


Basic net earnings per common share
   before extraordinary item                                    $         1.78     $         0.31
Extraordinary (loss) on retirement of debt                               (0.14)
                                                                --------------     --------------

Basic net earnings per common share                             $         1.64     $         0.31
                                                                ==============     ==============
Weighted average number of common shares
   outstanding                                                          26,475             25,968

Diluted net earnings per common share
   before extraordinary item                                    $         1.75     $         0.30
Extraordinary (loss) on retirement of debt                               (0.14)
                                                                --------------     --------------

Diluted net earnings per common share                           $         1.61     $         0.30
                                                                ==============     ==============
Adjusted average number of common shares
   outstanding                                                          26,945             26,486



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS



--------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                   Second Quarter as of                Fiscal Year End
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                      July 31,            August 1,              January 30,
ASSETS                                                                  1999                 1998                   1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                                      $       34,575       $        5,834          $      30,219
  Receivables, less allowance for losses of
     $7,730, $9,139 and $7,487, respectively                            150,960               96,463                117,652
  Merchandise inventories                                               657,157              440,323                434,643
  Other current assets                                                   13,283               10,534                  5,461
                                                                 --------------       --------------          -------------
     Total current assets                                               855,975              553,154                587,975

Other assets and deferred charges                                        36,538                6,770                  6,960
Intangible assets - net                                                 233,445               72,116                 74,749
Property and equipment at cost:
  Land                                                                  132,241              119,903                121,577
  Buildings                                                             584,970              536,095                540,953
  Equipment                                                             487,162              378,562                408,313
  Leasehold improvements                                                 86,051               57,112                 58,820
  Property under construction                                            29,673                2,741                 12,999
  Property under capital leases                                         105,793               26,419                 58,004
                                                                 --------------       --------------          -------------
                                                                      1,425,890            1,120,832              1,200,666
Less accumulated depreciation and amortization:
  Property and equipment                                                520,107              461,751                487,137
  Property under capital leases                                          30,290               12,285                  9,689
                                                                 --------------       --------------          -------------
     Net property and equipment                                         875,493              646,796                703,840
                                                                 --------------       --------------          -------------
     Total assets                                                $    2,001,451       $    1,278,836          $   1,373,524
                                                                 ==============       ==============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                                $       84,751       $       30,000          $
  Accounts payable - trade                                              296,883              203,420                189,581
  Accrued compensation and related taxes                                 46,453               29,921                 40,955
  Accrued other liabilities                                             197,945              136,407                169,530
  Accrued income and other taxes                                         24,065                8,596                 16,127
  Current portion of long-term obligations                              146,127                4,852                  4,597
                                                                 --------------       --------------          -------------
    Total current liabilities                                           796,224              413,196                420,790

Long-term obligations                                                   445,113              433,103                467,191
Deferred income taxes                                                    52,142               21,933                 26,301
Minority interest                                                        52,488
Shareholders' equity:
  Common stock                                                              304                  261                    261
  Additional paid-in capital                                            381,201              227,730                228,479
  Retained earnings                                                     273,979              182,613                230,502
                                                                 --------------       --------------          -------------
     Total shareholders' equity                                         655,484              410,604                459,242
                                                                 --------------       --------------          -------------
     Total liabilities and shareholders' equity                  $    2,001,451       $    1,278,836          $   1,373,524
                                                                 ==============       ==============          =============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Year to Date (26 Weeks) Ended
---------------------------------------------------------------------------------------------------
(In thousands)
                                                                  July 31,            August 1,
                                                                    1999                1998
---------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                 $     43,382         $     8,051
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                   37,736              34,870
    Provision for losses on receivables                                427                 302
    Gain on sale of property and equipment                          (2,201)               (822)
    Gain on sale of ProVantage stock                               (57,236)
    Deferred income taxes                                           19,800               6,755
    Extraordinary loss on early retirement of debt,
       net of tax benefit                                            3,776
    Change in assets and liabilities (excluding effects of
       business acquisitions):
     Receivables                                                   (24,933)              1,047
     Merchandise inventories                                       (50,920)            (69,638)
     Other current assets                                           (4,266)             (2,748)
     Other assets and intangibles                                   (3,440)             (1,845)
     Accounts payable                                               36,603               9,774
     Accrued  liabilities                                          (33,347)            (22,619)
-----------------------------------------------------------------------------------------------
     Net cash (used in) operating activities                       (34,619)            (36,873)
-----------------------------------------------------------------------------------------------
 Cash flows from investing activities:
 Payments for property and equipment                               (53,828)            (44,118)
 Proceeds from the sale of property and equipment                    4,529                 769
 Business acquisitions, net of cash acquired                       (94,033)
-----------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                      (143,332)            (43,349)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Change in short-term debt                                          (9,567)             30,000
 Issuance of common stock from stock options                         3,710               4,113
 Issuance of common stock from public offering                     147,337
 Proceeds from the sale of ProVantage stock                        106,431
 Retirement of debt and capital leases                             (65,604)             (2,401)
-----------------------------------------------------------------------------------------------
      Net cash provided by financing activities                    182,307              31,712
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 4,356             (48,510)
Cash and cash equivalents at beginning of year                      30,219              54,344
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of second quarter            $     34,575         $     5,834
===============================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS



---------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Year to Date (26 Weeks) Ended
---------------------------------------------------------------------------------------------------
(In thousands)
                                                                 July 31,            August 1,
                                                                   1999                1998
---------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)

Supplemental cash flow information:
  Noncash investing and financial activities -
    Retirement of treasury stock                                                    $ 152,179









See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)



                                                Common Stock                                                    Treasury Stock
                                           ------------------------       Additional                      --------------------------
                                                                           Paid-in         Retained
                                            Shares         Amount          Capital         Earnings      Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT JANUARY 31, 1998                 33,941    $      339      $   283,520      $   264,316     (8,174)         $ (152,179)

Net earnings                                                                                 55,636

Sale of common stock under option plans         362              4           4,568

Income tax benefit related to stock options                                  2,435

Restricted stock expense                                                                        603

Retirement of treasury stock                 (8,174)           (82)        (62,044)         (90,053)     8,174             152,179
                                             ---------------------------------------------------------------------------------------
BALANCES AT JANUARY 30, 1999                 26,129            261         228,479          230,502      -                  -

Net earnings                                                                                 43,382

Sale of common stock under public offering    4,025             40         147,297

Sale of common stock under option plans         227              3           3,707

Income tax benefit related to stock options                                  1,718

Restricted stock expense                                                                         95
                                             ---------------------------------------------------------------------------------------
BALANCES AT JULY 31, 1999                    30,381     $      304     $   381,201      $   273,979      -              $   -
                                             =======================================================================================




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

In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company believes this statement will have no significant impact on the Company's consolidated financial statements.

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $36.9 million and $40.6 million higher at July 31, 1999 and at August 1, 1998, respectively.

Intangible Assets:

The fair value of the intangible assets of businesses acquired are amortized using the straight-line method over 5 to 40 years. Accumulated amortization for these assets was $13.8 million and $9.5 million at July 31, 1999 and August 1, 1998, respectively.

Extraordinary Item:

During the first quarter of fiscal 1999, the Company retired debt with a face value of $57.1 million prior to maturity. The debt repurchases resulted in an extraordinary after tax charge of $3.8 million.

Income Taxes:

The provision for income tax expense, including the income tax benefit for the extraordinary item and minority interest, for the first half of fiscal 1999 was $28.1 million, of which $8.3 million is current and $19.8 million is deferred tax expense. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Reclassifications:

Certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform to those used in fiscal 1999.

Acquisitions:

On July 6, 1999, the Company completed a tender offer for all of the outstanding voting common stock of Pamida Holdings Corporation ("Pamida") at a price of $11.50 per share. The Company simultaneously acquired all of Pamida's outstanding non-voting common stock. Approximately $104.4 million was disbursed in consummation of the Pamida acquisition. The Company utilized cash from its operations to fund this acquisition. The acquisition was accounted for as a purchase. The financial statements as of July 31, 1999 reflect the preliminary allocation of the purchase price. Such allocations could change based upon the receipt of various appraisals and the completion of the assessment of fair values and such changes could be significant. Pamida is a retail chain headquartered in Omaha, Nebraska operating 152 Pamida and 4 Heartland Furniture stores in 15 Midwestern, North Central and Rocky Mountain states as of July 31, 1999.

Business Segment Information:

The Company's reportable segments are strategic business units that offer different products and services, and include a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations), a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations) and a ProVantage segment (which includes health benefit management products and services, pharmacy mail products, vision benefit management products and services and health information and clinical support services).

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):



                                                                                                  First Half
                                                                                   ----------------------------------------
                                                                                    July 31,                August 1,
                                                                                      1999                    1998
-------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                                                             $       1,160,024       $        1,036,195
    Pamida Retail                                                                        54,922
    ProVantage                                                                          429,842                  294,760
    Intercompany*                                                                       (23,650)                 (16,731)
-------------------------------------------------------------------------------------------------------------------------
      Total net sales                                                         $       1,621,138       $        1,314,224
-------------------------------------------------------------------------------------------------------------------------
* Intercompany sales consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage.

Earnings before income taxes, minority interest and extraordinary item
    ShopKo Retail                                                             $          43,950       $           38,751
    Pamida Retail                                                                           216
    ProVantage                                                                            7,851                    6,480
    Corporate                                                                           (10,575)                 (13,677)
    Interest expense                                                                    (20,833)                 (18,295)
    Gain on sale of ProVantage stock                                                     57,236
-------------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes, minority interest and extraordinary
      item                                                                    $          77,845       $           13,259
-------------------------------------------------------------------------------------------------------------------------
Assets
    ShopKo Retail                                                             $       1,245,501       $        1,095,293
    Pamida Retail                                                                       522,655
    ProVantage                                                                          220,498                  170,970
    Corporate                                                                            12,797                   12,573
-------------------------------------------------------------------------------------------------------------------------
      Total assets                                                            $       2,001,451       $        1,278,836
-------------------------------------------------------------------------------------------------------------------------


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first half of fiscal 1999 and fiscal 1998.

Significant Events:

On July 19, 1999, the initial public offering of 6,440,000 shares of ProVantage common stock at $18.00 per share was completed which included the underwriters' over-allotment option of 840,000 shares. The Company received approximately $106.4 million in the transaction and recognized a $57.2 million pre-tax gain. The Company retained approximately 64.5 percent of ProVantage's stock. ProVantage's stock is listed on the New York Stock Exchange under the symbol `PHS.'

On July 21, 1999, the Company completed an offering of 4,025,000 shares of common stock at $38.50 per share. The Company used the net proceeds of approximately $147.3 million of the offering for repayment of a portion of the debt it assumed in connection with its recent acquisition of Pamida.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 31, 1999 and August 1, 1998 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the second quarter and first half of fiscal 1999 and 1998 as a percentage of net sales:

                                                                     Second Quarter                    First Half
                                                                     --------------                    ----------
                                                                Fiscal           Fiscal         Fiscal          Fiscal
                                                                 1999             1998           1999            1998
                                                                 ----             ----           ----            ----

Revenues
     Net sales                                                     100.0 %         100.0 %         100.0 %         100.0 %
     Licensed department rentals and other
      income                                                         0.4             0.4             0.4             0.4
                                                              ----------        --------       ---------       ---------
                                                                   100.4           100.4           100.4           100.4
Costs and expenses
     Cost of sales                                                  79.0            77.4            79.3            77.8
     Selling, general and administrative
       expenses                                                     16.2            17.2            16.1            17.2
     Nonrecurring charge                                             0.1             0.3             0.1             0.3
     Depreciation and amortization expenses                          2.3             2.7             2.3             2.7
                                                              ----------        --------       ---------       ---------
                                                                    97.6            97.6            97.8            98.0

Income from operations                                               2.8             2.8             2.6             2.4
Interest expense - net                                               1.3             1.3             1.3             1.4
Gain on sale of ProVantage stock                                     6.6             0.0             3.5             0.0
                                                              ----------        --------       ---------       ---------

Earnings before income taxes, minority
     interest and extraordinary item                                 8.1             1.5             4.8             1.0
Provision for income taxes                                           3.2             0.6             1.9             0.4
                                                              ----------        --------       ---------       ---------

Earnings before minority interest and
     extraordinary item                                              4.9             0.9             2.9             0.6
Minority interest                                                    0.0             0.0             0.0             0.0
                                                              ----------        --------       ---------       ---------

Earnings before extraordinary item                                   4.9             0.9             2.9             0.6
Extraordinary (loss) on retirement of
     debt, net of income taxes                                       0.0             0.0           (0.2)             0.0
                                                              ----------        --------       ---------       ---------

Net earnings                                                         4.9 %           0.9 %          2.7 %            0.6 %
                                                              ==========        ========       =========       =========

The Company has three business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations), a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations) and a ProVantage segment (which includes health benefit management products and services, pharmacy mail products, vision benefit management products and services and health information and clinical support services). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy and processed by ProVantage, have been eliminated.

The following tables set forth items from the Company's business segments as percentages of net sales:



SHOPKO RETAIL
                                                                        Second Quarter                   First Half
                                                                        --------------                   ----------
                                                                   Fiscal          Fiscal         Fiscal         Fiscal
                                                                    1999            1998           1999           1998
                                                                    ----            ----           ----           ----

Revenues
     Net sales                                                      100.0 %         100.0 %        100.0 %        100.0 %
     Licensed departmental rentals and other
       income                                                         0.5             0.5            0.5            0.5
                                                               ----------       ---------      ---------      ---------
                                                                    100.5           100.5          100.5          100.5
Costs and expenses
     Cost of sales                                                   74.5            73.5           74.6           74.0
     Selling, general and administrative
       expenses                                                      19.2            19.9           19.4           19.8
     Depreciation and amortization expenses                           2.6             3.0            2.7            3.0
                                                               ----------       ---------      ---------      ---------
                                                                     96.3            96.4           96.7           96.8

Income from operations                                                4.2 %           4.1 %          3.8 %          3.7 %



PAMIDA RETAIL
                                                                        Second Quarter                   First Half
                                                                        --------------                   ----------
                                                                   Fiscal          Fiscal         Fiscal         Fiscal
                                                                    1999            1998           1999           1998
                                                                    ----            ----           ----           ----

Revenues
     Net sales                                                      100.0 %           0.0 %        100.0 %          0.0 %
     Licensed departmental rentals and other
       income                                                         0.3             0.0            0.3            0.0
                                                               ----------       ---------      ---------      ---------
                                                                    100.3             0.0          100.3            0.0
Costs and expenses
     Cost of sales                                                   75.6             0.0           75.6            0.0
     Selling, general and administrative
       expenses                                                      20.6             0.0           20.6            0.0
     Depreciation and amortization expenses                           3.7             0.0            3.7            0.0
                                                               ----------       ---------      ---------      ---------
                                                                     99.9             0.0           99.9            0.0

Income from operations                                                0.4 %           0.0 %          0.4 %          0.0 %

PROVANTAGE


                                                                       Second Quarter                   First Half
                                                                       --------------                   ----------
                                                                   Fiscal          Fiscal         Fiscal         Fiscal
                                                                    1999            1998           1999           1998
                                                                    ----            ----           ----           ----

Revenues
     Net sales                                                      100.0 %         100.0 %        100.0 %        100.0 %
     Licensed department rentals and other
      income                                                          0.0             0.1            0.0            0.1
                                                                ---------       ---------      ---------      ---------
                                                                    100.0           100.1          100.0          100.1
Costs and expenses
     Cost of sales                                                   93.6            92.6           93.6           92.7
     Selling, general and administrative
      expenses                                                        3.6             4.0            3.6            4.0
     Depreciation and amortization expenses                           1.0             1.2            1.0            1.1
                                                                ---------       ---------      ---------      ---------
                                                                     98.2            97.8           98.2           97.8

Income from operations                                                1.8 %           2.3 %          1.8 %          2.3 %


Net Sales

The following table presents the Company's consolidated net sales for the second quarter and first half of fiscal 1999 and fiscal 1998:




                                                              SECOND QUARTER          % INCREASE
                                                              --------------          ----------
                                                            FISCAL        FISCAL
                                                            1999           1998      TOTAL       COMP
                                                            ----           ----      -----       ----
            ShopKo Retail                                  $610.6         $532.0     14.8        9.2
            Pamida Retail                                    54.9            N/A      N/A        N/A
                                                             ----            ---
            Total Retail Stores                             665.5          532.0     25.1        N/A
            ProVantage                                      214.9          149.0     44.2        N/A
            Intercompany                                    (11.9)          (8.5)     N/A        N/A
                                                           ------          -----      ---        ---
            Consolidated                                   $868.5         $672.5     29.1
                                                           ======         ======     ====



                                                               FIRST HALF               % INCREASE
                                                               ----------               ----------
                                                           FISCAL        FISCAL
                                                           1999          1998        TOTAL      COMP
                                                           ----          ----        -----      ----
            ShopKo Retail                                $1,160.0       $1,036.2     12.0        8.7
            Pamida Retail                                    54.9            N/A      N/A        N/A
                                                             ----            ---
            Total Retail Stores                           1,214.9        1,036.2     17.3        N/A
            ProVantage                                      429.8          294.8     45.8        N/A
            Intercompany                                    (23.6)         (16.8)     N/A        N/A
                                                           ------         ------      ---        ---
            Consolidated                                 $1,621.1       $1,314.2     23.4
                                                         ========       ========     ====

The 9.2% increase in second quarter ShopKo Retail comparable store sales are derived from the following segment categories: Retail Health increased 17.8%, Apparel increased 9.0% and Hardlines/Home increased 7.5%. The 8.7% increase in first half ShopKo Retail comparable store sales are derived from the following segment categories: Retail Health increased 19.0%, Apparel increased 11.9% and Hardlines/Home increased 9.3%. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

In April 1999, the Company opened ten former Venture locations and one former Target location. All of these locations include in-store pharmacies and optical centers. Two additional new stores will be opening during the third quarter of fiscal 1999.

In July 1999, the Company acquired the retail chain Pamida Holdings Corporation ("Pamida"), which operates 152 Pamida stores and 4 Heartland Furniture stores in 15 Midwestern, North Central and Rocky Mountain states as of July 31, 1999. On August 30, 1999, the Company sold the entire Heartland Home Furniture business to a group of investors. The Pamida stores sales are included in net sales since their acquisition but they are not included in retail comparable store sales since they were not owned by ShopKo for the entire preceding fiscal year.

The increase in ProVantage sales in the second quarter and first half is due primarily to internally generated growth in claims processing and mail pharmacy. Included in ProVantage sales are the following: (i) administrative and dispensing fees plus the cost of pharmaceuticals dispensed by pharmacies participating in the network maintained by ProVantage or by ProVantage's mail service pharmacy to members of health benefit plans sponsored by ProVantage's clients; (ii) administrative fees plus the cost of sales of eyeglasses and contact lenses relating to vision benefit management services; and (iii) license and service fees for health information technology and clinical support services.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:


                                                                      Second Quarter
                                                                      --------------
                                      ShopKo Retail          Pamida Retail            ProVantage            Consolidated
                                      -------------          -------------            ----------            ------------
                                    Fiscal      Fiscal      Fiscal     Fiscal     Fiscal     Fiscal      Fiscal      Fiscal
                                     1999        1998        1999       1998       1999       1998        1999        1998
                                     ----        ----        ----       ----       ----       ----        ----        ----
Gross margin percent                25.5%       26.5%       24.4 %       N/A       6.4 %      7.4 %      21.0 %      22.6 %
Gross margin percent prior to
LIFO charge                         25.7%       26.7%       24.4 %       N/A        N/A        N/A       21.2 %      22.8 %


                                                                         First Half
                                                                         ----------
                                      ShopKo Retail          Pamida Retail            ProVantage            Consolidated
                                      -------------          -------------            ----------            ------------
                                    Fiscal      Fiscal      Fiscal     Fiscal     Fiscal     Fiscal      Fiscal      Fiscal
                                     1999        1998        1999       1998       1999       1998        1999        1998
                                     ----        ----        ----       ----       ----       ----        ----        ----
Gross margin percent                25.4%       26.0%       24.4 %       N/A       6.4 %      7.3 %      20.7 %      22.2 %
Gross margin percent prior to
LIFO charge                         25.6%       26.3%       24.4 %       N/A        N/A        N/A       20.8 %      22.3 %


Consolidated gross margin as a percent of sales for the second quarter was 21.0 percent compared with 22.6 percent for the same period last year. For the first half, the consolidated gross margin as a percent of sales was 20.7 percent compared with 22.2 percent for the same period last year.

ShopKo's Retail gross margin as a percent of sales for the second quarter was
25.5 percent compared with 26.5 percent last year. The FIFO ShopKo Retail gross margin as a percent of sales for the quarter was 25.7 percent compared with 26.7 percent last year. The ShopKo Retail gross margin as a percent of sales for the first half was 25.4 percent compared with 26.0 last year. Notwithstanding this margin rate decrease, ShopKo Retail LIFO gross margin dollars increased 9.0 percent to $294.4 million. The FIFO ShopKo Retail gross margin as a percent of sales was 25.6 percent compared with 26.3 percent for the same period last year. The decrease in the gross margin rate for the second quarter and first half is primarily attributable to planned lower gross margin rates in general merchandise categories due to increased promotional sales and lower gross margin rates in retail pharmacy due to the increased third party business.

Pamida's Retail gross margin as a percent of sales was 24.4 percent for the month of July. The results of the Pamida operations have been included in the consolidated statements of earnings since the date of the acquisition.

ProVantage's gross margin as a percent of sales for the second quarter experienced a planned decrease to 6.4 percent from 7.4 percent. During the first half, ProVantage's gross margin as a percent of sales decreased to 6.4 percent from 7.3 percent. The decrease in the gross margin rate for the second quarter and first half is primarily due to increasing prescription costs and the addition of larger clients with lower average transaction fees.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of sales for the second quarter were 16.2 percent compared with 17.2 percent last year. For the first half, the consolidated selling, general and administrative expenses as a percent of sales decreased to 16.1 percent from 17.2 percent last year.

ShopKo Retail selling, general and administrative expenses as a percent of sales for the second quarter were 19.2 percent compared with 19.9 percent last year. Excluding expenses incurred for year 2000 compliance, ShopKo Retail selling, general and administrative expenses as a percent of sales were 19.0 percent for the second quarter compared to 19.8 percent last year. This reduction is primarily due to leveraging store payroll cost and fixed costs against increased sales volume. During the first half, ShopKo Retail selling, general and administrative expenses as a percent of sales were 19.4 percent compared to 19.8 percent last year. Excluding expenses incurred for year 2000 compliance, ShopKo Retail selling, general and administrative expenses as a percent of sales were
19.2 percent compared to 19.8 percent last year. Pamida Retail selling, general and administrative expenses were 20.6 percent of sales for the month of July.

ProVantage's selling, general and administrative expenses were 3.6 percent of sales for the second quarter compared to 4.0 percent of sales for the same period last year. This decrease is primarily due to leveraging costs against increased sales volume. ProVantage's selling, general and administrative expenses decreased to 3.6 percent of sales during the first half compared with
4.0 percent of sales for the same period last year.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $81.1 million for the first half of fiscal 1999 compared to $42.9 million for the same period last year. Cash provided from net earnings for the 26 weeks ended July 31, 1999 includes a pre-tax gain of $57.2 million from the sale of ProVantage stock. The Company had $84.8 million outstanding under its credit agreements at the end of the first half of fiscal 1999 compared to $30.0 million outstanding at the end of the first half of fiscal 1998.

On July 21, 1999, the Company completed an offering of 4,025,000 shares of common stock at $38.50 per share. The Company used the net proceeds of approximately $147.3 million of the offering for repayment of a portion of the debt it assumed in connection with its recent acquisition of Pamida and other corporate purposes.

On July 19, 1999, the initial public offering of 5,600,000 shares of ProVantage common stock at $18.00 per share was completed. The Company also sold an additional 840,000 shares of ProVantage common stock pursuant to the underwriters' over-allotment option. The Company received approximately $106.4 million in this transaction of which $20.0 million will be retained by ProVantage. The Company used the remaining proceeds of the offering to pay down its short-term debt. ProVantage's stock is listed on the New York Stock Exchange under the symbol 'PHS.'

As of July 31, 1999, the Company had a $200.0 million revolving credit agreement with a consortium of banks. This credit facility is unsecured and is effective through January 31, 2002. In April 1999, the Company negotiated a $50.0 million unsecured bankers acceptance note which is due October 20, 1999 and in September 1999, the Company also negotiated a $100.0 million unsecured 364-day credit facility. Pamida's $125.0 million committed Loan and Security Agreement, as amended, (the "Pamida Loan Agreement") had been utilized by Pamida prior to the Company's acquisition of Pamida and shortly thereafter for working capital purposes. Obligations under the Pamida Loan Agreement were $34.8 million as of July 31, 1999. On August 11, 1999, the remaining balance of the Pamida Loan Agreement was paid in full and the Company plans to terminate the agreement on or before September 30, 1999. Funds generated from operations, and if necessary, the Company's revolving credit facility or other short-term borrowings are expected to fund the projected working capital needs and total capital expenditures through fiscal 1999.

The Company has entered into a credit agreement with ProVantage which provides that ProVantage may borrow up to $25.0 million from the Company on a revolving basis. ProVantage's capital needs are expected to be met through the proceeds of its initial public offering, cash generated from its operations, and borrowings under the credit agreement with the Company or third party sources.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $53.8 million on capital expenditures in the first half of fiscal 1999 (excluding business acquisitions), compared to $44.1 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending January 29, 2000 are anticipated to approximate $150.0 to $170.0 million, the majority of which would relate to remodeling the 11 stores opened in April 1999 and constructing the two new stores that will open in the third quarter; expansion of the Company's distribution facilities; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. The Company plans to expand its distribution centers in Wisconsin and Idaho and to build a new distribution facility near Omaha, Nebraska. The total capital expenditures for these distribution facilities for fiscal years 1999 and 2000 will be approximately $70.0 to $75.0 million with approximately $40.0 to $45.0 million being spent in fiscal 1999. These amounts exclude any capital that may be required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

The Company expects to pursue growth of its Retail Store business through new store construction or acquisition of existing retail stores or businesses. ProVantage expects to consider and, if appropriate, pursue the acquisition of health services or health information technology businesses. Such plans may be reviewed and revised from time to time in light of changing conditions. Depending upon the size and structure of any such acquisitions, the Company and/or ProVantage may require additional capital resources. The Company believes that adequate sources of capital will be available.

On August 20, 1997, ProVantage acquired PharMark, a software and database development business providing information driven strategies for optimizing medical and pharmaceutical outcomes, based in Arlington, Virginia. The purchase price for PharMark was approximately $15.2 million, of which $14.2 million was paid in cash and $1.0 million was due in August 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and the date on which the Company ceases to own at least a majority of ProVantage's common stock. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The Contingent Payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 19 years.

On December 19, 1997, ShopKo bought the outstanding stock of Penn-Daniels, a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $25.8 million has been retired. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels' outstanding debt. The acquisition was accounted for under the purchase method of accounting. The results of Penn-Daniels' operations since the date of acquisition have been included in the Company's consolidated statements of earnings.

In connection with the Penn-Daniels acquisition, the Company incurred $3.9 million in nonrecurring pre-tax costs in the first half of fiscal 1998. The Company funded these costs from available cash and borrowings under the Company's revolving credit facility.

On July 6, 1999, the Company completed a tender offer for all of the outstanding voting common stock of Pamida at a price of $11.50 per share. The Company simultaneously acquired all of Pamida's non-voting common stock from 399 Venture Partners, Inc. at a price of $11.50 per share. Pamida is a retail chain headquartered in Omaha, Nebraska operating 152 Pamida and 4 Heartland Furniture stores in 15 Midwestern, North Central and Rocky Mountain states as of July 31, 1999. On August 30, 1999, the Company sold the entire Heartland Home Furniture business to a group of investors.

The Pamida acquisition was accounted for under the purchase method of accounting. The results of Pamida's operations since the date of acquisition have been included in the Company's consolidated statements of earnings. The Company expects that the acquisition will be accretive to earnings in the current fiscal year, excluding the effects of nonrecurring charges related to the transaction which are expected to be in the range of $5.0 to $8.0 million on a pre-tax basis. During the second quarter, the Company incurred $0.8 million in nonrecurring pre-tax charges related to the Pamida acquisition. The nonrecurring charges reflect the costs of employee retention programs and various integration initiatives.

On July 21, 1999, the Company called for redemption of all $140.0 million of Pamida's 11 3/4% senior subordinated notes. The redemption date for the senior subordinated notes is September 3, 1999. The total amount due to the holders of Pamida's senior subordinated notes is approximately $153.0 million, which includes principal, accrued interest and premium due on call. The Company expects to fund this redemption from cash flows from operations and other short-term borrowings.

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

As part of its Year 2000 project, the Company has communicated with its merchandise vendors and services suppliers to assess their state of Year 2000 readiness. A significant percentage of its vendors have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or onsite visits as deemed appropriate. Despite the Company's diligence, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be compliant.

ShopKo Retail:

With respect to IT systems, substantially all of the Company's critical business systems are currently compliant. The Company has performed certification testing for 73.0 percent of its business systems and the remaining 27.0 percent are expected to be certified during the third quarter of fiscal 1999. The Company has substantially completed renovation and testing of its non-IT systems.

Pamida Retail:

With respect to IT systems, approximately 69.0 percent of Pamida's critical business systems are currently compliant and the remainder are expected to be renovated in the third quarter of fiscal 1999. Pamida has performed certification testing of approximately 69.0 percent of its business systems and the remaining 31.0 percent is expected to be certified by the end of November 1999. With respect to non-IT systems, the assessment phase is complete and renovation is planned to be completed by the end of October 1999.

ProVantage:

With respect to IT systems, substantially all of ProVantage's critical business systems are currently compliant. ProVantage has certified 50.0 percent of its business systems and the remaining 50.0 percent are expected to be certified during the third quarter of fiscal 1999. With respect to non-IT systems, 53.0 percent are compliant and the remaining systems are expected to be renovated in October 1999.

Costs

As a result of the significant investment made by the Company in both hardware and software over the past several years, the majority of its IT systems do not require renovation. The Company estimates that it will incur internal and external expenses of $5.0 to $7.0 million in conjunction with the Year 2000 compliance project of which approximately $4.2 million has already been incurred. $2.0 million was incurred in fiscal 1998, and $2.2 million was incurred through the first half of fiscal 1999.

Risks

With respect to the risks associated with its IT and non-IT systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. The Company also believes that these problems will not be overwhelming and will not have a material effect on the Company's operations or financial results. Failure of the Company to complete the remaining renovation of critical business systems as currently planned for Pamida Retail could materially and adversely affect the Company's ability to execute various aspects of its operations.

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

Contingency Plans

The Company has substantially completed contingency plans for ShopKo Retail and ProVantage for the most reasonably likely worst case scenarios described above. The Company has commenced the development of contingency plans for Pamida Retail for the most reasonably likely worst case scenarios described above and anticipates these plans will be in place by November 1999.

Year 2000 Readiness Statements

To allow its customers and suppliers an opportunity to assess the Company's state of readiness for the Year 2000, the Company maintains a Year 2000 web page at www.shopko.com. Statements made or contained herein or therein or any past statements made or contained herein or therein are deemed Year 2000 Readiness Statements and are subject to the Year 2000 Information and Readiness Disclosure Act (P.L.105-271), to the fullest extent permitted by law.

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

Stock Repurchase Program:

On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares will be used for stock-based employee benefit plans and other corporate purposes. As of the end of the first half of fiscal 1999, no shares of Common Stock had been repurchased under this program.

Senior Notes Buyback Program:

On February 8, 1999, the Company announced that its Board of Directors had authorized the Company to repurchase its Senior Notes from time to time in the open market and through privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. As of July 31, 1999, the Company has repurchased approximately $57.1 million of the Senior Notes.

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

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

(a) The Company held its 1999 Annual Meeting of Shareholders on May 26, 1999.

(b) Votes cast for the election of directors at the 1999 Annual Meeting were as follows:


             William J. Podany:

                           For                                21,692,934

                           Withheld Authority                    180,485

             Gregory H. Wolf

                           For                                21,690,226

                           Withheld Authority                    183,193


Messrs. Kramer, Eugster, Girard, Reinertsen and Watson terms of office as directors continued after the 1999 Annual Meeting of Shareholders.

Votes cast to approve the Company's 1999 Executive Incentive Plan.



                           For                                21,482,000

                           Against                               313,871

                           Abstain                                77,548

                           Broker Non-Vote                             0


Votes cast to ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending January 29, 2000 were as follows:


                           For                                21,853,878

                           Against                                12,561

                           Abstain                                 6,980

                           Broker Non-Vote                             0

Item 5.  Other Information

On August 16, 1999, John G. Turner, chairman and chief executive officer of ReliaStar Financial Corporation in Minneapolis, Minnesota joined the Company's Board of Directors. Mr. Turner replaced Dr. James Reinertsen, who resigned from the Company's Board of Directors due to time constraints related to his position as chief executive officer of CareGroup Healthcare System in Boston, Massachusetts.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  2.1 Agreement and Plan of Merger dated as of May 10, 1999 by and among ShopKo Stores, Inc., its wholly-owned subsidiary, ShopKo Merger Corp., and Pamida Holdings Corporation.

                  11 Computation of Earnings Per Common and Common Equivalent Share.

                  12                Statements Re Computation of Ratios.

                  27                Financial Data Schedule.

         The Registrant hereby agrees to furnish to the Commission upon request any long-term debt instrument, the principal amount of which represents 10.0 percent or less of the Registrant's consolidated assets.


         (b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the second quarter of fiscal 1999 as follows:

Date of Report                              Items Reported
--------------                              --------------

July 6, 1999                                Items  2,5,7 - The  Company
                                            consummated  its  tender offer for
                                            the outstanding  voting common stock
                                            of Pamida Holdings Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SHOPKO STORES, INC. (Registrant)


Date:    September 13, 1999                 By: /s/ Richard D. Schepp
                                                --------------------------------
                                                    Richard D. Schepp
                                                    Senior Vice President
                                                    General Counsel and
                                                    Secretary
                                                    (Duly Authorized Officer of
                                                     Registrant)


Date:    September 13, 1999                 By: /s/ Jeffery R. Simons
                                                --------------------------------
                                                    Jeffery R. Simons
                                                    Vice President and
                                                    Controller
                                                    (Chief Accounting Officer
                                                    and Duly Authorized Officer
                                                    of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                             Sequential
Number                              Exhibit                         Page Number
------                              -------                         -----------

2.1 Agreement and Plan of Merger dated as of May 10, 1999 by and among Shopko Stores, Inc., its wholly-owned subsidiary, ShopKo Merger Corp., and Pamida Holdings Corporation (incorporated by reference to
                  Exhibit 99(c)(1) to the ShopKo Stores, Inc.
                  and ShopKo Merger Corp. Schedule 14D-1
                  filed May 17, 1999).

11                Computation of Earnings Per Common and
                  Common Equivalent Share.

12                Statements Re Computation of Ratios.

27                Financial Data Schedule.