Form 10-Q
period 1999-10-30
SHOPKO STORES INC
filed 1999-12-14
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended October 30, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number 1-10876

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

     Wisconsin                              41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 700 Pilgrim Way, Green Bay, Wisconsin               54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code    (920) 429-2211
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

Yes  X    No
   ----     ----

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 26, 1999 is as follows:

     Title of Each Class                   Shares Outstanding
     -------------------                   ------------------
     Common Shares                         30,396,080

     Exhibit Index                         Page 1 of Page 31
     on Page 28

                               SHOPKO STORES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 30, 1999

                                      INDEX

                                                                                Page
                                                                                ----
Part I    Item 1 - Financial Statements

                   Consolidated Statements of Earnings for the 13 weeks           3
                   ended October 30, 1999 and October 31, 1998

                   Consolidated Statements of Earnings for the 39 weeks           4
                   ended October 30, 1999 and October 31, 1998

                   Consolidated Balance Sheets as of October 30, 1999,            5
                   October 31, 1998 and January 30, 1999

                   Consolidated Statements of Cash Flows for the 39             6-7
                   weeks ended October 30, 1999 and October 31, 1998

                   Consolidated Statements of Shareholders' Equity for            8
                   the 39 weeks ended October 30, 1999 and for the year
                   ended January 30, 1999

                   Notes to Consolidated Financial Statements                  9-13

          Item 2 - Management's Discussion and Analysis of Financial          14-24
                   Condition and Results of Operations

          Item 3 - Quantitative and Qualitative Disclosure About                 25
                   Market Risk

Part II   Item 6 - Exhibits and Reports on Form 8-K                           25-26

          Signatures                                                             27

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                    Third Quarter (13 Weeks) Ended
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                 October 30,        October 31,
                                                                      1999             1998         % Increase
--------------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Revenues:
   Net sales                                                    $    1,018,191    $       726,448         40.2
   Licensed department rentals and other income                          3,580              3,162
                                                                --------------    ---------------
                                                                     1,021,771            729,610         40.0
Costs and expenses:
   Cost of sales                                                       803,155            573,611
   Selling, general and administrative expenses                        160,888            115,774
   Nonrecurring charge                                                   3,372              1,786
   Depreciation and amortization expenses                               24,019             16,508
                                                                --------------    ---------------
                                                                       991,434            707,679         40.1

Income from operations                                                  30,337             21,931         38.3
Interest expense                                                        13,362             10,464
                                                                --------------    ---------------

Earnings before income taxes and minority interest                      16,975             11,467         48.0
Provision for income taxes                                               6,614              4,503
                                                                --------------    ---------------

Earnings before minority interest                                       10,361              6,964         48.8
Minority interest                                                       (1,003)
                                                                --------------    ---------------

Net earnings                                                    $        9,358    $         6,964         34.4
                                                                ==============    ===============

Basic net earnings per common share                             $         0.31    $          0.27
                                                                ==============    ===============
Weighted average number of common shares
   outstanding                                                          30,376             26,093

Diluted net earnings per common share                           $         0.30    $          0.26
                                                                ==============    ===============
Adjusted  weighted average number of common shares
   outstanding                                                          30,702             26,517

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                       Year To Date (39 Weeks) Ended
---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                 October 30,        October 31,
                                                                     1999               1998            % Increase
---------------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
Revenues:
   Net sales                                                    $    2,639,329     $    2,040,672           29.3
   Licensed department rentals and other income                          9,876              8,931
                                                                --------------     --------------
                                                                     2,649,205          2,049,603           29.3
Costs and expenses:
   Cost of sales                                                     2,088,997          1,596,666
   Selling, general and administrative expenses                        422,461            342,351
   Nonrecurring charge                                                   4,213              5,723
   Depreciation and amortization expenses                               61,755             51,378
                                                                --------------     --------------
                                                                     2,577,426          1,996,118           29.1

Income from operations                                                  71,779             53,485           34.2
Interest expense                                                        34,195             28,759
Gain on sale of ProVantage stock                                        57,236
                                                                --------------     --------------

Earnings before income taxes, minority interest
   and extraordinary item                                               94,820             24,726          283.5
Provision for income taxes                                              37,211              9,711
                                                                --------------     --------------

Earnings before minority interest
   and extraordinary item                                               57,609             15,015          283.7
Minority interest                                                       (1,093)
                                                                --------------     --------------

Earnings before extraordinary item                                      56,516             15,015          276.4
Extraordinary (loss) on retirement of debt,
   net of income taxes of $2,443                                        (3,776)
                                                                --------------     --------------

Net earnings                                                    $       52,740     $       15,015          251.2
                                                                ==============     ==============


Basic earnings per common share
   before extraordinary item                                    $         2.03     $         0.58
Extraordinary (loss) on retirement of debt                               (0.14)
                                                                --------------     --------------

Basic net earnings per common share                             $         1.90     $         0.58
                                                                ==============     ==============
Weighted average number of common shares
   outstanding                                                          27,775             26,010

Diluted earnings per common share
   before extraordinary item                                    $         2.00     $         0.57
Extraordinary (loss) on retirement of debt                               (0.13)
                                                                --------------     --------------

Diluted net earnings per common share                           $         1.87     $         0.57
                                                                ==============     ==============
Adjusted  weighted average number of common shares
    outstanding                                                         28,197             26,493



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                   Third Quarter as of    Fiscal Year End
------------------------------------------------------------------------------------------------
(In thousands)
                                                     October 30,      October 31,    January 30,
ASSETS                                                  1999             1998            1999
------------------------------------------------------------------------------------------------
                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $    34,055      $     6,948     $    30,219
  Receivables, less allowance for losses of
    $7,119, $9,412 and $7,487, respectively             172,526          106,545         117,652
  Merchandise inventories                               781,769          534,923         434,643
  Other current assets                                   17,688           15,472           5,461
                                                    -----------      -----------     -----------
     Total current assets                             1,006,038          663,888         587,975

Other assets and deferred charges                        14,326            7,430           6,960
Intangible assets - net                                 270,805           71,120          74,749
Property and equipment at cost:
  Land                                                  130,384          121,553         121,577
  Buildings                                             572,702          539,587         540,953
  Equipment                                             501,059          396,495         408,313
  Leasehold improvements                                 88,998           57,682          58,820
  Property under construction                            34,340            1,041          12,999
  Property under capital leases                         104,200           46,667          58,004
                                                    -----------      -----------     -----------
                                                      1,431,683        1,163,025       1,200,666
Less accumulated depreciation and amortization:
  Property and equipment                                537,909          476,249         487,137
  Property under capital leases                          29,604           13,071           9,689
                                                    -----------      -----------     -----------
     Net property and equipment                         864,170          673,705         703,840
                                                    -----------      -----------     -----------
     Total assets                                   $ 2,155,339      $ 1,416,143     $ 1,373,524
                                                    ===========      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                   $   325,000      $    80,000     $
  Accounts payable - trade                              320,249          268,276         189,581
  Accrued compensation and related taxes                 48,456           34,271          40,955
  Accrued other liabilities                             226,634          121,734         169,530
  Accrued income and other taxes                         16,937           16,044          16,127
  Current portion of long-term obligations                4,979            4,855           4,597
                                                    -----------      -----------     -----------
    Total current liabilities                           942,255          525,180         420,790


Long-term obligations                                   444,331          452,390         467,191
Deferred income taxes                                    52,702           20,683          26,301
Minority interest                                        53,578
Shareholders' equity:
  Common stock                                              304              261             261
  Additional paid-in capital                            381,361          227,902         228,479
  Retained earnings                                     283,383          189,727         230,502
  Less treasury stock                                    (2,575)
                                                    -----------      -----------     -----------
     Total shareholders' equity                         662,473          417,890         459,242
                                                    -----------      -----------     -----------
     Total liabilities and shareholders' equity     $ 2,155,339      $ 1,416,143     $ 1,373,524
                                                    ===========      ===========     ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                       Year to Date (39 weeks) Ended
-----------------------------------------------------------------------------------------
(In thousands)
                                                              October 30,     October 31,
                                                                 1999            1998
-----------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                   $  52,740      $  15,015
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                  61,755         51,378
    Provision for losses on receivables                               763            599
    Gain on sale of property and equipment                         (1,836)          (916)
    Gain on sale of ProVantage stock                              (57,236)
    Deferred income taxes                                          16,060          2,732
    Extraordinary loss on early extinguishment of debt,
       net of tax benefit                                           3,776
    Change in assets and liabilities (excluding effects of:
       business acquisitions):
     Receivables                                                  (46,835)        (9,332)
     Merchandise inventories                                     (175,532)      (164,238)
     Other current assets                                          (4,096)        (4,911)
     Other assets and intangibles                                   6,927         (2,269)
     Accounts payable                                              59,968         74,630
     Accrued liabilities                                          (12,378)       (25,738)
----------------------------------------------------------------------------------------
     Net cash (used in) operating activities                      (95,924)       (63,050)
----------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                              (85,968)       (66,777)
 Proceeds from the sale of property and equipment                   4,357          1,588
 Business acquisitions, net of cash acquired                      (99,033)
----------------------------------------------------------------------------------------
     Net cash (used in) investing activities                     (180,644)       (65,189)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
 Change in short-term debt                                        230,708         80,000
 Change in common stock from stock options                          3,828          4,229
 Change in common stock from public offering                      147,337
 Proceeds from the sale of ProVantage stock                       106,431
 Purchase of treasury stock                                        (2,575)
 Retirement of debt and capital leases                           (205,325)        (3,386)
----------------------------------------------------------------------------------------

     Net cash provided by financing activities                    280,404         80,843
----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                3,836        (47,396)
Cash and cash equivalents at beginning of year                     30,219         54,344
----------------------------------------------------------------------------------------

Cash and cash equivalents at end of third quarter               $  34,055      $   6,948
========================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                      Year to Date (39 Weeks) Ended
------------------------------------------------------------------------------------------------
(In thousands)
                                                          October 30,        October 31,
                                                             1999               1998
------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Supplemental cash flow information:

  Noncash investing and financial activities -

    Retirement of treasury stock                                             $  152,179

    Capital lease obligations incurred                                       $   20,247


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


--------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)


                                                      Common Stock          Additional                           Treasury Stock
                                                 ----------------------       Paid-in         Retained      ------------------------
                                                  Shares       Amount         Capital         Earnings      Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 31, 1998                      33,941     $      339     $  283,520      $   264,316     (8,174)      $ (152,179)

Net earnings                                                                                     55,636

Sale of common stock under option plans              362              4          4,568

Income tax benefit related to stock options                                      2,435

Restricted stock expense                                                                            603

Retirement of treasury stock                      (8,174)           (82)       (62,044)         (90,053)      8,174          152,179
                                                ------------------------------------------------------------------------------------
BALANCES AT JANUARY 30, 1999                      26,129            261        228,479          230,502           -                -

Net earnings                                                                                     52,740

Sale of common stock under public offering         4,025             40        147,297

Sale of common stock under option plans              235              3          3,825

Income tax benefit related to stock options                                      1,760

Restricted stock expense                                                                            141

Purchase of treasury stock                                                                                    (109)          (2,575)
                                                ------------------------------------------------------------------------------------
BALANCES AT OCTOBER 30, 1999                      30,389     $      304     $  381,361      $   283,383       (109)      $   (2,575)
                                                ====================================================================================



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

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $38.6 million and $41.8 million higher at October 30, 1999 and at October 31, 1998, respectively.

Intangible Assets:

The fair value of the intangible assets of businesses acquired are amortized using the straight-line method over 5 to 40 years. Accumulated amortization for these assets was $17.3 million and $10.6 million at October 30, 1999 and October 31, 1998, respectively.

Extraordinary Item:

During the first quarter of fiscal 1999, the Company retired debt with a face value of $57.1 million prior to maturity. The debt repurchases resulted in an extraordinary after tax charge of $3.8 million.

Income Taxes:

The provision for income tax expense, including the income tax benefit for the extraordinary item, for the first three quarters of fiscal 1999 was $34.8 million, of which $18.7 million is current and $16.1 million is deferred tax expense. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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


Acquisitions:

On July 6, 1999, the Company acquired all of the outstanding voting and nonvoting common stock of Pamida Holdings Corporation ("Pamida") for $104.4 million in cash $271.6 million of assumed debt and $128.6 million of trade and other accrued Liabilities. The Company utilized cash from its operations to fund this acquisition. The results of operations of Pamida since the acquisition are included in the accompanying consolidated financial statements. Pamida is a retail chain headquartered in Omaha, Nebraska operating 152 Pamida stores in 15 Midwestern, North Central and Rocky Mountain states as of July 6, 1999.

The acquisition of Pamida was accounted for as a purchase and the financial statements as of October 31, 1999 reflect the preliminary allocation of the purchase price. Such allocations could change based upon the receipt of various appraisals and the completion of the assessment of fair values and such changes could be significant. As of October 30, 1999, a total of $194.4 million was recorded as goodwill and will be amortized on a straight line basis over 40 years.

The following unaudited pro forma consolidated statement of earnings information has been prepared assuming the Pamida acquisition occurred on January 31, 1999 and February 1, 1998, respectively:

   (in thousands, except per share data)                                 Year To Date (39) Weeks Ended
                                                                         -----------------------------
                                                                          October 30,      October 31,
                                                                            1999               1998
   Net sales                                                              $2,922,806       $2,527,810
   Net earnings before extraordinary item                                 $   48,169       $   11,220
   Net earnings before extraordinary item per share                       $     1.82       $     0.42

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition in the future been consummated on such dates, nor do the results give effect to the nonrecurring charges related to the Pamida acquisition, synergies, cost savings and other charges expected to result from the acquisition of Pamida. The nonrecurring charges of $4.2 million primarily reflect the costs of employee retention programs and various integration iniatives. Accordingly, the pro forma results of operations do not purport to be indicative of the Company's results of operation for the periods ended or for any other future dates or periods.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                                              Year to Date
                                                                                 ----------------------------------------
                                                                                  October 30,              October 31,
                                                                                      1999                    1998
-------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                                                             $       1,786,804       $        1,607,180
    Pamida Retail                                                                       234,174
    ProVantage                                                                          655,714                  459,544
    Intercompany*                                                                       (37,363)                 (26,052)
-------------------------------------------------------------------------------------------------------------------------
      Total net sales                                                         $       2,639,329       $        2,040,672
=========================================================================================================================
* Intercompany sales consist of prescriptions that were both sold at a ShopKo pharmacy or a Pamida pharmacy and processed by ProVantage.

Earnings before income taxes, minority interest and extraordinary item
    ShopKo Retail                                                             $          72,342       $           64,110
    Pamida Retail                                                                         5,790
    ProVantage                                                                           12,104                   10,079
    Corporate                                                                           (18,457)                 (20,704)
    Interest expense                                                                    (34,195)                 (28,759)
    Gain on sale of ProVantage stock                                                     57,236
-------------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes, minority interest and extraordinary item  $          94,820       $           24,726
=========================================================================================================================

Assets                                                                          As of October 30,        As of October 31,
                                                                                     1999                     1998
    ShopKo Retail                                                             $       1,353,353       $        1,239,490
    Pamida Retail                                                                       541,819
    ProVantage                                                                          225,906                  162,502
    Corporate                                                                            34,261                   14,151
-------------------------------------------------------------------------------------------------------------------------
      Total assets                                                            $       2,155,339       $        1,416,143
=========================================================================================================================

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first three quarters of fiscal 1999 and fiscal 1998.

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

On March 26, 1998 the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. As of December 6, 1999, 815,600 shares of Common Stock had been repurchased for approximately $20.0 million. The repurchased shares will be used for stock-based employee benefit plans and other corporate purposes.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 30, 1999 and October 31, 1998 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the holiday selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited consolidated financial statements for the third quarter and the first three quarters of fiscal 1999 and 1998 as a percentage of net sales:

                                                                    Third Quarter                    Year to Date
                                                                Fiscal           Fiscal         Fiscal          Fiscal
                                                                 1999             1998           1999            1998
                                                              ----------        --------       ---------       ---------
Revenues
     Net sales                                                     100.0%          100.0%          100.0%          100.0%
     Licensed department rentals and other income                    0.4             0.4             0.4             0.4
                                                              ----------        --------       ---------       ---------
                                                                   100.4           100.4           100.4           100.4
Costs and expenses
     Cost of sales                                                  78.9            79.0            79.2            78.2
     Selling, general and administrative
       expenses                                                     15.8            15.9            16.0            16.8
     Nonrecurring charge                                             0.3             0.2             0.2             0.3
     Depreciation and amortization expenses                          2.4             2.3             2.3             2.5
                                                              ----------        --------       ---------       ---------
                                                                    97.4            97.4            97.7            97.8

Income from operations                                               3.0             3.0             2.7             2.6
Interest expense - net                                               1.3             1.4             1.3             1.4
Gain on sale of ProVantage stock                                     0.0             0.0             2.2             0.0
                                                              ----------        --------       ---------       ---------

Earnings before income taxes, minority
  interest and extraordinary item                                    1.7             1.6             3.6             1.2
Provision for income taxes                                           0.7             0.6             1.4             0.5
                                                              ----------        --------       ---------       ---------

Earnings before minority interest and
  extraordinary item                                                 1.0             1.0             2.2             0.7
Minority interest                                                   (0.1)            0.0            (0.1)            0.0
                                                              ----------        --------       ---------       ---------

Earnings before extraordinary item                                   0.9             1.0             2.1             0.7
Extraordinary (loss) on retirement of
  debt, net of income taxes                                          0.0             0.0            (0.1)            0.0
                                                              ----------        --------       ---------       ---------

Net earnings                                                         0.9%            1.0%            2.0%            0.7%
                                                              ==========        ========       =========       =========

The Company has three business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations), a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations) and a ProVantage segment (which includes health benefit management products and services, pharmacy mail products, vision benefit management products and services and health information and clinical support services). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy or a Pamida pharmacy and processed by ProVantage, have been eliminated.

The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL
                                                                     Third Quarter                   Year to Date
                                                                     -------------                   ------------
                                                                 Fiscal          Fiscal         Fiscal         Fiscal
                                                                  1999            1998           1999           1998
                                                               -----------      ----------     ----------     ----------
Revenues
     Net sales                                                      100.0%          100.0%         100.0%         100.0%
     Licensed departmental rentals and other
        income                                                        0.5             0.5            0.5            0.5
                                                               ----------       ---------      ---------      ---------
                                                                    100.5           100.5          100.5          100.5
Costs and expenses
     Cost of sales                                                   75.2            75.2           74.8           74.4
     Selling, general and administrative
       expenses                                                      18.2            18.3           19.0           19.3
     Depreciation and amortization expenses                           2.6             2.6            2.7            2.8
                                                               ----------       ---------      ---------      ---------
                                                                     96.0            96.1           96.5           96.5

Income from operations                                                4.5%            4.4%           4.0%           4.0%

PAMIDA RETAIL
                                                                     Third Quarter                   Year to Date
                                                                     -------------                   ------------
                                                                 Fiscal                         Fiscal
                                                                  1999                           1999
                                                               -----------      ----------     ----------     ----------
Revenues
     Net sales                                                      100.0%                         100.0%
     Licensed departmental rentals and other
        income                                                        0.3                            0.3
                                                               ----------       ----------     ---------      ----------
                                                                    100.3                          100.3
Costs and expenses
     Cost of sales                                                   74.8                           75.0
     Selling, general and administrative
       expenses                                                      19.2                           19.5
     Depreciation and amortization expenses                           3.2                            3.3
                                                               ----------       ----------     ---------      ----------
                                                                     97.2                           97.8

Income from operations                                                3.1%                           2.5%

PROVANTAGE

                                                                     Third Quarter                   Year to Date
                                                                     -------------                   ------------
                                                                 Fiscal          Fiscal         Fiscal         Fiscal
                                                                  1999            1998           1999           1998
                                                               -----------      ----------     ----------     ----------
Revenues
     Net sales                                                      100.0%          100.0%         100.0%         100.0%
     Licensed department rentals and
        other income                                                  0.0             0.2            0.0            0.1
                                                               ----------       ---------      ---------      ---------
                                                                    100.0           100.2          100.0          100.1
Costs and expenses
     Cost of sales                                                   93.6            93.1           93.6           92.9
     Selling, general and administrative
       expenses                                                       3.6             3.8            3.6            3.9
     Depreciation and amortization expenses                           1.0             1.1            1.0            1.1
                                                               ----------       ---------      ---------      ---------
                                                                     98.2            98.0           98.2           97.9

Income from operations                                                1.8%            2.2%           1.8%           2.2%

NET SALES

THE following table presents the Company's consolidated net sales for the third quarter and cumulative for the first three quarters of fiscal 1999 and fiscal 1998:

                                                             THIRD QUARTER             % INCREASE
                                                             -------------             ----------
                                                          FISCAL          FISCAL
                                                           1999            1998     TOTAL       COMP
                                                         --------         ------    -----       ----
            ShopKo Retail                                  $626.8         $571.0      9.8        4.7
            Pamida Retail                                   179.2            N/A      N/A        N/A
                                                         --------         ------
            Total Retail Stores                             806.0          571.0     41.2        N/A
            ProVantage                                      225.9          164.8     37.1        N/A
            Intercompany                                    (13.7)          (9.4)     N/A        N/A
                                                         --------         ------     ----       ----
            Consolidated                                 $1,018.2         $726.4     40.2
                                                         ========         ======     ====

                                                              YEAR TO DATE            % INCREASE
                                                              ------------            ----------
                                                          FISCAL         FISCAL
                                                           1999           1998       TOTAL       COMP
                                                         --------       --------     -----       ----
            ShopKo Retail                                $1,786.8       $1,607.2     11.2        7.3
            Pamida Retail                                   234.2            N/A      N/A        N/A
                                                         --------       --------
            Total Retail Stores                           2,021.0        1,607.2     25.7        N/A
            ProVantage                                      655.7          459.5     42.7        N/A
            Intercompany                                    (37.4)         (26.0)     N/A        N/A
                                                         --------       --------     ----       ----
            Consolidated                                 $2,639.3       $2,040.7     29.3
                                                         ========       ========     ====

The 4.7% increase in third quarter ShopKo Retail comparable store sales are derived from the following segment categories: Retail Health increased 14.3%, Apparel increased 4.5% and Hardlines/Home increased 1.4%. The 7.3% increase in the first three quarters of ShopKo Retail comparable store sales are derived from the following segment categories: Retail Health increased 17.3%, Apparel increased 9.0% and Hardlines/Home increased 6.5%. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

In April 1999, the Company opened ten former Venture locations and one former Target location as ShopKo stores. In October 1999, two additional new ShopKo stores were opened. All of these locations include in-store pharmacies and optical centers. The Company operated 160 ShopKo Retail stores at the end of the third quarter this year compared to 147 ShopKo Retail stores at the end of the third quarter last year.

In July 1999, the Company acquired the retail chain Pamida Holdings Corporation ("Pamida"), which operated 152 Pamida stores and 4 Heartland Home Furniture stores in 15 Midwestern, North Central and Rocky Mountain states as of July 31, 1999. In October 1999, three additional Pamida stores were opened increasing the number of Pamida stores in operation from 152 to 155 stores. On August 30, 1999, the Company sold the entire Heartland Home Furniture business to a group of investors. Pamida stores' sales are included in net sales since their acquisition but they are not included in retail comparable store sales since they were not owned by ShopKo for the entire preceding fiscal year.

The increase in ProVantage sales in the third quarter and the first three quarters is due primarily to internally generated growth in claims processing and mail pharmacy. Included in ProVantage sales are the following: (i) administrative and dispensing fees plus the cost of pharmaceuticals dispensed by pharmacies participating in the network maintained by ProVantage or by ProVantage's mail service pharmacy to members of health benefit plans sponsored by ProVantage's clients; (ii) administrative fees plus the cost of sales of eyeglasses and contact lenses relating to vision benefit management services; and (iii) license and service fees for health information technology and clinical support services.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                                                                          Third Quarter
                                                                          -------------

                                       ShopKo Retail          Pamida Retail          ProVantage            Consolidated
                                       -------------          -------------          ----------            ------------
                                    Fiscal      Fiscal      Fiscal     Fiscal     Fiscal     Fiscal      Fiscal      Fiscal
                                     1999        1998        1999       1998       1999       1998        1999        1998
                                     ----        ----        ----       ----       ----       ----        ----        ----
Gross margin percent                24.8%       24.8%       25.2%        N/A       6.4%       6.9%       21.1%       21.0%

Gross margin percent prior to
LIFO charge                         25.0%       25.0%       25.4%        N/A        N/A        N/A       21.3%       21.2%

                                                                     Year to Date
                                                                     ------------

                                       ShopKo Retail          Pamida Retail          ProVantage            Consolidated
                                       -------------          -------------          ----------            ------------
                                    Fiscal      Fiscal      Fiscal     Fiscal     Fiscal     Fiscal      Fiscal      Fiscal
                                     1999        1998        1999       1998       1999       1998        1999        1998
                                     ----        ----        ----       ----       ----       ----        ----        ----
Gross margin percent                25.2%       25.6%       25.0%        N/A       6.4%       7.1%       20.8%       21.8%

Gross margin percent prior to
LIFO charge                         25.4%       25.8%       25.2%        N/A        N/A        N/A       21.0%       21.9%

Consolidated gross margin as a percent of sales for the third quarter was 21.1 percent compared with 21.0 percent for the same period last year. During the first three quarters, the consolidated gross margin as a percent of sales was
20.8 percent compared with 21.8 percent for the same period last year.

ShopKo Retail gross margin as a percent of sales for the third quarter was 24.8 percent compared with 24.8 percent last year. The FIFO ShopKo Retail gross margin as a percent of sales for the quarter was 25.0 percent compared with 25.0 percent last year. The ShopKo Retail gross margin as a percent of sales for the first three quarters was 25.2 percent compared with 25.6 last year. Notwithstanding this margin rate decrease, ShopKo Retail LIFO gross margin dollars increased 9.3 percent to $449.8 million. The FIFO ShopKo Retail gross margin as a percent of sales for the first three quarters was 25.4 percent compared with 25.8 percent for the same period last year. The decrease in the gross margin rate for the first three quarters is primarily attributable to planned lower gross margin rates in general merchandise categories due to increased promotional sales and lower gross margin rates in retail pharmacy due to the increased third party business.

Pamida's Retail gross margin as a percent of sales was 25.2 percent for the third quarter and the FIFO Pamida gross margin as a percent of sales for the same quarter was 25.4 percent. The Pamida Retail gross margin for the 17 weeks ended October 30, 1999 was 25.0 percent of sales and FIFO Pamida Retail gross margin was 25.2 percent of sales for the same time period. The results of the Pamida operations have been included in the consolidated statements of earnings since the date of the acquisition.

ProVantage's gross margin as a percent of sales for the third quarter experienced a planned decrease to 6.4 percent from 6.9 percent due to increasing prescription drug costs. During the first three quarters, ProVantage's gross margin as a percent of sales decreased to 6.4 percent from 7.1 percent. The decrease in the gross margin rate is primarily due to increasing prescription drug costs and the addition of larger clients with lower average transaction fees.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of sales for the third quarter were 15.8 percent compared with 15.9 percent last year. For the first three quarters, the consolidated selling, general and administrative expenses as a percent of sales decreased to 16.0 percent from
16.8 percent last year.

ShopKo Retail selling, general and administrative expenses as a percent of sales for the third quarter were 18.2 percent compared with 18.3 percent last year. Excluding expenses incurred for year 2000 compliance, ShopKo Retail selling, general and administrative expenses as a percent of sales were 18.1 percent for the third quarter compared to 18.2 percent last year. Pamida's selling, general and administrative expenses were 19.2 percent of sales for the quarter. During the first three quarters, ShopKo Retail selling, general and administrative expenses as a percent of sales were 19.0 percent compared to 19.3 percent last year. Excluding expenses incurred for year 2000 compliance, ShopKo Retail selling, general and administrative expenses as a percent of sales were 18.8 percent compared to 19.2 percent last year. This reduction is primarily due to leveraging store payroll and fixed costs against increased sales volume. Pamida Retail selling, general and administrative expenses were 19.5 percent of sales for the 17 weeks ended October 30, 1999.

ProVantage's selling, general and administrative expenses were 3.6 percent of sales for the third quarter compared to 3.8 percent of sales for the same period last year. ProVantage's selling, general and administrative expenses decreased to 3.6 percent of sales during the first three quarters compared with 3.9 percent of sales for the same period last year. These decreases are primarily due to leveraging costs against increased sales volume.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $114.5 million for the first three quarters of fiscal 1999 compared to $66.4 million for the same period last year. Cash provided from net earnings for the 39 weeks ended October 30, 1999 includes a pre-tax gain of $57.2 million from the sale of ProVantage stock. The Company had $325.0 million outstanding under its credit agreements at the end of the third quarter of fiscal 1999 compared to $80.0 million outstanding at the end of the third quarter of fiscal 1998.

On July 21, 1999, the Company completed an offering of 4,025,000 shares of common stock at $38.50 per share. The Company used the net proceeds of approximately $147.3 million of the offering for repayment of a portion of the debt it assumed in connection with its recent acquisition of Pamida and for other corporate purposes.

On July 19, 1999, the initial public offering of 5,600,000 shares of ProVantage common stock at $18.00 per share was completed. The Company also sold an additional 840,000 shares of ProVantage common stock pursuant to the underwriters' over-allotment option. The Company received approximately $106.4 million in this transaction of which $20.0 million was retained by ProVantage. The Company used the remaining proceeds of the offering to pay down its short-term debt. ProVantage's stock is listed on the New York Stock Exchange under the symbol `PHS.'

As of October 30, 1999, the Company had a $200.0 million revolving credit agreement with a consortium of banks. This credit facility is unsecured and is effective through January 31, 2002. In April 1999, the Company negotiated a $50.0 million unsecured bankers acceptance note which is due April 17, 2000 and in September 1999, the Company also negotiated a $100.0 million unsecured 364-day credit facility. In October 1999, the Company negotiated another revolving credit agreement for $75.0 million which is effective through December 30, 1999. Pamida's $125.0 million committed Loan and Security Agreement, as amended, (the "Pamida Loan Agreement") had been utilized by Pamida prior to the Company's acquisition of Pamida and shortly thereafter for working capital purposes. During August 1999, the remaining balance of the Pamida Loan Agreement was paid in full, and then the Pamida Loan Agreement was terminated. Funds generated from operations, and if necessary, the Company's revolving credit facility or other short-term borrowings are expected to fund the projected working capital needs and total capital expenditures through fiscal 1999.

The Company has entered into a credit agreement with ProVantage which provides that ProVantage may borrow up to $25.0 million from the Company on a revolving basis. ProVantage's capital needs are expected to be met through the proceeds of its initial public offering, cash generated from its operations, and borrowings under the credit agreement with the Company or third party sources.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $86.0 million on capital expenditures in the first three quarters of fiscal 1999 (excluding business acquisitions), compared to $66.8 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending January 29, 2000 are anticipated to be approximately $150.0 million, the majority of which would relate to remodeling the 11 stores opened in April 1999 and constructing the two new stores that opened in October 1999; expansion of the Company's distribution facilities; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. The Company's total capital expenditures for the fiscal year ending February 3, 2001 are anticipated to be approximately $200.0 to $225.0 million. The Company plans to expand its distribution centers in Wisconsin and Idaho and to build a new distribution facility near Omaha, Nebraska. The total capital expenditures for expansion of these distribution facilities will be approximately $70.0 to $75.0 million with approximately $40.0 to $45.0 million being spent in fiscal 1999. These amounts exclude any capital that may be required for acquisitions of businesses or real estate. Such plans may be reviewed and revised from time to time in light of changing conditions.

On September 14, 1999 the Company announced plans to open three new ShopKo stores in the Spring of 2000, with more store openings planned for later in the year 2000. One of the new stores is a former Wal-Mart location which will be remodeled including the addition of an in-store pharmacy and optical center. The other two additional locations will be new stores, one of which will replace one of two existing ShopKo stores in Stevens Point, Wisconsin. All three of these stores will be leased, of which one will be an operating lease and two will be capital leases. During November 1999, four new Pamida stores were opened, each of which is leased. The Company expects to open 20 to 25 additional Pamida stores next year with the intent to own most of them.

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

On August 20, 1997, ProVantage acquired PharMark, a software and database development business providing information driven strategies for optimizing medical and pharmaceutical outcomes, based in Arlington, Virginia. The purchase price for PharMark was approximately $15.2 million, of which $14.2 million was paid in cash and $1.0 million was paid in August 1999. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 and the date on which the Company ceases to own at least a majority of ProVantage's common stock. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The Contingent Payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 19 years.

On December 19, 1997, ShopKo bought the outstanding stock of Penn-Daniels, a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $26.2 million has been retired. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels' outstanding debt. The acquisition was accounted for under the purchase method of accounting. The results of Penn-Daniels' operations since the date of acquisition have been included in the Company's consolidated statements of earnings.

In connection with the Penn-Daniels acquisition, the Company incurred $5.7 million in nonrecurring pre-tax costs in the first three quarters of fiscal 1998. The Company funded these costs from available cash and borrowings under the Company's revolving credit facility.

On July 6, 1999, the Company completed a tender offer for all of the outstanding voting common stock of Pamida at a price of $11.50 per share. The Company simultaneously acquired all of Pamida's non-voting common stock from 399 Venture Partners, Inc. at a price of $11.50 per share. Pamida is a retail chain headquartered in Omaha, Nebraska operating 155 Pamida stores in 15 Midwestern, North Central and Rocky Mountain states as of October 30, 1999. At the time of the acquisition, Pamida also operated 4 Heartland Home Furniture stores. On August 30, 1999, the Company sold the entire Heartland Home Furniture business to a group of investors.

The Pamida acquisition was accounted for under the purchase method of accounting. The results of Pamida's operations since the date of acquisition have been included in the Company's consolidated statements of earnings. The Company expects that the acquisition will be accretive to earnings in the current fiscal year, excluding the effects of nonrecurring charges related to the transaction which are expected to be in the range of $5.0 to $8.0 million on a pre-tax basis. During the first three quarters, the Company incurred $4.2 million in nonrecurring pre-tax charges related to the Pamida acquisition. The nonrecurring charges reflect the costs of employee retention programs and various integration initiatives.

On July 21, 1999, the Company called for redemption of all $140.0 million of Pamida's 11 3/4% senior subordinated notes. On September 2, 1999, the Company paid to the holders of Pamida's senior subordinated notes approximately $153.2 million, which included principal, accrued interest and premium due on call. The Company funded this redemption from cash flows from operations and other financing activities.

Year 2000:

State of Readiness

The Company has substantially completed Year 2000 renovation and testing of its critical and non-critical business systems in accordance with its comprehensive Year 2000 project. Additionally, business contingency planning for core business functions has been completed to ensure business continuity in the event of temporary business interruptions.

The Company continues to communicate with its key merchandise vendors and services suppliers to ensure their state of Year 2000 readiness. Despite the Company's diligence, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be ready.

Costs

The Company estimates that it will incur internal and external expenses of $5.0 to $7.0 million in conjunction with the Year 2000 compliance project of which approximately $5.0 million has already been incurred. $2.0 million was incurred in fiscal 1998, and $3.0 million was incurred through the first three quarters of fiscal 1999.

Risks

With respect to the risks associated with its information technology and non-information technology systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. The Company also believes that these problems will not be overwhelming and will not have a material effect on the Company's operations or financial results.

With respect to the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's merchandise vendors may not be compliant and may have difficulty filling orders and flowing goods. Management also believes that the number of such vendors has been minimized by the Company's program of identifying non-compliant vendors and replacing or jointly developing alternative supply or delivery solutions prior to the Year 2000.

The Company also designs and sells software products to third parties through its ProVantage subsidiary. While the Company has taken appropriate steps to ensure the readiness of this software and believes it to be ready, the Company cannot be certain that the software will operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its efforts to ensure readiness, and the terms and conditions of its software licensing contracts, it is not reasonably likely that the Company will be subject to litigation which will have a material adverse effect on the Company.

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

Contingency Plans

The Company has completed contingency plans for the most reasonably likely worst case scenarios described above. Millennium weekend communications and command center plans have been finished. The Company does not anticipate any serious disruptions to its operations due to the millennium rollover.

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

Stock Repurchase Program:

On March 26, 1998, the Company announced that the Board of Directors has authorized the repurchase of up to $20.0 million of the Company's Common Stock. As of December 6, 1999, 815,600 shares of common stock had been repurchased for approximately $20.0 million. The repurchased shares will be used for stock-based employee benefit plans and other corporate purposes.

Senior Notes Buyback Program:

On February 8, 1999, the Company announced that its Board of Directors had authorized the Company to repurchase its Senior Notes from time to time in the open market and through privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. As of October 30, 1999, the Company has repurchased approximately $57.1 million of the Senior Notes.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 3 of this Form 10-Q, "Quantitative and Qualitative Disclosure about Market Risk", contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K for the period ending January 30, 1999 or as may be described from time to time in the Company's subsequent SEC filings.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates based on its financing activities. At October 30, 1999, the Company had $325.0 million of short-term debt with a weighted average interest rate of 6.0%. This short-term debt was incurred under the Company's credit facilities to fund the Company's seasonal working capital requirements. This short-term debt exposes the Company to the possibility of increased or decreased interest expense in the event of changes in short-term interest rates. If the weighted average interest rate were to change 10.0% from the October 30, 1999 level, the Company's interest expense for short-term obligations would increase or decrease by approximately $0.5 million per quarter based upon October 30, 1999 principal balances.

At October 30, 1999, the Company had fixed-rate long-term debt totaling $449.3 million. These instruments are fixed-rate and therefore do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. In general, fluctuations in the market value of these instruments based on fluctuations in interest rates would impact the Company's earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

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

        (b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the third quarter of fiscal 1999 as follows:


Date of Report                              Items Reported
--------------                              --------------

August 12, 1999                             Items 5,7 - Exhibits filed in connection with the Registration Statement on Form S-3
                                            (Reg. No. 333-79763), the second quarter earnings press release and the press release announcing that John G. Turner was joining ShopKo's Board of Directors.

July 6, 1999 (Amendment No. 1)              Item 7 - Financial statements filed in connection with the acquisition of Pamida
                                            Holdings Corporation:

                                            Independent Auditors' Report on Pamida Holdings Corporation and Subsidiaries
                                            Consolidated Financial Statements for the Fiscal Years ended January 31, 1999, February
                                            1, 1998 and February 2, 1997.

                                            Pamida Holdings Corporation and Subsidiaries: Consolidated Balance Sheets as of January
                                            31, 1999 and February 1, 1998.

                                            Pamida Holdings Corporation and Subsidiaries: Consolidated Statements of Operations,
                                            Consolidated Statements of Cash Flows, and Consolidated Statements of Common
                                            Stockholders' Equity for the Fiscal Years ended January 31, 1999, February 1, 1998 and
                                            February 2, 1997.

                                            Notes to the Consolidated Financial Statements.

                                            Pamida Holdings Corporation and Subsidiaries: Unaudited Consolidated Balance Sheets as
                                            of May 2, 1999 and May 3, 1998.

                                            Pamida Holdings Corporation and Subsidiaries: Unaudited Consolidated Statements of
                                            Operations and Consolidated Statements of Cash Flows for the thirteen weeks ended May 2,
                                            1999 and May 3. 1998.

                                            Notes to the Consolidated Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHOPKO STORES, INC. (Registrant)


Date:    December 13, 1999     By: /s/ Richard D. Schepp
                                   -------------------------------------------
                                         Richard D. Schepp
                                         Senior Vice President General
                                         Counsel and Secretary
                                         (Duly Authorized Officer of Registrant)


Date:    December 13, 1999     By: /s/ Jeffery R. Simons
                                   -------------------------------------------
                                         Jeffery R. Simons
                                         Vice President and Controller
                                         (Chief Accounting Officer and Duly
                                         Authorized Officer of Registrant)

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