Form 10-K
period 2000-01-29
SHOPKO STORES INC
filed 2000-04-28
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year (52 weeks) ended January 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number 1-10876

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

         Wisconsin                                                                 41-0985054
---------------------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer Identification No.)
incorporation or organization)

         700 Pilgrim Way, Green Bay, Wisconsin                                  54304
----------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code            (920) 429-2211
                                                   -------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                       Name of each exchange on
                  Title of each class                                       which registered
         ----------------------------------------                      -----------------------
         Common Stock, par value $0.01 per share                       New York Stock Exchange
         Series B Preferred Stock Purchase Rights                      New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X       No
                                         ------------    ------------

Page 1 of  110             Exhibit index on page  75

                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 7, 2000 was approximately $611,287,322.50 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of April 7, 2000: 29,585,430.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 24, 2000.









                           (Cover page 2 of 2 pages)

                                     PART I

ITEM 1.           BUSINESS

GENERAL

     ShopKo Stores, Inc. ("ShopKo" or the "Company"), a Wisconsin corporation, was incorporated in 1961 and in 1971 became a wholly owned subsidiary of Supervalu Inc. ("Supervalu"). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering. The Company's principal executive offices are located at 700 Pilgrim Way, Green Bay, Wisconsin 54304, and its telephone number is (920) 429-2211.

     The Company has three business segments: a ShopKo Retail segment, a Pamida Retail segment and a ProVantage health benefit management segment. ShopKo is a customer lifestyle-driven specialty discount retailer located primarily in mid-size and larger communities. As of January 29, 2000, the Company had 160 ShopKo retail stores operating in 19 Midwest, Pacific Northwest and Western Mountain states. Pamida is a general merchandise discount retailer serving smaller and more rural communities. As of January 29, 2000, the Company had 157 Pamida retail stores operating in 15 Midwest, North Central and Rocky Mountain states. The Company also serves the rapidly growing managed healthcare industry through the ProVantage Health Services, Inc. ("ProVantage") segment. ProVantage is a leading health benefit management company providing pharmacy benefit and health information technology services to its customers. Financial information about these segments is included in Note I of the Notes to Consolidated Financial Statements for fiscal year 1999.

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

                                      Period                       Fiscal Year
         January  31, 1999 through January 29, 2000 (52 weeks)         1999
         February 1, 1998 through January 30, 1999 (52 weeks)          1998
         February 23, 1997 through January 31, 1998 (49 weeks)         1997

SHOPKO RETAIL

MERCHANDISING PHILOSOPHY - SHOPKO RETAIL

     ShopKo Retail is committed to offering quality merchandise, service and value to meet customers' requirements for health, home, family basics, casual apparel and seasonal needs in its stores with speed, friendliness and simplicity. ShopKo Retail strives to differentiate itself from its competition by meeting customer needs more quickly and by anticipating the needs of its customers' changing lifestyles.

     With a focus on serving the customer and building customer loyalty, ShopKo successfully undertook a significant strategic repositioning under its Vision 2000 program between 1991 and 1995. That strategy combined a new, upscale image with an increased emphasis on customer service. Building upon Vision 2000, ShopKo has developed and implemented Beyond 2000, a long-term strategic operating model which is based upon creating market opportunities by serving time-strapped consumers' changing shopping habits. The Beyond 2000 operating model is based upon four interdependent strategic initiatives:

     -   a differentiation strategy;

     -   an integrated business planning process;

     -   execution by an experienced and well-trained management organization;
         and

     -   delivery of comprehensive value.

     Differentiation Strategy. ShopKo's differentiation strategy focuses on accentuation of selected and targeted merchandise categories tied to changing lifestyle needs. Within each of these merchandise categories, shoppers will find a wide assortment. A strong national brand presence is combined with ShopKo's private brands to offer a unique product mix.

     Integrated Business Planning Process. ShopKo has reorganized its merchandise into stratified categories that are defined and driven by customer lifestyles. An integrated business planning process has allowed ShopKo to identify and prioritize growth potentials of its product categories based on the changing lifestyle needs of its customers. These priorities are used to allocate store shelf space, inventory commitments, external advertising space and in-store capital improvement disbursements among the various categories of merchandise. This process is called "infrastructural funding." ShopKo makes heavier infrastructure commitments to categories in which ShopKo has a strong market presence and other categories ShopKo believes has the potential to become prominent categories. ShopKo performs regular and systematic analysis of category rankings as part of its business planning process.

     Execution. Beyond 2000 is executed through ShopKo's operating committee, which is headed by ShopKo's Chairman, President and Chief Executive Officer and composed of senior vice presidents from all areas of ShopKo. The operating committee seeks to create a performance-driven culture. The operating committee has reengineered the work processes of its central organization and store operations. The reengineered work processes require centralized decisions with respect to product selection, pricing, space utilization and marketing. This allows store personnel to focus on overall customer satisfaction through inventory in-stock position, creation of a friendly environment and simplification of the shopping experience.

     Delivery of Comprehensive Value. ShopKo delivers comprehensive value to its customers through the shopping experience in its retail stores. Comprehensive value is more than just delivering a superior quality product at a compelling price. The comprehensive value ShopKo delivers is also based on:

     - ensuring that merchandise, particularly advertised merchandise, is available for purchase,

     -   providing clarity of merchandise offering,

     -   continually responding to customers' changing lifestyle needs,

     -   ensuring the speed of merchandise to the sales floor, and

     - providing simplicity, speed and friendliness in the shopping experience.

MERCHANDISING AND SERVICES - SHOPKO RETAIL

     The ShopKo Retail store net sales mix for the last three fiscal years was:

                 ---------------- --------------- -------------- --------------
                                         1999            1998           1997
                 ---------------- --------------- -------------- --------------
                 Hardlines                57%             58%            57%
                 ---------------- --------------- -------------- --------------
                 Softlines                23%             24%            25%
                 ---------------- --------------- -------------- --------------
                 Retail Health            20%             18%            18%
                 ---------------- --------------- -------------- --------------

     ShopKo's retail stores carry a wide assortment of trend-correct branded and private label softline goods such as:

     -  women's, men's and children's apparel,

     -  shoes,

     -  jewelry,

     -  cosmetics, and

     -  accessories.

     ShopKo also carries a wide assortment of seasonal and everyday basic categories of hardline goods such as:

     -    housewares,                             -    music/videos,
     -    home textiles,                          -    toys,
     -    household supplies,                     -    sporting goods,
     -    health and beauty aids,                 -    social occasion products,
     -    home entertainment products,            -    candy, and
     -    small appliances,                       -    snack foods.
     -    furniture,

ShopKo carries a broad assortment of merchandise to provide customers with a convenient one-stop shopping source for everyday items. ShopKo's accommodating customer service policies provide customers with a pleasant shopping experience.

     ShopKo believes that it offers leading brand names in its merchandise lines. It concentrates on brands which have wide customer acceptance and provide quality and value. In addition, ShopKo has well developed private label programs. ShopKo subjects its private label merchandise and direct imports to independent testing and certification for product performance, safety and fit. In addition, ShopKo's in-house quality assurance and technical design team analyzes and develops the quality of its fashion offerings. This allows ShopKo to deliver a better and more consistent product, with greater control and efficiency.

     The Company also provides professional health services in most of its stores. Of the Company's 160 stores as of January 29, 2000, 158 include pharmacy centers and 157 include optical centers. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. Each store with pharmacy and optical centers employs or contracts with an average of approximately three licensed pharmacists, one licensed optometrist and six opticians. ShopKo's pharmacies filled over 11.8 million prescriptions in fiscal 1999. ShopKo's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 102 in-store finishing labs. In fiscal 1999, ShopKo dispensed over 714,000 eyewear prescriptions. The in-store finishing labs typically service other ShopKo stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

MARKETING AND ADVERTISING - SHOPKO RETAIL

     ShopKo markets its general merchandise and retail pharmacy and optical services by using weekly newspaper circulars, which enables ShopKo to reach a broad-based group of customers consisting largely of middle income families. These full-color circulars average 24 pages and feature values in all of the departments in ShopKo's stores and have a circulation of more than 5.3 million. ShopKo uses direct mail advertisements selectively during key promotional periods. These direct mail advertisements have a circulation of more than 7.0 million. All printed advertising materials are designed by the Company's in-house graphic design team and photographed in the Company's own photography studio. In addition to the newspaper circulars and direct mail advertisements, ShopKo uses image building television and radio advertising, which focuses on differentiating ShopKo stores from its competition.

     ShopKo prices its merchandise so as to be competitive with its regional and national discount retail competitors. In general, ShopKo uses its frequent advertising of a large group of high demand items to reinforce its competitive price image and to generate store traffic, rather than attempting to meet the lowest available price on every item. ShopKo believes it provides comprehensive value through its offering of quality trend-correct, lifestyle merchandise at compelling prices in an attractive, customer-friendly shopping environment.

SHOPKO RETAIL STORE LAYOUT AND DESIGN

     ShopKo stores are designed for simplicity, speed and ease of the shopping experience. The stores feature a fashion stage at the store entrance to create the upscale image of the store. The stores also feature competitive assortments of softline goods, hardline goods and professional pharmacy and optical departments. ShopKo places its optical and pharmacy departments near the front of the store. ShopKo designs the remainder of the store in a "racetrack" configuration which takes customers between and around departments. ShopKo prominently displays promotionally priced items.

     Over the last several years, ShopKo has substantially remodeled its stores. ShopKo expects to continue to explore and test alternative store layout and display techniques and merchandise mixes. Depending on the cost of land acquisition, size of store and site preparation work, the Company expects that a typical new ShopKo store's cost for land acquisition, site preparation, building and fixturing will generally approximate $8.0 to $13.0 million. The Company believes that opportunities to lower the initial capital outlay for new stores exist through leasing, sale and leaseback, or other financing alternatives. Remodels, which generally take place approximately every ten years, usually cost from $0.5 to $2.5 million per ShopKo store. A ShopKo store renovation, where the square footage is expanded or more extensive remodeling is needed, usually costs from $2.0 to $4.5 million per store.

     The Company's average ShopKo store size is over 89,000 square feet with over 61.0% of the ShopKo stores greater than 90,000 square feet. The Company is basing new ShopKo stores on one of three standard prototypes; a 110,000 square foot store, a 100,000 square foot store or a 90,000 square foot store. The prototype selected depends on the community and the retail competition in the immediate area. In comparison to older versions of ShopKo stores, its current prototypes feature a greater portion of store square footage dedicated to selling space and less space dedicated to the storage of inventory.

SHOPKO RETAIL STORE OPERATIONS AND MANAGEMENT

     ShopKo's store operations organization focuses on:

          -    leadership,

          -    performance,

          -    merchandising innovation, and

          -    excellence in execution.

     ShopKo strives for continual improvements in overall customer satisfaction, which is measured by an independent research firm for the Company's unique process entitled "Customer Satisfaction and Loyalty Monitor." The successful Beyond 2000 operating model has been integrated into store operations with significant improvements in operating efficiency and dedication to customer service. Best practices have been shared and communicated across the organization as the "ShopKo Way." The store operations organization is now focusing on a framework of three leadership planks as part of the Company's Beyond 2000 operating model. These three planks are people, performance and profit.

     People. The Company believes that it has improved teammate satisfaction despite a challenging environment characterized by low unemployment and intense competition for quality teammates. The Company has undertaken an intensive management and teammate development program to ensure commitment to the Company's mission and principles. This education is intended to sharpen management's focus and ability to drive sales through an integrated partnership with the central organization and a focus on leadership.

     Performance. The Company improved customer service through a comprehensive strategic initiative designed to enhance store execution and reduce costs. This initiative identified non-value-added activities which were eliminated to simultaneously increase productivity and enhance associate availability to help customers. ShopKo's Customer Satisfaction and Loyalty Monitor indicates that over 87.0% of ShopKo's customers give ShopKo high performance ratings over the last two years for overall satisfaction.

     Profit. ShopKo uses technological innovation to support store performance and profitability. These innovations include multi-media computer-based training for our associates, as well as implementation of an innovative resource management system which provides on-line sales forecasting in 15 minute increments, ties labor scheduling to customer traffic patterns and eliminates duplication of human resources and payroll processes in the stores and the general office.

     ShopKo holds its store operations management team accountable for execution of aggressive plans and achievement of comprehensive goals. ShopKo emphasizes ongoing development of this management team to ensure that ShopKo has the competencies required for continued success.

PURCHASING AND DISTRIBUTION - SHOPKO RETAIL

     ShopKo purchases merchandise from more than 1,960 vendors. ShopKo's ten largest vendors accounted for approximately 38.5% of ShopKo's purchases during fiscal 1999. ShopKo believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. ShopKo linked more than 790 vendors to its electronic data interchange purchase order systems as of January 29, 2000. Vendors electronically receive point-of-sale information from ShopKo, which allows them to respond to changing inventory levels in the stores. The Company has also implemented the use of electronic purchase order acknowledgments issued by vendors based on the sales information they have received. In addition, over 470 vendors are now electronically transmitting invoices directly into the Company's automated invoice matching system.

     The Company continues to upgrade its merchandise planning, allocation and control systems. In addition, stock keeping unit level physical inventories continue to improve perpetual inventory accuracy. Management believes these upgrades and improvements in the physical inventory process allow the Company to more effectively manage in-stock positions and better manage merchandise assortments.

     Direct imports accounted for approximately 7.9% of ShopKo's purchases, based upon cost of goods, during fiscal 1999. ShopKo buys its imported goods, principally in the Far East, and ships the goods to its distribution centers for distribution to the stores.

     Utilization of four distribution centers has enabled ShopKo to:

     - purchase the majority of its merchandise directly from manufacturers which reduces its cost of goods,

     - reduce direct vendor-to-store deliveries, which reduces freight charges and cost of goods through consolidated volume purchasing, and

     - Increase its pick and pull capabilities, enhancing the effectiveness and efficiency of its store replenishment process.

ShopKo believes that these cost reductions help it remain price competitive. During fiscal 1999, approximately 88.0% of the merchandise sold by ShopKo, excluding optical and pharmaceutical products, flowed through its distribution centers.

     The Company is in the process of expanding its distribution centers in Wisconsin and Idaho and replacing its distribution center in Nebraska. These projects will improve service to ShopKo stores, reduce backroom congestion and support its anticipated growth. The Company expects to complete the expansion in Wisconsin and Idaho in early 2000. The Company expects to complete the Nebraska facility in 2001.

     ShopKo's shoe department, other than certain nationally branded athletic shoes, is in every store and is the principal department operated by a third party under license. ShopKo retains a percentage of the gross proceeds collected as rent. By the end of fiscal 2000, Payless ShoeSource, Inc. will be operating as a licensee in every ShopKo store.

MANAGEMENT INFORMATION SYSTEMS - SHOPKO RETAIL

     ShopKo uses information technology to improve customer service, reduce operating costs and provide useful information to help ShopKo make timely decisions regarding merchandising. ShopKo uses modern point-of-sale terminal systems for electronic price lookup and tracking sales information at store and stock keeping unit level. ShopKo uses frame relay communications technology to provide on-line credit card and check authorization. ShopKo uses portable radio-frequency terminals extensively in its stores for merchandise receiving, stocking, replenishment, pricing and label printing. ShopKo also makes extensive use of automated labor scheduling systems within its stores.

     The Company's merchandising systems are client/server based, utilizing massively parallel processing technology within an open systems architecture. This suite of systems is highly integrated, providing functionality such as perpetual inventory management, automated replenishment, promotional planning, space planning, merchandise financial planning and assortment planning. In addition, ShopKo converts the massive amounts of transaction based "raw data" it amasses daily into "actionable information" through the use of a merchandise data warehouse which serves as an online decision support tool for the Company's knowledgeable workers.

     ShopKo's state-of-the-art warehouse management system provides complete warehouse functionality such as conveyor control and direction of picking and put-away processes by using portable radio-frequency terminals. In addition, this system is highly integrated with the Company's central information systems through its telecommunications network, thereby ensuring up-to-date perpetual inventory records, as well as facilitating highly accurate merchandise allocation and distribution decisions to its management team.

     ShopKo uses electronic commerce technology in support of its focus on total supply chain management. This includes integrated replenishment systems, vendor managed inventories and electronic data interchange. ShopKo believes that these tools have resulted in higher in-stock service levels, optimized inventory levels and greater productivity.

     In fiscal 1999, ShopKo successfully completed its Year 2000 readiness project, as well as implementation of a number of new systems capabilities, including a "Put-to-Light" system which optimizes the merchandise picking process in the distribution centers; advanced shipment notification in the distribution centers; expansion of the merchandise data warehouse to include optical; high speed frame relay communications links to all of the stores; and a number of point of sale enhancements to improve productivity and customer satisfaction during the check-out process.

EXPANSION - SHOPKO RETAIL

     The Company's current growth plan for the retail business is to increase the number of retail stores to achieve economies of scale and to capitalize on the Company's existing infrastructure. The Company intends to consider the acquisition of existing stores, either as specific sites, in clusters, or as part of an existing business. The Company believes that selective and opportunistic acquisitions of retail stores or sites will allow the Company to improve its profitability and maintain its financial strength. The Company may also consider new store construction, financed with its own capital or by using leases, sale and leaseback, or other financing alternatives. The Company's plans with respect to new store growth are subject to change, and the Company cannot assure that it will achieve its plans.

     In April 1999, the Company opened ten former Venture locations and one former Target location as ShopKo stores. In October 1999, two additional new ShopKo stores were opened. All of these locations include in-store pharmacies and optical centers. All 13 stores are leased, of which 7 are operating leases and 6 are capital leases.

     On February 14, 2000, the Company announced plans to open five new ShopKo stores in fiscal 2000. In total, the Company expects to open 5 to 9 ShopKo stores during fiscal 2000.

     In reviewing possible retail store acquisitions, ShopKo intends to take a disciplined approach to ensure the Company's competitive position and financial integrity. The key elements of this disciplined approach are:

     - maintaining a balance sheet which will exhibit the Company's financial strength to the vendor and creditor communities;

     -    leveraging  the  Company's  existing   infrastructure,   including
          the  Company's   advanced   management information and distribution
          systems;

     -    maintaining adequate liquidity for the Company's operations; and

     - using an analytical system for site selection that models demographics, competition, geography and location.

     The Company has decided to implement a very measured e-commerce strategy that will initially leverage the Company's retail brick and mortar strengths. Although the Company has been selling retail merchandise over the internet for the past three years, the Company's intention is to explore possible alliances with companies that have the expertise to do this on a much larger scale.

COMPETITION - SHOPKO RETAIL

     The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores, national category killers, specialty niche retailers, catalog merchants and internet retailers. In addition, department stores compete in some branded merchandise lines, discount specialty retail chains compete in some merchandise lines such as electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo's pharmacy and optical centers. ShopKo believes that the principal competitive factors in its markets include:

     -    store location;

     -    differentiated merchandising;

     -    competitive pricing;

     -    quality of product selection;

     -    attractiveness and cleanliness of the stores;

     - responsiveness to changing lifestyle needs and regional and local trends;

     -    customer service;

     -    in-stock availability of merchandise; and

     -    advertising.

     ShopKo's principal national general merchandise discount chain competitors are Wal-Mart, Kmart and Target, each of which is substantially larger than, and has greater resources than, the Company. Kmart stores compete with approximately 93.0% of the ShopKo stores, Target stores compete with approximately 69.0% of the ShopKo stores and Wal-Mart stores compete with approximately 91.0% of the ShopKo stores. ShopKo also competes with regional chains in some markets in the Midwest and the Pacific Northwest.

     Historically, the entry of one of these chains into an area served by a ShopKo store generally has had an adverse effect on the affected store's sales growth for approximately 12 months. After the 12 month time period, the ShopKo store generally has resumed a positive growth trend. Entry by one of these competitors into a ShopKo market often has resulted in permanently intensified price competition. The Company's efficiency measures and distribution center expenditures are important aspects of ShopKo's efforts to maintain or improve operating margins and market share in these markets.

SEASONALITY - SHOPKO RETAIL

     ShopKo's retail general merchandise operations are highly seasonal. Historically, ShopKo's third and fourth fiscal quarters have contributed a significant part of the Company's earnings due to the Christmas selling season. Because the Company has changed its fiscal year end to the Saturday closest to the end of January, the Christmas selling season in fiscal 1998 and forward will primarily impact the fourth fiscal quarter.

PAMIDA RETAIL

     On July 6, 1999, the Company acquired all of the outstanding voting and nonvoting common stock of Pamida, Inc. ("Pamida") for $94.0 million in cash, $285.8 million in assumed debt and $138.6 million in assumed trade and other accrued liabilities. Pamida is a retail chain headquartered in Omaha, Nebraska.

MERCHANDISING PHILOSOPHY - PAMIDA RETAIL

     Pamida executes a location strategy which offers consumers in small, rural communities convenient one-stop shopping. A typical store carries a broad assortment of value-priced hardlines and softlines merchandise as well as consumables and, in approximately 66 stores, a pharmacy.

     Pamida stores generally are located in small towns where there often is less competition from another major general merchandise retailer and which Pamida considers to be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations.

     Pamida's merchandising policy is to provide customers with reliable and convenient family shopping and to feature nationally advertised brand-name products as well as select private-label merchandise at attractive prices. Pamida operates its stores on a self-service, primarily cash-and-carry basis and runs weekly advertised promotions throughout the year. Pamida places special emphasis on maintaining a strong in-stock position in all merchandise categories, particularly with respect to advertised items. Pamida's typical customers are price-conscious families across the income spectrum.

MERCHANDISING AND SERVICES - PAMIDA RETAIL

Pamida Retail store net sales mix since acquisition was:

                  ------------------------- ---------------
                                                    1999
                  ------------------------- ---------------
                  Hardlines                         70%
                  ------------------------- ---------------
                  Softlines                         20%
                  ------------------------- ---------------
                  Pharmacy                          10%
                  ------------------------- ---------------

     Pamida's softlines division includes:

     -    men's, women's, children's and infant's clothing,

     -    footwear,

     -    accessories and

     -    jewelry.

     Pamida's hardlines division includes categories such as:

     -    health and beauty aids,                        -    automotive accessories,
     -    housewares,                                    -    paper and cleaning supplies,
     -    hardware,                                      -    paint,
     -    sporting goods,                                -    toys,
     -    stationery,                                    -    small appliances and electronic items,
     -    videos,                                        -    compact discs and tapes,
     -    lawn and garden supplies,                      -    linens and other domestics,
     -    cameras and accessories,                       -    pet supplies, and
     -    consumables,                                   -    candy items.


     Pamida currently owns and operates pharmacies in 61 of its larger stores, and five of Pamida's other stores contain prescription pharmacies leased to and operated by independent pharmacists. The pharmacies have proved to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends, subject to regulatory considerations and the ability to purchase established pharmacy operations in local communities, to include a pharmacy in each of its new prototype stores and to add pharmacies to existing stores.

MARKETING AND ADVERTISING - PAMIDA RETAIL

     Pamida's extensive advertising primarily utilizes colorful weekly circulars developed by a centralized advertising department at Pamida's headquarters. Such circulars advertise brand-name and other merchandise at significant price reductions and are inserted into local newspapers or mailed directly to customers. Pamida also uses local shopper's publications and coupon books.

PAMIDA RETAIL STORE LAYOUT AND DESIGN

     Pamida typically invests approximately $2.9 to $3.1 million in a new prototype store. Such expenditures consist primarily of approximately $1.7 to $1.8 million for building and land costs, $0.7 to $0.8 million for the initial store inventory (net of $0.3 to $0.4 million financed by vendors) and approximately $0.4 to $0.5 million for store fixtures and equipment.

     Pamida's stores average approximately 30,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. Pamida uses a 35,000 square foot prototype when building new stores.

PAMIDA RETAIL STORE OPERATIONS AND MANAGEMENT

     The methods that Pamida employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services.

PURCHASING AND DISTRIBUTION - PAMIDA RETAIL

     Pamida maintains a centralized purchasing, merchandise allocation and store planning staff at its central offices. Pamida's point-of-sale data capture equipment located in its stores provides current information to Pamida's buyers to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

     The merchandise in Pamida's stores is purchased from approximately 2,200 primary manufacturers, suppliers and other vendors. Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. Pamida continuously seeks to optimize merchandise costs, including promotional allowances offered by its suppliers. Pamida also has centralized the management of returned merchandise, which enables Pamida to most effectively secure vendor credits and refunds with respect to such merchandise.

     Pamida operates distribution facilities in Omaha, Nebraska and Lebanon, Indiana, both of which serve primarily as redistribution centers for bulk shipments and promotional merchandise on which cost savings can be realized through quantity purchasing. During fiscal 1999, approximately 74.0% of Pamida's merchandise was distributed to the stores through these distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

     The primary Omaha distribution facility consists of 336,000 square feet. Pamida owns another distribution center in Omaha which is 135,000 square feet. The Lebanon distribution center is currently 200,000 square feet, with an expansion to 418,000 square feet expected to be complete in the second quarter of fiscal 2000. After completion of the Lebanon expansion, both Omaha and Lebanon will be full-service operations that provide both full-case and less-than-case merchandise distribution.

MANAGEMENT INFORMATION SYSTEMS - PAMIDA RETAIL

     Pamida's information technology strategy is aimed at providing the customer with a shopping experience offering accurate pricing information, merchandise which is always available as advertised, and an efficient check-out. This strategy is implemented with systems which result in a low cost of operation and maintenance, while retaining the flexibility to adapt to a rapidly changing retail and technology environment.

     At the end of fiscal year 1999, Pamida completed a three year initiative to replace every mainframe-based legacy application with state-of-the-art client/server applications and hardware platforms. The successful completion of this transition has resulted in a very streamlined open systems architecture that is easy to maintain, readily lends itself to modification and is inexpensive to support. All new server platforms are composed of the latest computer processors and operating systems, delivering information to users on a high capacity fiber optic network. With these systems, Pamida is well-positioned to leverage this highly scalable infrastructure to easily expand as the number of stores and distribution centers increases.

     Pamida's warehouse management system incorporates automated conveying and assisted picking functionality via radio frequency terminals and hand-held laser scanning devices. Merchandising and financial systems offer true average costing, automated replenishment, space planning and financial planning, all centralized around a single core application. In addition, as more and more vendors become a part of Pamida's growing electronic data interchange system, handling costs and order lead times decline and the costs of data accuracy errors on vendor purchase orders are reduced.

     Over the course of fiscal year 2000, Pamida will be engaged in a number of projects, including expansion of the Lebanon, Indiana distribution center, which will include the same scalable server and network technology now used in Omaha. Stores will be able to print new clearance labels on site, and shelf labels can be printed in-aisle as soon as an item is scanned. Dramatically reducing the response time to price changes. A new allocation application will make greater use of sales data to optimize store inventory levels, and the upgrade of the core merchandising system will include a web-based interface, allowing user access to timely information from virtually anywhere.

EXPANSION - PAMIDA RETAIL

     Since the acquisition, Pamida opened seven new stores and closed two stores, increasing the total number of Pamida stores to 157. On February 14, 2000, the Company announced plans to open eight new Pamida stores in fiscal 2000, and expects to open a total of 20 to 25 Pamida stores in fiscal 2000. At the time of the acquisition, Pamida also operated four Heartland Home Furniture stores. On August 30, 1999, the Company sold the entire Heartland Home Furniture business to a group of investors.

     The Company has identified numerous communities which are potential sites for Pamida's prototype stores and in which it believes it can achieve a leading market position, although there is no assurance that Pamida will open stores in such communities or on any particular time schedule.

COMPETITION - PAMIDA RETAIL

     The general merchandise retail business is highly competitive. Pamida's stores generally compete with other general merchandise retailers, supermarkets, drug and specialty stores, mail order and catalog merchants, internet retailers and, in some communities, department stores. Competitors consist both of independent stores and of regional and national chains, some of which have substantially greater financial resources than Pamida. The type and degree of competition and the number of competitors which Pamida's stores face vary significantly by market.

     Pamida stores generally are located in small towns where there is no direct local competition from another major general merchandise retailer and which may be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. Pamida believes that, in terms of sales, it is the leading general merchandise retailer in approximately 73.9% of the communities in which its stores are located.

     Pamida's principal national general merchandise discount chain competitors are Kmart, Alco, Wal-Mart and Target. As of January 29, 2000, Kmart stores compete with approximately 13.4% of Pamida's stores, Alco competes with approximately 10.2% of Pamida's stores, Wal-Mart competes with approximately 10.2% of Pamida stores and Target stores compete with approximately 2.6% of Pamida's stores.

     In recent years Pamida's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in Pamida's markets.

SEASONALITY - PAMIDA RETAIL

     Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales are lower than sales during the other three fiscal quarters, while fourth quarter sales amount to approximately 29.0% of the full year's sales and normally involve a greater proportion of higher margin merchandise.

PROVANTAGE

     On July 19, 1999, the initial public offering of 5,600,000 shares of ProVantage common stock at $18.00 per share was completed. The Company also sold an additional 840,000 shares of ProVantage common stock pursuant to the underwriters' over-allotment option. The Company received approximately $106.0 million in this transaction of which $20.0 million was retained by ProVantage. As a result of these transactions, ShopKo maintains a 64.5% ownership stake in ProVantage. ProVantage's stock is listed on the New York Stock Exchange under the symbol `PHS.'

PRODUCTS AND SERVICES - PROVANTAGE

      ProVantage provides prescription and vision benefit management services and healthcare information-based products and clinical services. ProVantage believes that its pharmacy benefit management services, in combination with its information-based products and services, result in a highly differentiated product offering with the potential to assess the effectiveness of healthcare services, identify ways of improving healthcare results, and lower pharmaceutical and, more importantly, overall medical costs.

Healthcare Benefit Management Services

      ProVantage provides high quality, cost efficient pharmacy benefit management services to health plan sponsors. As of January 2000, ProVantage provided pharmacy benefit management services to approximately 5.0 million people and vision benefit management services to approximately 542,000 people for more than 3,000 customers. ProVantage's core client base has historically been small to mid-size employers, insurance companies, third party administrators, health maintenance organizations and self-funded healthcare plan sponsors. ProVantage increasingly markets its pharmacy benefit management services to larger organizations based on its advanced clinical and information-based products and services.

      ProVantage's pharmacy benefit management services include national retail pharmacy network administration, claims adjudication services, mail pharmacy service, formulary development and management and benefit plan design consultation. ProVantage manages a network of over 50,000 retail pharmacies to provide prescription drugs to health plan members. ProVantage contracts with these pharmacies to fill prescriptions at predetermined, negotiated rates, which are significantly more favorable than typical retail prices, in exchange for designating them as network pharmacies. Health plan members can fill prescriptions at a network pharmacy in all 50 states, Puerto Rico and the Virgin Islands. ProVantage uses on-line point-of-sale electronic claims processing with pharmacies for swift adjudication of pharmacy claims.

      ProVantage is compensated for pharmacy benefit management services through processing fees, clinical service fees, formulary administration fees and reimbursement of the cost of the pharmaceuticals dispensed. In addition, various ancillary and information management fees may be charged.

      ProVantage's mail service pharmacy offers health plans and their members a cost-effective way to receive maintenance prescription drugs to treat chronic illnesses. Members mail their prescriptions, which typically provide for up to a three-month supply, to ProVantage's mail service pharmacy, where it is processed and their prescriptions are mailed, typically within two business days of receipt. The mail service pharmacy helps control prescription costs for health plan sponsors by buying drugs at volume discounts and dispensing generic drug products when appropriate. As of January 2000, the ProVantage mail service pharmacy in Green Bay, Wisconsin dispensed and mailed approximately 100,000 prescriptions per month.

      During the fourth quarter of fiscal 1999, ProVantage entered into a strategic relationship with drugstore.com, an internet provider of prescription fulfillment. Members of clients of ProVantage will have the opportunity beginning in fiscal 2000 to transmit their prescriptions to drugstore.com through the internet. ProVantage's mail service pharmacy will fill and deliver all prescriptions of a thirty-day or greater supply processed through drugstore.com. All prescriptions processed by drugstore.com for less than thirty days will be filled and delivered by drugstore.com.

      ProVantage's pharmacy benefit management services also include plan design consultation intended to reduce drug costs while promoting clinically appropriate drug use. The most common plan design features offered are co-pay options, incentives for substituting generic for branded drugs, limitations on the number of days per prescription and requirements that maintenance drugs be filled by the mail service pharmacy. ProVantage assigns an account executive to work closely with each customer to determine the appropriate plan design features based on the customer's specific benefit requirements.

      ProVantage also offers and manages formularies for clients. ProVantage's formulary is a list of drugs that are reviewed for safety and efficacy using its advanced analytical intelligence tools. Formularies reduce costs through generic substitutions therapeutic substitution and other techniques.

      ProVantage provides vision benefit management services to client plan sponsors offering vision benefits. As of January 2000, ProVantage's vision benefit management business covered approximately 542,000 people through a national network of approximately 10,500 retail optical chains and private ophthalmologists, optometrists and opticians. Unlike the pharmacy benefit management business, the vision benefit management business offers self-insured as well as fully insured products. The self-insured products offered are similar to the pharmacy benefit management product and service offering. The insured products are sold by licensed independent and employee sales agents and are underwritten by a licensed insurance company.

Healthcare Information Technology

     ProVantage's healthcare information technology allows it to add value to its pharmacy benefit management services. It has gained a core competency in developing, maintaining, and analyzing large repositories of integrated pharmaceutical and health claims information.

     ProVantage's ability to integrate patient pharmacy, medical and lab data allows its customers to assess overall healthcare results by identifying opportunities to improve outcomes. One of ProVantage's principal information-based services is the Advanced Therapeutic Intervention ("ATI") Program. This program is designed to:

     - review a customer's pharmaceutical utilization and medical diagnosis, claims and prescription data on an integrated basis,

     - identify prescribing patterns that exceed recommended periods of use, unnecessary drug duplication and over- and under-utilization,

     - identify specific patients who have been prescribed drugs that significantly increase the risk of hospitalization or other adverse medical events due to underlying medical conditions and multiple diseases, and

     - intervene with the treating physicians to identify significant drug therapy related risks.

     The core of the ATI program is RationalMed. RationalMed is a clinical outcomes assessment software that integrates the customers' medical claim, diagnosis and pharmaceutical data to identify problematic prescribing patterns and quantify the resulting increased risk of patient hospitalization or other adverse medical events.

CLIENTS - PROVANTAGE

      ProVantage currently provides health benefit management services for over 3,000 health benefit plan customers, covering approximately 5.5 million plan members. ProVantage's health benefit management client base is comprised of health maintenance organizations, third party administrators, insurance companies, self-funded healthcare plan sponsors and government agencies. ProVantage's ten largest customers accounted for approximately 41.4% of ProVantage's revenues in fiscal 1999, approximately 36.5% of ProVantage's revenues in fiscal 1998 and approximately 38.2% of ProVantage's revenues in fiscal 1997. In addition, one of those ten customers, American Medical Security, Inc., accounted for approximately 11.2% of ProVantage's revenues in fiscal 1999, 11.8% of ProVantage's revenues in fiscal 1998 and 12.1% of ProVantage's revenues in fiscal 1997. ProVantage's health information technology clients include federal and state agencies, third party health plan administrators, health maintenance organizations, insurance companies and pharmaceutical manufacturers. Ten states currently use ProVantage's health information technology for the operation of their state Medicaid programs.

SALES AND MARKETING - PROVANTAGE

     ProVantage markets its pharmacy benefit management services on the basis of high quality customer service, advanced clinical capabilities, including the ATI program and healthcare information products. ProVantage has a nationwide sales force of eight regional sales managers, one general agent and two regional vice presidents.

     Sales of the healthcare information products tend to require marketing support by its senior executives and approval at senior levels in a client's organization and tend to have a long sales cycle. ProVantage's sales strategy in these circumstances is to differentiate itself with these products and then to cross-sell the traditional pharmacy benefit management and other services to the health information technology customers.

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

SUPPLIERS - PROVANTAGE

      ProVantage has a large number of suppliers for goods and services. However, only a few are significant in terms of sustaining its daily business. McKesson HBOC, Inc. is ProVantage's current wholesaler of pharmaceuticals for its mail service pharmacy. International Business Machines Corporation, Oracle Corporation and MicroStrategy Incorporated provide key computer systems that are used to manage the internal databases and decision support tools. Commencing late in fiscal 2000, ProVantage plans to use the claims processing programs of Systems Xcellence USA, Inc. to process pharmacy claims in the retail network.

MANAGEMENT INFORMATION SYSTEMS - PROVANTAGE

     ProVantage operates an electronic network tying in approximately 50,000 retail pharmacies to process third-party claims. ProVantage also utilizes similar systems to support its vision benefit management business. ProVantage has developed proprietary software to perform database enhancement and querying essential to its clinical services.

ACQUISITIONS, ALLIANCES AND STRATEGIC INITIATIVES - PROVANTAGE

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

     ProVantage may also pursue other strategic initiatives in order to better position its business in the marketplace in which it competes, to provide its business with greater resources or to otherwise enhance its business prospects and stockholder value.

COMPETITION - PROVANTAGE

     ProVantage faces direct competition in both the pharmacy benefit management and vision benefit management businesses. The pharmacy benefit management industry is relatively consolidated and dominated by large companies with significant resources. Many of the large pharmacy benefit management companies are owned by large companies, including pharmaceutical manufacturers, which can provide them with significant purchasing power and other advantages which we do not have. Competitors in this industry include other pharmacy benefit management companies, drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. In addition to many smaller companies, ProVantage's five primary competitors for pharmacy benefit management customers are:

      -   PCS Health Systems, Inc., a subsidiary of Rite-Aid Corp.,

      -   Merck-Medco Managed Care, LLC, a subsidiary of Merck & Co., Inc.,

      -   Express Scripts, Inc.,

      -   Caremark Rx, Inc., and

      -   Advance Paradigm, Inc.

     ProVantage may also experience competition from other sources in the future. Pharmacy benefit management companies compete primarily on the basis of price, service, reporting capabilities and clinical services. The primary competitor for vision benefit management services is Vision Service Plan, which is the largest vision benefit management provider in the nation. Vision benefit management companies compete principally on the basis of size and scope of network, service and price. In most cases, the competitors listed above are large, profitable and well-established companies with substantially greater financial and marketing resources than ProVantage.

BACKLOG - PROVANTAGE

     While ProVantage has historically signed agreements with new clients for pharmacy benefit management services for which it has phased-in implementation over subsequent months, ProVantage has not generally operated with any significant backlog.
                                                                              22

CONSOLIDATED

EMPLOYEES

     As of January 29, 2000, the Company employed approximately 30,000 persons, of whom approximately 15,300 were full-time employees and 14,700 were part-time employees. During the Christmas shopping season, the Company typically employs additional persons on a temporary basis. None of the Company's employees are covered by collective bargaining agreements.

GOVERNMENT REGULATION

     The Company's health services business is subject to extensive federal and state laws and regulations governing, among other things:

Licensure and Regulation of Retail Pharmacies and Optical Centers

     There are extensive federal and state regulations applicable to the practice of pharmacy and optometry at the retail level. Most states have laws and regulations governing the operation and licensing of pharmacies and optical centers, and regulate standards of professional practice by pharmacy and optical service providers. These regulations are issued by an administrative body in each state, typically a pharmacy board or board of optometry, which is empowered to impose sanctions for non-compliance.

Licensure and Regulation of Mail Service Pharmacy

     ProVantage's mail service pharmacy is duly licensed and in good standing, in accordance with the laws and regulations of the State of Wisconsin. Additionally, many of the states into which ProVantage delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located. ProVantage has registered in every state in which, to ProVantage's knowledge, such registration is required. In addition, various pharmacy associations and boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent such laws or regulations are found to be applicable to ProVantage, ProVantage would be required to comply with them. Other statutes and regulations impact ProVantage's mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on ProVantage's mail service operations. The United States Postal Service has exercised such statutory authority only with respect to controlled substances. Alternative means of delivery are available to ProVantage.

Regulation of Prescription Benefit Management Services

     Various forms of government regulations affect or could affect providers of prescription benefit management services. Among the most prominent forms of such regulation are the following:

     Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and utilization review organizations. These laws differ significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers is often unclear. ProVantage has registered under such laws in those states in which ProVantage has concluded such registration is required.

     Numerous states have also adopted "any willing provider" legislation, which requires pharmacy network sponsors to admit for network participation any retail pharmacy willing to meet a healthcare plan's price and other terms. ProVantage has not been materially affected by these statutes because it administers a network of over 50,000 retail pharmacies and will admit any qualified, licensed pharmacy that agrees to comply with the terms of its plans.

     "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any remuneration to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under such healthcare plans. Additionally, most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical switching programs. At the federal level, such regulations pertain to beneficiaries of Medicare, Medicaid or other federally-funded healthcare programs. State regulations typically pertain to beneficiaries of any healthcare plan. Under the federal regulations, safe harbors exist for certain properly disclosed payments made by vendors to group purchasing organizations. To ProVantage's knowledge, these anti-kickback laws have not been applied to prohibit prescription benefit management companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to therapeutic substitution programs conducted by independent prescription benefit management companies or to the contractual relationships such as those ProVantage has with certain of its customers.

Regulation of Vision Benefit Management Services

     ProVantage's vision benefit management services are subject to the same or similar state and federal regulation as the prescription benefit management services described above.

Privacy and Confidentiality Legislation

     Most of ProVantage's activities involve the receipt or use of confidential, medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, ProVantage uses aggregated data, that is, data from which information which identifies specific patients is removed, for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts ProVantage's ability to provide its services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on ProVantage's operations.

Applicability of Insurance Laws

     ProVantage's prescription pharmaceutical plans currently offered or administered by ProVantage are on a fee-for-service basis, and are therefore not generally subject to state insurance laws. The insured vision benefit plans administered by ProVantage are underwritten by an unaffiliated licensed insurer, and ProVantage believes it is in material compliance with all applicable insurance laws.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, and under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, acquisition and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans, and (3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth, acquisition and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) the risk factors described below, (ii) the risk factors described in ProVantage's Annual Report on Form 10-K for the fiscal year ended January 29, 2000, and (iii) other risks described from time to time in the Company's and ProVantage's SEC filings.

     An investment in ShopKo's Common Stock or other securities carries certain risks. Investors should carefully consider the risks described below, the risks described in ProVantage's Annual Report on Form 10-K filed with the SEC, and other risks which may be disclosed from time to time in ShopKo's and ProVantage's filings with the SEC before investing in ShopKo's Common Stock or other securities.

     Competition in the retail industry could limit ShopKo's growth opportunities and reduce its profitability. The Company competes in the discount retail merchandise and retail health services businesses. These businesses are highly competitive. The competitive environment subjects the Company to the risk of reduced profitability. The Company competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. The Company's retail health services business competes with independent and chain pharmacies and optical centers. The discount retail merchandise business is subject to excess capacity and some of the Company's competitors are much larger and have substantially greater resources than the Company. The competition for customers and store locations has intensified in recent years as larger competitors, such as Wal-Mart, Kmart and Target, have moved into the Company's geographic markets. The Company expects a further increase in competition from these national discount retailers. The Company cannot assure you that it will be able to continue to compete successfully.

     The Company's inability to secure additional retail store sites could limit our growth opportunities. If additional retail store sites are unavailable, the Company may not be able to carry out a significant part of its growth strategy, which could materially adversely affect its future growth. The Company's plans to increase the number of its retail stores will depend in part upon the availability of existing retail stores or store sites. There can be no assurance that such stores or sites will be available to the Company for purchase or lease, or that they will be available on terms acceptable to the Company. Rising real estate costs and construction and development costs could also inhibit the Company's ability to grow. If the Company is unable to grow its retail business, the Company's financial performance could be adversely affected.

     The Company's conversion, integration and operation of companies which it acquires may not succeed or generate the expected results, which may have a significant adverse effect on its financial performance and its growth strategy and prospects. If the Company is unable to integrate companies which it acquires into its business, then its financial performance and its growth strategy and prospects may be adversely affected. A significant part of its growth strategy depends on its ability to identify and acquire companies which complement its business, such as Pamida, Inc., and to integrate those companies into its management and operational structure. This integration requires substantial management, logistical and financial resources which might otherwise be devoted to our existing operations. The Company's failure to accommodate this growth could have a material adverse affect on its results of operations.

     The Company's ProVantage subsidiary is subject to various risks, which could adversely affect the Company's financial performance. If the Company's ProVantage subsidiary is adversely affected by the business and other risks to which it is subject, then the Company's results of operations and financial results may suffer. For fiscal 1999, the Company's ProVantage subsidiary generated approximately 23.1% of the Company's sales and approximately 10.8% of the Company's income from operations. The ProVantage business is substantially different from the Company's retail business and is subject to additional and different risks. To the extent these risks could materially and adversely effect ProVantage, they could also have a material and adverse effect on the Company. The risks that ProVantage is subject to include the following:

     - ProVantage's industry is very competitive and this competition is reducing profitability in ProVantage's industry.

     - Consistent with industry practice, ProVantage does not have long-term contracts with its customers, network pharmacies or pharmaceutical manufacturers and loss of a significant number of these contractual relationships could materially adversely affect ProVantage and its results of operations.

     - ProVantage is introducing new products which the market may not accept.

     - ProVantage is growing rapidly, and if ProVantage is unable to manage this growth, then its business and results of operations could be materially adversely affected.

     - Other governmental actions, including changes in healthcare finance and reimbursement practices and patient confidentiality laws, could materially adversely affect ProVantage.

     - ProVantage may be subject to liability claims which are not covered by insurance, which may adversely affect ProVantage's results of operations.

     - ProVantage relies on the use of intellectual property, such as computer software, to conduct its business, which, if not properly protected, could be lost, restricted, copied or used by other businesses which could have a material adverse effect on ProVantage.

     The foregoing is a summary of the risk factors applicable to ProVantage. For a more complete description of those risks, please see ProVantage's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

     The Company's general merchandise business is seasonal and quarterly performance fluctuates, which may cause volatility or a decline in the price of its securities. Because the Company's retail business is seasonal, its results of operations may fluctuate which may lead to significant volatility or declines in the price of its securities. The Company's retail general merchandise business is highly seasonal. The Christmas selling season has historically contributed a significant part of its earnings and primarily impacts the fourth fiscal quarter. Inventory imbalances caused by unanticipated fluctuations in consumer demand also results in fluctuations of the Company's results. This seasonality and these fluctuations cause the Company's operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of its securities.

     Loss of the Company's key management personnel, especially William J. Podany, the Company's chairman, president and chief executive officer, could materially adversely affect the Company's business. The Company's success depends to a significant extent on the continued services of its senior management, particularly William J. Podany. The Company does not have employment contracts with members of its senior management, including Mr. Podany. If the Company loses key senior management, then its business could be materially adversely affected.

     Adverse weather and general economic conditions could have a significant adverse effect on the Company's business. Because the Company's business is subject to adverse weather conditions in its retail markets, particularly in the Midwest, Western Mountain and Pacific Northwest regions, its operating results may be unexpectedly and materially adversely affected. Frequent or unusually heavy snow, ice or rain storms in its markets could have a material adverse effect on its sales and earnings and could adversely impact its ability to make scheduled interest payments on its indebtedness. General economic factors in the regions in which the Company operates that are beyond its control may also materially adversely affect its forecasts and actual performance. The factors that may materially adversely affect its forecasts and actual performance include interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

     Labor conditions may have a material adverse impact on its performance. If the Company cannot attract and retain quality employees, its business will suffer. The Company depends on attracting and retaining quality employees. Many of its employees are in entry level or part-time positions with historically high rates of turnover. The Company may be unable to meet its labor needs while controlling costs due to external factors such as unemployment levels, minimum wage legislation and changing demographics

     The Company has a significant amount of debt which could adversely affect its business and growth prospects. At January 29, 2000, the Company had approximately $459.5 million of long-term debt and other long-term obligations. The Company expects to incur more debt as it expands its retail operations. This additional debt could have significant adverse effects on its business. For example, it could:

     - make it more difficult for it to obtain additional financing on favorable terms,

     - require the Company to dedicate a substantial portion of its cash flows from operations to the repayment of its debt and the interest on its debt,

     -    limit its ability to capitalize on significant business opportunities,

     -    make the Company more vulnerable to economic downturns, and

     - contain certain covenants which restrict our ability to operate its business.

     Anti-Takeover provisions in the Company's organizational documents and statutes may inhibit premium offers for its common stock. Anti-takeover provisions in its amended and restated articles of incorporation, by-laws and Wisconsin law and its rights plan may deter unfriendly offers or other efforts to obtain control of the Company. This could make the Company less attractive to a potential acquirer and deprive its shareholders of opportunities to sell their shares of common stock at a premium price.

     Pending or future litigation could subject the Company to significant monetary damages. If the Company becomes subject to liability claims which are in excess of its insurance coverage or are not covered by its insurance policies, the Company may be liable for damages and other expenses which could have a material adverse effect on its business, operating results and financial condition. In addition, any claims against the Company, regardless of merit or eventual outcome, may have a material adverse effect on its reputation and business. The sale of retail merchandise and provision of in-store pharmacy and optical services entail a risk of litigation and liability. The Company is currently subject to a number of lawsuits, and expects that from time to time it will be subject to similar suits in the ordinary course of business. The Company currently maintains insurance intended to cover a majority of liability claims, subject to a $250,000 deductible for general liability claims and for liability claims arising from prescription dispensing errors. The Company believes that its insurance programs are adequate. The Company cannot assure that it will be able to maintain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or that insurance will cover all claims against the Company.

     ITEM 2.               PROPERTIES



     As of January 29, 2000, the Company operated 160 ShopKo retail stores in 19 Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of the present ShopKo stores:


                                       # OF                           # OF
                    STATE              STORES     STATE               STORES
                 -------------------------------------------------------------

                  California                 1  Missouri                     3
                  Colorado                   3  Montana                      5
                  Idaho                      9  Nebraska                    11
                  Illinois                  13  Nevada                       3
                  Indiana                    2  Oregon                       4
                  Iowa                      13  South Dakota                 6
                  Kansas                     2  Utah                        15
                  Kentucky                   1  Washington                  10
                  Michigan                   4  Wisconsin                   42
                  Minnesota                 13
                                                                --------------
                                                Total                      160
                                                                ==============

     Of the Company's 160 ShopKo retail stores at January 29, 2000, the number of stores owned and leased are listed below:

                              Owns Land and      Owns Building Subject      Leases Land and
                            Building Outright       to Ground Lease            Building                 Total
                            -----------------       ---------------            --------                 -----
ShopKo Stores                      84                      5                      23                     112
Wholly-owned
subsidiaries                       37*                     3                       8                     48

Total                              121                     8                      31                     160

* Seven of which are subject to mortgages.

The ground leases expire at various dates ranging from 2012 through 2038 and the other leases expire at various dates ranging from 2000 through 2020.

     As of January 29, 2000, the Company operated 157 Pamida retail stores in 15 Midwest, North Central and Rocky Mountain states. The following table sets forth the geographic distribution of the present Pamida stores:

                                   # OF                           # OF
               STATE              STORES     STATE               STORES
            -------------------------------------------------------------

             Illinois                   5  Montana                      6
             Indiana                    8  Nebraska                    15
             Iowa                      26  North Dakota                 7
             Kansas                     2  Ohio                        10
             Kentucky                   7  South Dakota                 6
             Michigan                  13  Wisconsin                   15
             Minnesota                 27  Wyoming                      9
             Missouri                   1                      ----------
                                           Total                      157
                                                               ==========

     Of the Company's 157 Pamida retail stores at January 29, 2000, the number of stores owned and leased are listed below:

                         Owns Store        Leases Store
                          Premises           Premises                Total
                         ----------        ------------              -----
Pamida Stores                30               127                     157


The leases expire at various dates ranging from 2000 through 2023.

     The Company's other principal properties are as follows:

                                                                                          SQ. FT OF
                                                                                           BUILDING
              LOCATION                                       USE                             SPACE          TITLE
---------------------------------------------------------------------------------------------------------------------

Green Bay, WI                         ShopKo Corporate Headquarters                            228,000      Owned
Lawrence, WI                          ShopKo Corporate Headquarters - South
                                          Annex/Return Center                                  114,300      Owned
Quincy, IL                            Closed:  Corporate Headquarters
                                           (Penn-Daniels)                                       15,000      Owned
Wisconsin Rapids, WI                  Information Services Dept. Satellite Office                1,700     Leased
Green Bay, WI                         ShopKo Corporate Headquarters - Glory Road Annex I         6,600     Leased
Green Bay, WI                         ShopKo Corporate Headquarters - Glory Road Annex II        2,600     Leased
De Pere, WI                           ShopKo Distribution Center                               265,000      Owned
Boise, ID                             ShopKo Distribution Center                               210,000      Owned
Omaha, NE                             ShopKo Distribution Center                                50,000      Owned
Quincy, IL                            ShopKo Distribution Center                               449,500     Leased
Omaha, NE                             Pamida Corporate Headquarters/Distribution Center        215,000      Owned
Omaha, NE                             Pamida Distribution Center                               336,000      Owned
Lebanon, IN                           Pamida Distribution Center                               200,000     Leased
Omaha, NE                             Pamida Return Center                                      41,000      Owned
Waukesha, WI                          ProVantage Corporate Headquarters                         60,000     Leased
Green Bay, WI                         ProVantage Mail Service                                   10,000     Leased
Arlington, VA                         PharMark Office                                           15,500     Leased
Green Bay, WI                         ProVMed Office                                             7,200     Leased

      The Waukesha, Wisconsin building is owned by ShopKo and leased to ProVantage.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is involved in various litigation matters arising in the ordinary course of its business. Management believes that none of this litigation will have a material adverse effect on the Company's financial condition, results of operations or statements of cash flows.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                               SERVED IN    EMPLOYED
                                                                                CURRENT      BY THE
                                                                               POSITION     COMPANY
        NAME           AGE*                  POSITION**                          SINCE       SINCE
        ----           ----  -------------------------------------------         -----       -----

William J. Podany       53   Chairman of the Board, President and Chief
                             Executive Officer                                   2000        1994

Rick M. Ausick          46   Senior Vice President, General Merchandise
                             Manager, Home                                       1999        1999

Michael J. Bettiga      46   Senior Vice President, ShopKo Stores and Retail
                             Health Services                                     1999        1977

Paul A. Burrows         51   Senior Vice President, Chief Information Officer    1998        1998

Roger J. Chustz         49   Senior Vice President, General Merchandise
                             Manager, Apparel and Product Development            1993        1993

Dennis C. Folz          52   Senior Vice President, Human Resources              1999        1998

Paul  H.   Freischlag,  46   Senior Vice President, Chief Financial Officer
Jr.                                                                              1998        1998

Steven T. Harig         45   Senior Vice President, Planning, Replenishment
                             and Analysis, Distribution and Transportation       1993        1989

Gary A. Hillerman       51   Senior Vice President, General Merchandise
                             Manager, Hardlines                                  1997        1996

Michael J. Hopkins      49   President, Pamida                                   1999        1995

Rodney D. Lawrence      42   Senior Vice President, Store Planning, Real Estate,
                             Construction and Store Marketing                    1996        1996

L. Terry McDonald       57   Senior Vice President, Marketing                    1994        1994

Richard D. Schepp       39   Senior Vice President, General Counsel and
                             Secretary                                           1997        1992

*as of January 29, 2000
**as of April 7, 2000

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

     Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for Rick M. Ausick, Paul A. Burrows, Dennis C. Folz, Paul H. Freischlag, Jr., Gary A. Hillerman and Rodney D. Lawrence.

     Mr. Ausick has been Senior Vice President, General Merchandise Manager/Home since joining ShopKo in November 1999. Prior to joining ShopKo he was Vice President of Merchandising for Home with the T. Eaton Company LTD in Toronto, Ontario from August 1998 to August 1999. From 1984 to 1998, Mr. Ausick was employed by Burdines, a division of Federated Department Stores, most recently as Senior Vice President, General Merchandise Manager. Prior to that, he held various positions with Marshall Field and Company from 1977 to 1984.

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

     Mr. Folz has been Senior Vice President, Human Resources since May 1999. He was Vice President of Organization and Leadership Development since he joined the Company in August 1998. From 1987 to August 1998, Mr. Folz held various positions with Personnel Decisions, Inc., most recently Partner and Senior Vice President of Organizational Effectiveness.

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

     Mr. Lawrence has been Senior Vice President - Store Planning, Real Estate, Construction and Store Marketing since May 1996. He was Vice President - Store Planning with Broadway Stores, Inc. from 1994 to 1996. Mr. Lawrence was Director of Store Planning with Carter Hawley Hale Stores, Inc. from 1992 to 1994 and Vice President - Visual Merchandising with Broadway from 1989 to 1992.

                                     PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of March 24, 2000, ShopKo's common shares were held by 944 record owners.

     The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.

                                                                            HIGH         LOW
                                                                            ----         ---

       Fiscal Year 1998
            First Quarter (ended May 2, 1998)                             $34.9375    $25.8750
            Second Quarter (ended August 1, 1998)                          36.6250     29.2500
            Third Quarter (ended October 31, 1998)                         32.5000     25.1250
            Fourth Quarter (ended January 30, 1999)                        33.6875     29.6875

       Fiscal Year 1999
            First Quarter (ended May 1, 1999)                             $36.0625    $28.2500
            Second Quarter (ended July 31, 1999)                           40.6250     33.3125
            Third Quarter (ended October 30, 1999)                         38.2500     23.0000
            Fourth Quarter (ended January 29, 2000)                        25.3750     18.1875

     The closing sales price of the Common Stock on the New York Stock Exchange on April 7, 2000 was $20.75 per share.

      The Company's revolving credit agreement has a restrictive covenant which requires maintenance of a minimum net worth. This covenant may potentially limit the payment of dividends. As of January 29, 2000, the Company was in compliance with this covenant; having a net worth balance of $694.5 million compared to a required balance of $385.3 million.

      The Company has not paid any cash dividends in the last two fiscal years. The Company currently intends to retain earnings for the growth and expansion of its business and not to declare or pay any cash dividends.

ITEM 6.           SELECTED FINANCIAL DATA


                                                                                   FISCAL YEARS ENDED


                                                           -------------------------------------------------------------------
                                                           JAN. 29,     JAN. 30,      JAN. 31,      FEB. 22,     FEB. 24,
                                                             2000         1999        1998(1)         1997         1996
                                                           (52 WKS)     (52 WKS)      (49 WKS)      (52 WKS)     (52 WKS)
------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (MILLIONS)
------------------------------------------------------------------------------------------------------------------------------

   Net sales                                                 $3,898        $2,959       $2,434         $2,333       $1,968
   Licensed department rentals and other income                  14            12           12             13           14
   Gross margin                                                 850           662          564            550          501
   Selling, general and administrative expenses                 601           472          404            397          361
   Special charges                                                8(2)          6(3)         3(4)
   Depreciation and amortization expenses                        84            68           58             60           56
   Interest expense - net                                        47            38           31             32           34
   Gain on sale of ProVantage stock                              57
   Earnings before income taxes, minority
        interest and extraordinary item                         180            92           80             74           63
   Earnings before minority interest
        and  extraordinary item                                 108            56           49             45           38
   Earnings before extraordinary item                           106(5)         56           49             45           38
   Net earnings                                                 102            56           49             45           38
------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share before
          extraordinary item                                   $3.75        $2.14        $1.73          $1.40        $1.20
   Basic net earnings per common share                          3.62         2.14         1.73           1.40         1.20
   Diluted earnings per common share before
         extraordinary item                                     3.70         2.10         1.71           1.39         1.20
   Diluted net earnings per common share                        3.57         2.10         1.71           1.39         1.20
   Cash dividends declared per common share(6)                                                           0.22         0.44
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA (MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
   Working capital                                               $71         $167         $144           $232         $215
   Property and equipment-net                                    909          704          630            603          617
   Total assets                                                2,083        1,374        1,251          1,234        1,118
   Total debt(7)                                                 705          472          440            421          416
   Total shareholders' equity                                    695          459          396            461          422
   Capital expenditures                                          152          100           32             39           53
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
------------------------------------------------------------------------------------------------------------------------------
   Current ratio                                                 1.1          1.4          1.4            1.7          1.8
   Return on beginning assets                                    7.4 %        4.4 %        4.0 %          4.0 %        3.5 %
   Return on beginning shareholders' equity                     22.2 %       14.0 %       10.6 %         10.7 %        9.7 %
   Total debt as % of total capitalization(8)                   46.3 %       49.3 %       51.4 %         46.6 %       48.5 %
------------------------------------------------------------------------------------------------------------------------------
OTHER YEAR END DATA
------------------------------------------------------------------------------------------------------------------------------
   ShopKo stores open at year end                                160          147          149(9)         130          129
   Average ShopKo store size-square feet                      89,545       89,106       88,754         89,840       89,945
   Pamida stores open at year end(10)                            157
   Average Pamida store size-square feet                      36,055

(1) Fiscal year end was changed from the last Saturday in February to the Saturday nearest January 31.
(2) Special charges related to employee retention programs, elimination of administrative functions and various integration initiatives at Pamida.
(3) Special charges related to the elimination of duplicate operations at the Penn-Daniels administrative office and warehouse.
(4) Special charges related to the termination of the proposed combination with two other parties.
(5) The repurchase of Senior Notes resulted in an extraordinary loss of $3.8 million, net of income tax benefit of $2.4 million.
(6) Upon termination of the proposed combination with two other parties, the Company determined to retain earnings for the growth and expansion of its business and not declare or pay any cash dividends.
(7) Total debt includes short-term debt, current portion of long-term obligations, long-term obligations and payable to related party.
(8) Total capitalization includes shareholders' equity, minority interest, total debt and non-current deferred income taxes.
(9) Includes 19 stores acquired from Penn-Daniels, Incorporated, two of which closed in fiscal 1998.
(10) The Company acquired the Pamida retail store chain in July 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In August 1997, the Company approved a change in its fiscal year end to the Saturday closest to the end of January, commencing January 31, 1998. This change in the Company's fiscal year conforms to the National Retail Federation calendar. The Company's audited consolidated financial statements were issued for the 52 weeks ended January 29, 2000 (fiscal 1999), the 52 weeks ended January 30, 1999 (fiscal 1998) and the 49 weeks ended January 31, 1998 (fiscal
1997).

RESULTS OF OPERATIONS

     The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of consolidated net sales:

                                                                                  FISCAL YEARS ENDED
                                                                   ----------------------------------------------

                                                                   JAN. 29, 2000   JAN. 30, 1999   JAN. 31, 1998
                                                                     (52 WEEKS)     (52 WEEKS)      (49 WEEKS)
                                                                     ----------     ----------      ----------

       Revenues:
            Net sales                                                   100.0%         100.0%         100.0%
            Licensed department rentals and other income                  0.4            0.4            0.5
                                                                      -------         ------         ------
                                                                        100.4          100.4          100.5
       Costs and Expenses:
            Cost of sales                                                78.2           77.6           76.8
            Selling, general and administrative expenses                 15.4           15.9           16.6
            Special charges                                               0.2            0.2            0.1
            Depreciation and amortization expenses                        2.2            2.3            2.4
                                                                         ----         ------         ------
                                                                         96.0           96.0           95.9


       Income from operations                                             4.4            4.4            4.6
       Interest expense - net                                            (1.2)          (1.3)          (1.3)
       Gain on sale of ProVantage stock                                   1.4            0.0            0.0
                                                                          ---            ---            ---

       Earnings before income taxes, minority interest and
            extraordinary item                                            4.6            3.1            3.3
       Provision for income taxes                                         1.8            1.2            1.3
                                                                          ---            ---            ---
       Earnings before minority interest and
            extraordinary item                                            2.8            1.9            2.0
       Minority interest                                                 (0.1)           0.0            0.0
                                                                         -----           ---            ---

       Earnings before extraordinary item                                 2.7            1.9            2.0
       Extraordinary (loss) on retirement of debt,
            net of income taxes                                          (0.1)           0.0            0.0
                                                                         -----           ---            ---

       Net earnings                                                       2.6%           1.9%           2.0%
                                                                          ===            ===            ===

     The Company has three business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations), a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations) and a ProVantage segment (which includes health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services). Intercompany sales, which consist of prescriptions that were both sold at a ShopKo pharmacy or at a Pamida pharmacy and processed by ProVantage, have been eliminated in consolidation.

     The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL SEGMENT

                                                                                    FISCAL YEARS ENDED
                                                                      ----------------------------------------------

                                                                       JAN. 29, 2000   JAN. 30, 1999  JAN. 31, 1998
                                                                         (52 WEEKS)      (52 WEEKS)     (49 WEEKS)
                                                                         ----------      ----------     ----------

Revenues:
     Net sales                                                                 100.0%         100.0%         100.0%
     Licensed department rentals and other income                                0.5            0.5            0.6
                                                                              ------         ------         ------
                                                                               100.5          100.5          100.6
Costs and Expenses:
     Cost of sales                                                              74.1           73.8           73.6
     Selling, general and administrative expenses                               17.8           18.1           18.0
     Depreciation and amortization expenses                                      2.5            2.6            2.6
                                                                              ------         ------         ------
                                                                                94.4           94.5           94.2
Income from operations                                                           6.1%           6.0%           6.4%
                                                                              ======         ======         ======

PAMIDA RETAIL SEGMENT

                                                                                       FISCAL YEAR ENDED
                                                                          ----------------------------------------------

                                                                            JAN. 29, 2000
                                                                             (30 WEEKS)
                                                                             ----------
Revenues:
     Net sales                                                                   100.0%
     Licensed department rentals and other income                                  0.3
                                                                                ------
                                                                                 100.3
Costs and Expenses:
     Cost of sales                                                                73.7
     Selling, general and administrative expenses                                 19.2
     Depreciation and amortization expenses                                        2.5
                                                                                ------
                                                                                  95.4

Income from operations                                                             4.9%
                                                                                ======

PROVANTAGE SEGMENT

                                                                                      FISCAL YEARS ENDED
                                                                          ----------------------------------------------

                                                                         JAN. 29, 2000  JAN. 30, 1999  JAN. 31, 1998
                                                                           (52 WEEKS)     (52 WEEKS)     (49 WEEKS)
                                                                           ----------     ----------     ----------
Revenues:
     Net sales                                                                   100.0%         100.0%         100.0%
     Licensed department rentals and other income                                  0.0            0.1            0.1
                                                                                ------         ------         ------
                                                                                 100.0          100.1          100.1
Costs and Expenses:
     Cost of sales                                                                93.3           92.7           92.5
     Selling, general and administrative expenses                                  3.6            3.9            4.0
     Depreciation and amortization expenses                                        1.1            1.0            1.0
                                                                                ------         ------         ------
                                                                                  98.0           97.6           97.5

Income from operations                                                             2.0%           2.5%           2.6%
                                                                                ======         ======         ======

FISCAL 1999 COMPARED TO FISCAL 1998

     Consolidated net sales for fiscal 1999 (52 weeks) increased $939.5 million or 31.8% over fiscal 1998 (52 weeks) to $3,898.1 million.

     ShopKo Retail Store sales for fiscal 1999 increased 10.9% or $255.7 million from fiscal 1998 to $2,606.9 million. The Company attributes this increase primarily to increased comparable ShopKo Retail Store sales and the 13 new ShopKo stores opened during the year. ShopKo comparable Retail Store sales increased 6.2%, and the changes for that period by category were as follows:
Retail Health - 16.9%, Hardlines - 5.5% and Softlines - 5.2%. Changes in retail comparable store sales for a year are based upon those stores which were open for the entire preceding year.

     In July 1999, the Company acquired the retail chain Pamida, Inc. ("Pamida"), which operated 152 Pamida stores and 4 Heartland Home Furniture stores in 15 Midwest, North Central and Rocky Mountain states as of July 31, 1999. Since the acquisition, seven additional Pamida stores were opened and two Pamida stores were closed, increasing the number of Pamida stores in operation from 152 to 157 stores as of January 29, 2000. On August 30, 1999, the Company sold the entire Heartland Home Furniture business to a group of investors. Pamida stores' sales are included in net sales since their acquisition but they are not included in retail comparable store sales since they were not owned by ShopKo for the entire preceding fiscal year. Pamida Retail Store sales for the 30 weeks ended January 29, 2000 were $441.2 million.

     ProVantage sales for fiscal 1999 increased 40.3% or $259.1 million over fiscal 1998 to $902.4 million. This increase is due primarily to internally generated growth in claims processing and mail pharmacy.

     Consolidated gross margins as percentages of sales were 21.8% and 22.4% for fiscal 1999 and 1998, respectively. ShopKo Retail gross margins as percentages of sales were 25.9% and 26.2% for fiscal 1999 and 1998, respectively. The ShopKo Retail gross margins include LIFO credits of $4.0 million for fiscal 1999 and $3.6 million for fiscal 1998. ShopKo Retail gross margins, before LIFO credits, were 25.7% and 26.0% for fiscal 1999 and 1998, respectively. The decrease in the ShopKo retail gross margin rate is primarily attributable to increased third party sales in retail pharmacy as well as other changes in our merchandising mix. Pamida Retail gross margin as a percent of sales was 26.3% for the 30 weeks ended January 29, 2000 and include a LIFO credit of $1.6 million. Pamida Retail gross margin, before LIFO credit, was 25.9% for the 30 weeks ended January 29, 2000. ProVantage gross margins as percentages of sales were 6.7% and 7.3% for fiscal 1999 and 1998, respectively. The decrease in the gross margin rate is primarily due to increasing prescription drug costs and the addition of larger clients with lower average transaction fees.

     Consolidated selling, general and administrative expenses as a percentage of net sales decreased to 15.4% in fiscal 1999, compared with 15.9% in fiscal 1998. ShopKo Retail selling, general and administrative expenses were 17.8% and 18.1% of net sales for fiscal 1999 and 1998, respectively. This reduction is primarily due to leveraging store payroll and fixed costs against increased sales volume. Pamida Retail selling, general and administrative expenses were 19.2% of sales for the 30 weeks ended January 29, 2000. ProVantage selling, general and administrative expenses decreased to 3.6% compared with 3.9% in fiscal 1998. This decrease is primarily due to leveraging costs against increased sales volume.

     The Company's operating earnings (earnings before interest, gain on issuance of subsidiary stock, income taxes, minority interest and extraordinary item) increased 31.1% to $170.4 million in fiscal 1999 from $129.9 million in fiscal 1998. ShopKo Retail operating earnings (earnings before corporate expenses, interest and income taxes) increased 13.0% to $159.1 million in fiscal 1999 compared to $140.8 million in fiscal 1998. This increase is primarily due to increased sales. Pamida Retail operating earnings were $21.5 million for the 30 weeks ended January 29, 2000. ProVantage operating earnings increased 13.8% in fiscal 1999 to $18.4 million compared to $16.2 million in fiscal 1998. This increase is due to internally generated growth primarily in health benefit management services.

     Net interest expense as a percentage of net sales decreased to 1.2% in fiscal 1999 compared with 1.3% in fiscal 1998. This decrease is primarily due to increased sales.

FISCAL 1998 COMPARED TO FISCAL 1997

     Consolidated net sales for fiscal 1998 (52 weeks) increased $524.6 million or 21.6% over fiscal 1997 (49 weeks) to $2,958.6 million.

     ShopKo Retail sales for fiscal 1998 (52 weeks) increased 17.5% or $349.6 million from fiscal 1997 (49 weeks) to $2,351.2 million. The Company attributes this increase to the 17 new stores acquired from Penn-Daniels, Incorporated ("Penn-Daniels"), three additional weeks in the fiscal year and merchandising operations and marketing initiatives. On a 52-week basis, ShopKo comparable Retail Store sales increased 5.7%, and the changes for that period by category were as follows: Retail Health - 11.9%, Hardlines - 5.9% and Softlines - (0.2%).

     ProVantage sales for fiscal 1998 (52 weeks) increased 40.4% or $185.0 million over fiscal 1997 (49 weeks) to $643.3 million. This increase is due primarily to internally generated growth in claims processing and mail pharmacy.

     Consolidated gross margins as percentages of sales were 22.4% and 23.2% for fiscal 1998 and 1997, respectively. ShopKo Retail gross margins as percentages of sales were 26.2% and 26.4% for fiscal 1998 and 1997, respectively. The ShopKo Retail gross margins include LIFO credits of $3.6 million for fiscal 1998 and $3.7 million for fiscal 1997. ShopKo Retail gross margins, before LIFO credits, were 26.0% and 26.2% for fiscal 1998 and 1997, respectively. This decrease is primarily due to increases in promotional sales and third party sales in ShopKo Retail pharmacy. ProVantage gross margins as percentages of sales were 7.3% and 7.5% for fiscal 1998 and 1997, respectively. This decrease is attributable to increases in the cost of prescriptions and the addition of larger clients with lower average transaction fees, offset in part by the addition of higher margin clinical services and information technology products.

     Consolidated selling, general and administrative expenses as a percentage of net sales decreased to 15.9% in fiscal 1998, compared with 16.6% in fiscal 1997. ShopKo Retail selling, general and administrative expenses were 18.1% and 18.0% of net sales for fiscal 1998 and 1997, respectively. Excluding the 17 new stores related to the Penn-Daniels acquisition and expenses incurred for year 2000 compliance, ShopKo Retail selling, general and administrative expenses as a percent of sales were 17.6% for fiscal 1998. The decrease is attributable to continued expense control initiatives at store level. ProVantage selling, general and administrative expenses were 3.9% and 4.0% of net sales for fiscal 1998 and 1997, respectively. This decrease is primarily due to leveraging expenses over the increased sales volume.

     The Company's operating earnings (earnings before interest and income taxes) increased 17.0% to $129.9 million in fiscal 1998 from $111.0 million in fiscal 1997. ShopKo Retail operating earnings (earnings before corporate expenses, interest and income taxes) increased 10.6% to $140.8 million in fiscal 1998 compared to $127.3 million in fiscal 1997. This increase is primarily due to increased sales and expense control initiatives. ProVantage operating earnings increased 34.0% in fiscal 1998 to $16.2 million compared to $12.1 million in fiscal 1997. This increase is due to internally generated growth primarily in health benefit management services.

     Net interest expense as a percentage of net sales was 1.3% in both fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies on cash generated from its operations, with the remaining needs being met by short-term and long-term borrowings. Cash provided from operating activities was $64.5 million, $73.8 million and $142.6 million in fiscal years 1999, 1998 and 1997, respectively.

     On July 19, 1999, the initial public offering of 5,600,000 shares of ProVantage common stock at $18.00 per share was completed. The Company also sold an additional 840,000 shares of ProVantage common stock pursuant to the underwriters' over-allotment option. The Company received approximately $106.0 million in this transaction of which $20.0 million was retained by ProVantage. The Company used the remaining proceeds of the offering to pay down its short-term debt. ProVantage's stock is listed on the New York Stock Exchange under the symbol `PHS.'

     On July 21, 1999, the Company completed an offering of 4,025,000 shares of its common stock at $38.50 per share. The Company used the net offering proceeds of approximately $147.1 million for repayment of a portion of the debt it assumed in connection with its recent acquisition of Pamida and for other corporate purposes.

     The Company had a $200.0 million revolving credit agreement with a consortium of banks of which $195.0 million was outstanding as of January 29, 2000. This credit facility is unsecured and is effective through January 31, 2002. In April 1999, the Company negotiated a $50.0 million unsecured banker's acceptance note which came due April 17, 2000 of which $50.0 million was outstanding as of January 29, 2000. The $50.0 million outstanding under the unsecured banker's acceptance note was repaid on April 17, 2000. Another unsecured banker's acceptance note was negotiated and will expire April 30, 2001. Varying amounts are available under this note and range from $25.0 to $100.0 million based upon the seasonal needs of the Company. As of April 17, 2000, there was $60.0 million outstanding under this credit agreement. In September 1999, the Company also negotiated a $100.0 million unsecured 364-day credit facility.

     Pamida's $125.0 million committed Loan and Security Agreement, as amended, had been utilized by Pamida prior to the Company's acquisition of Pamida and shortly thereafter for working capital purposes. During August 1999, the remaining balance of this loan was paid in full and the agreement was terminated.

     On September 2, 1999, the Company redeemed all of Pamida's 11 3/4% senior subordinated notes in return for payments of approximately $153.2 million, which included principal, accrued interest and premium due on call. The Company funded this redemption from cash flows from operations and other financing activities.

     The Company has entered into a credit agreement with ProVantage which provides that ProVantage may borrow up to $25.0 million from the Company on a revolving basis. ProVantage's capital needs are expected to be met through the proceeds of its initial public offering, cash generated from its operations, and borrowings under the credit agreement with the Company or third party sources.

CAPITAL EXPENDITURES AND ACQUISITIONS

     The Company spent $151.7 million on capital expenditures (excluding acquisitions) in fiscal 1999, compared to $99.7 million in fiscal 1998 and $32.0 million in fiscal 1997. The following table sets forth the components of the Company's capital expenditures and acquisitions (in millions):

                                                                               FISCAL YEARS ENDED
                                                                   ----------------------------------------------

                                                                    JAN. 29, 2000   JAN. 30, 1999  JAN. 31, 1998
                                                                      (52 WEEKS)      (52 WEEKS)    (49 WEEKS)
                                                                      ----------      ----------    ----------
   Capital Expenditures
        New stores                                                       $57.2           $42.6          $  0.0
        Remodeling and refixturing                                        18.7            15.2            12.6
        Distribution centers                                              25.9             1.4             0.7
        Management information and point-of-sale equipment
           and systems                                                    33.0            34.5            18.0
        Other                                                             16.9             6.0             0.7
                                                                        ------           -----           -----
             Total                                                      $151.7           $99.7           $32.0
                                                                        ======           =====           =====
   Acquisitions                                                         $104.0                           $40.5
                                                                        ======                           =====


     During fiscal 1999, the Company converted 10 former Venture store locations and one former Target store location to ShopKo stores, including the addition of in-store pharmacies and optical centers. Also, during fiscal 1999, the Company opened two new ShopKo stores. During fiscal 1999, the Company began the expansion of the ShopKo distribution centers in Idaho and Wisconsin and the building of a new distribution center in Omaha, Nebraska. Since the Pamida acquisition, the Company has opened seven new Pamida stores and closed two Pamida stores.

     On February 14, 2000, the Company announced plans to open five new ShopKo stores and eight new Pamida stores in fiscal 2000, with more store openings planned for later in the year. In total, the Company expects to open 5 to 9 ShopKo stores and 20 to 25 Pamida stores in fiscal 2000.

     The Company's total capital expenditures for the fiscal year ending February 3, 2001 are expected to approximate $200.0 to $250.0 million. The expenditures would relate to construction of the new ShopKo and Pamida stores; expansion and building of ShopKo distribution centers; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. This amount excludes any capital that may be required for acquisitions of businesses. Such plans may be reviewed and revised from time to time in light of changing conditions.

     The Company expects to pursue growth of its Retail Store business through new store construction or acquisition of existing retail stores or businesses. ProVantage expects to consider and, if appropriate, pursue the acquisition of health services or health information technology businesses. Such plans may be reviewed and revised from time to time in light of changing conditions.

     Funds generated from operations, and if necessary, the Company's revolving credit facility or other short-term borrowings are expected to fund the projected working capital needs and total capital expenditures through fiscal 2000 except for possible acquisitions described above. Depending upon the size and structure of any such acquisitions, the Company and/or ProVantage may require additional capital resources. The Company believes that adequate sources of capital will be available.

     On August 2, 1996, the Company completed the acquisition of CareStream ScripCard from Avatex Corporation, formerly known as Foxmeyer Health Corporation. CareStream ScripCard was a prescription benefit management company which has been integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, plus a supplemental cash payment equal to 1.5% of ProVantage's market value subject to a minimum of $2.5 million and a maximum of $5.0 million. On August 10, 1999, Avatex exercised its supplemental cash payment right in the amount of $5.0 million which was paid by ProVantage to Avatex in August 1999. This payment was capitalized as additional purchase price and will be amortized over 18 years.

     On August 20, 1997, the Company acquired PharMark, a software and database development business providing information driven strategies for optimizing medical and pharmaceutical outcomes, based in Arlington, Virginia. The purchase price for PharMark was approximately $15.2 million. The sellers of PharMark may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 or the date on which the Company ceases to own at least a majority of ProVantage's common stock. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The Contingent Payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 18 years.

     On December 19, 1997, ShopKo bought the outstanding stock of Penn-Daniels, a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt, of which approximately $26.6 million has been retired. The Company utilized cash and borrowings under its revolving credit facility to fund the acquisition and the retirement of a portion of Penn-Daniels' outstanding debt. Penn-Daniels operated 18 Jacks discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois.

      In connection with the Penn-Daniels acquisition, ShopKo incurred special pre-tax costs of $5.7 million eliminating duplicate operations at the Penn-Daniels administrative office and warehouse and other transaction related items in fiscal 1998. The Company funded these costs from available cash and borrowings under the Company's revolving credit facility.

      On July 6, 1999, the Company completed a tender offer for all of the outstanding voting common stock of Pamida at a price of $11.50 per share. The Company simultaneously acquired all of Pamida's non-voting common stock from 399 Venture Partners, Inc. at a price of $11.50 per share. Pamida is a retail chain headquartered in Omaha, Nebraska operating 157 Pamida stores in 15 Midwest, North Central and Rocky Mountain states as of January 29, 2000. At the time of the acquisition, Pamida also operated 4 Heartland Home Furniture stores. On August 30, 1999, the Company sold the entire Heartland Home Furniture business to a group of investors. During fiscal 1999, the Company incurred $8.1 million in special pre-tax costs relating to the Pamida acquisition for employee retention programs, elimination of administrative functions and various integration initiatives. During fiscal 2000, the Company expects to incur additional special charges of approximately $4.0 to $6.0 million for the same integration initiatives mentioned above.

      On December 31,1999, ProVantage acquired for $5.0 million the remaining minority interest held in ProVMed LLC that was not already owned by ProVantage. ProVMed LLC performs advanced data warehousing, clinical and administration information support services. The purchase price included an allocation to goodwill of $3.4 million that is being amortized over a period of 20 years.

     All acquisitions have been accounted for under the purchase method of accounting and the results of all acquisition's operations have been included in the Company's consolidated statements of earnings since the acquisition dates.

TERMINATION OF PLAN OF REORGANIZATION

     On April 2, 1997, the Company and two other parties mutually agreed to terminate a planned business combination. The Company recorded special pre-tax charges of $2.8 million ($0.06 per share) during fiscal 1997 for costs incurred in connection with the terminated business combination.

STOCK BUYBACK AGREEMENT

     On April 24, 1997, the Company and Supervalu Inc. ("Supervalu") entered into an agreement pursuant to which Supervalu exited its 46 percent investment in the Company. Under the terms of the agreement, the companies completed two simultaneous transactions. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock held by Supervalu for $18.35 per share. The second transaction was a secondary public offering of Supervalu's remaining 6,557,280 shares of the Company's common stock and 983,592 additional shares which were issued by the Company to cover over-allotments. The secondary offering was priced at $25.00 per share on June 26, 1997. The stock buyback and secondary offering were completed on July 2, 1997. The Company received $23.4 million proceeds from the sale of the over-allotment shares. Supervalu paid the underwriting discount for the shares it sold and certain other expenses related to the secondary offering.

STOCK REPURCHASE PROGRAM

      On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. During fiscal 1999, 815,600 shares of common stock had been repurchased for approximately $20.0 million. On January 12, 2000, the Company announced that the Board of Directors had authorized the repurchase of another $20.0 million of the Company's Common Stock. As of March 15, 2000, no shares of Common Stock had been repurchased under this program.

SENIOR NOTE REPURCHASE PROGRAM

     On February 8, 1999, ShopKo announced that its Board of Directors had authorized the Company to repurchase its Senior Notes from time to time in the open market and through privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During fiscal 1999, the Company repurchased approximately $57.1 million of the Senior Notes, resulting in an extraordinary loss of $3.8 million, net of income tax benefit of $2.4 million.

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

MARKET RISK

     The Company is exposed to market risk from changes in interest rates based on its financing activities. At January 29, 2000, the Company had $245.0 million of short-term debt with a weighted average interest rate of 6.4%. This short-term debt was incurred under the Company's credit facilities to fund the Company's working capital requirements and repay the debt assumed in the Pamida acquisition. This short-term debt exposes the Company to the possibility of increased or decreased interest expense in the event of changes in short-term interest rates. During fiscal 1999, the monthly average amount borrowed under the short-term credit facilities was approximately $184.6 million, and the weighted average interest rate was 5.9% per annum. If the Company's weighted average interest rate were to change by 10.0% for fiscal 1999, net income would have changed by an immaterial amount.

     At January 29, 2000, the Company had fixed-rate long-term debt totaling $459.5 million. These instruments are fixed-rate; and therefore, do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. In general, fluctuation in the market value of these instruments based on fluctuation in interest rates, would impact the Company's earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Management continually monitors the interest rate environment with the objective of lowering borrowing costs without subjecting the Company to excessive exposure to fluctuating interest rates.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7a, as to Quantitative and Qualitative Disclosures about Market Risk is included on pages 47 to 48 and are incorporated by reference herein.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated financial statements are included on pages 53 to 72 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, as to Directors of the Registrant and the information required by Items 401 and 405 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 17, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I above.

ITEM 11.    EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 17, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 17, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 17, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1.  Consolidated Financial Statements:

          See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 51, the Independent Auditors' Report on page 52 and the Consolidated Financial Statements on pages 53 to 72, all of which are incorporated herein by reference.

      2.  Financial Statement Schedule:

          See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 51 and the Financial Statement Schedule on page 73, all of which are incorporated herein by reference.

      3.  Exhibits:

          See "Exhibit Index" on pages 75 to 80 which is incorporated herein by reference.

          Pursuant to Regulation S-K, Item 601(b) (4) (iii), the Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b)   Reports on Form 8-K:

          The Registrant filed Current Reports on Form 8-K in the fourth fiscal quarter of fiscal 1999 as follows:

None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                    PAGE
                                                                                                                    ----
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries

   Independent Auditors' Report...................................................................                     52

     Consolidated Statements of Earnings
         for each of the three years in the period ended January 29, 2000.........................                     53

     Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999......................                     54

     Consolidated Statements of Cash Flows
         for each of the three years in the period ended January 29, 2000.........................                     55

     Consolidated Statements of Shareholders' Equity
         for each of the three years in the period ended January 29, 2000.........................                  56-57

     Notes to Consolidated Financial Statements ..................................................                  58-72

Index to Financial Statement Schedule

   Schedule II-Valuation and Qualifying Accounts .................................................                     73

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

     We have audited the consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year (52 weeks) ended January 29, 2000, the year (52 weeks) ended January 30, 1999 and the year (49 weeks) ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for the year (52 weeks) ended January 29, 2000, the year (52 weeks) ended January 30,1999 and the year (49 weeks) ended January 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
March 15, 2000

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                                                 Fiscal Years Ended
----------------------------------------------------------------------------------------------------------------
                                                                     January 29,    January 30,    January 31,
                                                                         2000          1999            1998
                                                                      (52 Weeks)    (52 Weeks)      (49 Weeks)
----------------------------------------------------------------------------------------------------------------

Revenues:

  Net sales                                                          $  3,898,090  $  2,958,557    $   2,433,929
  Licensed department rentals and other income                             13,856        12,325           11,756
----------------------------------------------------------------------------------------------------------------
                                                                        3,911,946     2,970,882        2,445,685
Costs and Expenses:
  Cost of sales                                                         3,047,930     2,296,085        1,869,973
  Selling, general and administrative expenses                            601,157       471,546          403,635
  Special charges                                                           8,068         5,723            2,800
  Depreciation and amortization expenses                                   84,438        67,590           58,252
----------------------------------------------------------------------------------------------------------------
                                                                        3,741,593     2,840,944        2,334,660

Income from operations                                                    170,353       129,938          111,025
Interest expense - net                                                    (46,894)      (38,311)         (30,582)
Gain on sale of ProVantage stock                                           56,760
----------------------------------------------------------------------------------------------------------------

Earnings before income taxes, minority interest and extraordinary
 item                                                                     180,219        91,627           80,443
Provision for income taxes                                                 71,800        35,991           31,598
----------------------------------------------------------------------------------------------------------------

Earnings before minority interest and extraordinary item                  108,419        55,636           48,845
Minority interest                                                          (2,463)
----------------------------------------------------------------------------------------------------------------

Earnings before extraordinary item                                        105,956        55,636           48,845
Extraordinary (loss) on retirement of debt, net of income taxes
 of $2,443                                                                 (3,776)
----------------------------------------------------------------------------------------------------------------

Net earnings                                                         $    102,180  $     55,636    $      48,845
================================================================================================================

Basic earnings per common share before extraordinary item            $       3.75  $       2.14    $        1.73

Extraordinary (loss) on retirement of debt                                  (0.13)
----------------------------------------------------------------------------------------------------------------
Basic net earnings per common share                                  $       3.62  $       2.14    $        1.73
================================================================================================================

Weighted average number of common shares outstanding                       28,237        26,035           28,161

Diluted earnings per common share before extraordinary item          $       3.70  $       2.10    $        1.71
Extraordinary (loss) on retirement of debt                                  (0.13)
----------------------------------------------------------------------------------------------------------------
Diluted net earnings per common share                                $       3.57  $       2.10    $        1.71
================================================================================================================

Adjusted weighted average number of common shares outstanding              28,595        26,517           28,569

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                        January 29,            January 30,
                                                                           2000                   1999
---------------------------------------------------------------------------------------------------------

Assets
---------------------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                            $     26,916            $    30,219
 Receivables, less allowance for losses of
   $6,826 and $7,487, respectively                                         179,140                117,652
 Merchandise inventories                                                   663,164                434,643
 Other current assets                                                       16,042                  5,461
---------------------------------------------------------------------------------------------------------
    Total current assets                                                   885,262                587,975
Other assets and deferred charges                                           16,396                  6,960
Intangible assets - net                                                    272,193                 74,749
Property and equipment - net                                               909,438                703,840
---------------------------------------------------------------------------------------------------------
Total assets                                                          $  2,083,289            $ 1,373,524
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------
Current liabilities:

  Short-term debt                                                     $    245,000            $      -
  Accounts payable - trade                                                 281,291                189,581
  Accrued compensation and related taxes                                    51,548                 40,955
  Accrued other liabilities                                                211,049                169,530
  Accrued income and other taxes                                            18,970                 16,127
  Current portion of long-term obligations                                   6,416                  4,597
---------------------------------------------------------------------------------------------------------
     Total current liabilities                                             814,274                420,790
Long-term obligations and leases, less current portions                    453,084                467,191
Deferred income taxes                                                       69,771                 26,301
Minority interest                                                           51,658
Shareholders' equity:
  Preferred stock; none outstanding
  Common stock; shares issued, 30,400 at January 29, 2000
    and 26,129 at January 30, 1999                                             304                    261
  Additional paid-in capital                                               381,354                228,479
  Retained earnings                                                        332,872                230,502
  Less treasury stock, at cost; 816 shares                                 (20,028)
---------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                            694,502                459,242
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $  2,083,289            $ 1,373,524
---------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Fiscal Years Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                       January 29,        January 30,       January 31,
                                                                           2000               1999             1998
                                                                        (52 Weeks)         (52 Weeks)       (49 Weeks)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                           $     102,180     $      55,636      $     48,845
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Depreciation and amortization                                        84,438            67,590            58,252
         Provision for losses on receivables                                   1,256               609             2,999
         (Gain) loss on the sale of property and equipment                    (3,110)              415              (540)
         Gain on sale of ProVantage stock                                    (56,760)
         Deferred income taxes                                                42,213            12,000            (1,334)
         Extraordinary loss on early extinguishment of debt,
              net of tax benefit                                               3,776
         Change in assets and liabilities (excluding effects of
              business acquisitions):
                  Receivables                                                (53,993)          (19,857)           (3,593)
                  Merchandise inventories                                    (29,941)          (64,630)           (9,872)
                  Other current assets                                        (3,419)            1,442            (1,282)
                  Other assets and intangibles                                (8,143)           (5,839)           (1,878)
                  Accounts payable                                            21,010            (4,065)           17,867
                  Accrued liabilities                                        (34,985)           30,548            33,137
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     64,522            73,849           142,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment                                         (151,731)          (99,725)          (32,003)
Proceeds from the sale of property and equipment                               7,871             2,301             2,348
Business acquisitions, net of cash acquired                                 (104,033)                            (40,488)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                     (247,893)          (97,424)          (70,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in short-term debt                                                    150,708
Change in common stock from stock options                                      3,974             4,572            10,907
Change in common stock from public offering                                  147,147                              23,419
Proceeds from the sale of ProVantage stock                                   105,955
Purchase of treasury stock                                                   (20,028)                           (152,179)
Retirement of debt and capital leases                                       (207,688)           (5,122)          (24,811)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          180,068              (550)         (142,664)
-----------------------------------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                                   (3,303)          (24,125)          (70,206)
Cash and cash equivalents at beginning of year                                30,219            54,344           124,550
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $      26,916     $      30,219      $     54,344
-----------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Noncash investing and financial activities -
         Retirement of treasury stock                                                    $     152,179
         Capital lease obligations incurred                            $       3,568     $      35,779
         Restricted stock issued                                                                            $        416
    Cash paid during the period for:
         Interest                                                      $      52,783     $      38,140      $     29,265
         Income taxes                                                  $      24,631     $      28,423      $     26,852

See notes to consolidated financial statements.

                             SHOPKO STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (In thousands)


                                                   Common Stock
                                                -------------------     Additional
                                                                         Paid-in      Retained
                                                Shares       Amount      Capital      Earnings
------------------------------------------------------------------------------------------------

Balances at February 22, 1997                    32,167      $   322    $  245,137  $   215,405
Net earnings                                                                             48,845
Sale of common stock under option plans             780            7        10,900
Income tax benefit related to stock options                                  3,658
Sale of common stock in public offering             984           10        23,409
Issuance of restricted stock                         10                        246         (246)
Remeasurement of restricted stock                                              170         (170)
Restricted stock expense                                                                    482
Purchase of treasury stock
------------------------------------------------------------------------------------------------

Balances at January 31, 1998                     33,941          339       283,520      264,316
Net earnings                                                                             55,636
Sale of common stock under option plans             362            4         4,568
Income tax benefit related to stock options                                  2,435
Restricted stock expense                                                                   603
Retirement of treasury stock                     (8,174)         (82)      (62,044)    (90,053)
------------------------------------------------------------------------------------------------

Balances at January 30, 1999                     26,129          261       228,479      230,502
Net earnings                                                                            102,180
Sale of common stock under option plans             246            3         3,971
Income tax benefit related to stock options                                  1,797
Sale of common stock in public offering           4,025           40       147,107
Restricted stock expense                                                                    190
Purchase of treasury stock
------------------------------------------------------------------------------------------------

Balances at January 29, 2000                     30,400      $   304    $  381,354  $   332,872
================================================================================================

See notes to consolidated financial statements.

                               SHOPKO STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (In thousands)


                                                     Treasury Stock                 Total
                                                 ----------------------    ------------------------

                                                 Shares        Amount       Shares        Amount
---------------------------------------------------------------------------------------------------

Balances at February 22, 1997                                                32,167     $   460,864
Net earnings                                                                                 48,845
Sale of common stock under option plans                                         780          10,907
Income tax benefit related to stock options                                                   3,658
Sale of common stock in public offering                                         984          23,419
Issuance of restricted stock                                                     10
Remeasurement of restricted stock
Restricted stock expense                                                                        482
Purchase of treasury stock                      (8,174)    $  (152,179)      (8,174)       (152,179)
---------------------------------------------------------------------------------------------------

Balances at January 31, 1998                    (8,174)       (152,179)      25,767         395,996
Net earnings                                                                                 55,636
Sale of common stock under option plans                                         362           4,572
Income tax benefit related to stock options                                                   2,435
Restricted stock expense                                                                        603
Retirement of treasury stock                     8,174         152,179
---------------------------------------------------------------------------------------------------

Balances at January 30, 1999                                                 26,129         459,242
Net earnings                                                                                102,180
Sale of common stock under option plans                                         246           3,974
Income tax benefit related to stock options                                                   1,797
Sale of common stock in public offering                                       4,025         147,147
Restricted stock expense                                                                        190
Purchase of treasury stock                        (816)        (20,028)        (816)        (20,028)
---------------------------------------------------------------------------------------------------

Balances at January 29, 2000                      (816)    $   (20,028)      29,584     $   694,502
===================================================================================================

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation

     The consolidated financial statements include the accounts of ShopKo Stores, Inc. and its majority owned subsidiaries ("ShopKo" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

     ShopKo is engaged in the business of providing general merchandise and professional health services through its two retail store chains. ShopKo Retail stores are operated in the Midwest, Western Mountain and Pacific Northwest states. Pamida, Inc. ("Pamida") Retail stores are operated in the Midwest, North Central and Rocky Mountain states. The Company also provides health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services through its subsidiary ProVantage Health Services, Inc. ("ProVantage"). ProVantage conducts business principally throughout the United States.

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

         January 31, 1999 through January 29, 2000 (52 weeks)          1999
         February 1, 1998 through January 30, 1999 (52 weeks)          1998
         February 23, 1997 through January 31, 1998 (49 weeks)         1997

   Cash and Cash Equivalents

     The Company records all highly liquid investments with a maturity of three months or less as cash equivalents.

   Receivables

     Receivables consist of amounts collectible from third party pharmacy insurance carriers and self-funded medical plan sponsors for medical claims; from retail store customers for optical and pharmacy purchases; from merchandise vendors for promotional and advertising allowances; and from pharmaceutical manufacturers and third party formulary administrators for formulary fees. Substantially all amounts are expected to be collected within one year.

   Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been higher by approximately $28.9 million at January 29, 2000 and $34.4 million at January 30, 1999.

   Property and Equipment - Net

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

     The components of property and equipment are:

                                                                           JAN. 29, 2000  JAN. 30, 1999
                                                                           -------------  -------------
                                                                                  (in thousands)
             Property and equipment at cost:
                Land                                                         $  135,591      $  121,577
                Buildings                                                       572,761         540,953
                Equipment                                                       539,399         408,313
                Leasehold improvements                                           91,242          58,820
                Property under construction                                      54,759          12,999
                Property under capital leases                                   103,248          58,004
                                                                             ----------      ----------
                                                                              1,497,000       1,200,666

             Less accumulated depreciation and amortization:
                Property and equipment                                          558,216         487,137
                Property under capital leases                                    29,346           9,689
                                                                             ----------      ----------
             Net property and equipment                                      $  909,438      $  703,840
                                                                             ==========      ==========

   Intangible Assets - Net

     Intangible assets related to acquisitions are amortized using the straight-line method over 18 to 40 years. Underwriting and issuance costs of long-term obligations are amortized over the term of the obligations using the straight-line method. Accumulated amortization for intangible assets was $20.4 million and $11.7 million at January 29, 2000 and January 30, 1999, respectively.

    Impairment of Long Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to the present value of the cash flows using discounted rates that reflect the inherent risks of the underlying business. In the opinion of management, no such impairment existed as of January 29, 2000 or January 30, 1999.

   Accrued Other Liabilities

     Accrued other liabilities include other current liabilities not related to compensation or taxes and amounts related to ProVantage for medical claims and formulary rebate sharing. As of January 29, 2000 and January 30, 1999, the amounts payable by ProVantage for medical claims and formulary rebate sharing included in the accrued other liabilities were $93.7 million and $73.2 million, respectively.

   Revenue Recognition

     Revenues from the Company's retail stores are recognized at the time customers take possession of merchandise purchased or services are rendered, net of returns. Revenues from licensed departments are recorded at the net amounts to be received from licensees.

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

   Pre-opening Costs

     The Company expenses pre-opening costs of retail stores as incurred.

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

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

     Certain reclassifications have been made to the fiscal 1998 and 1997 consolidated financial statements to conform to those used in fiscal 1999.

B. ACQUISITIONS

     The Company on January 3, 1995 acquired 97% of the outstanding common stock of Bravell, Inc. ("Bravell"), a pharmacy benefits management firm for approximately $17.3 million. The Company was also required to make additional payments that were contingent upon the future results of Bravell's operations. In fiscal 1996, $0.7 million was paid based on the financial results for fiscal 1995. The Company made a payment of approximately $8.9 million to the founders of Bravell on April 10, 1997 to (i) acquire the remaining 3% of the common stock of Bravell which the Company did not acquire in fiscal 1995, (ii) extinguish all remaining contingent payment obligations to the founders and (iii) terminate the founders' employment agreements.

     On August 2, 1996, the Company completed the acquisition of CareStream ScripCard from Avatex Corporation, formerly known as Foxmeyer Health Corporation. CareStream ScripCard was a prescription benefit management company which has been integrated with the Company's ProVantage subsidiary. The purchase price was $30.5 million in cash, plus a supplemental cash payment equal to 1.5% of ProVantage's market value subject to a minimum of $2.5 million and a maximum of $5.0 million. On August 10, 1999, Avatex exercised its right to the supplemental cash payment in the amount of $5.0 million which ProVantage paid to Avatex in August 1999. This payment was capitalized as additional purchase price and will be amortized over 18 years.

     On August 20, 1997, the Company acquired The Mikalix Group, Inc. and its subsidiaries ("Mikalix"), an international privately held group of companies based in Alexandria, Virginia. Mikalix's primary subsidiary is PharMark Corporation, a software and database development business providing information driven strategies for optimizing medical and pharmaceutical outcomes. The purchase price for Mikalix was approximately $15.2 million. The sellers of Mikalix may also be entitled to contingent payments of up to $8.0 million in the aggregate based on future increases in the market value of ProVantage's outstanding common stock (the "Contingent Payments"). The Contingent Payments, if any, will be due on the first to occur of August 20, 2002 or the date on which the Company ceases to own at least a majority of ProVantage's common stock. The Contingent Payments may be made, at ProVantage's election, in either cash, Company common stock, or ProVantage common stock; provided, however, that any stock used for such payments must be traded in a public market. The Contingent Payments, if any, will be capitalized as additional purchase price and amortized over a period of 15 to 18 years.

     On December 19, 1997, the Company bought the outstanding stock of Penn-Daniels, Incorporated ("Penn-Daniels"), a retail chain headquartered in Quincy, Illinois for approximately $16.4 million in cash and $42.5 million of assumed debt. Penn-Daniels operated 18 Jacks' discount stores in Iowa, Illinois and Missouri and one Lots-A-Deals close-out store in Moline, Illinois. In connection with the Penn-Daniels acquisition, the Company incurred special charges of $5.7 million eliminating duplicate operations at the Penn-Daniels administrative office and warehouse and other transaction related items.

     On July 6, 1999, the Company acquired all of the outstanding voting and nonvoting common stock of Pamida for $94.0 million in cash, $285.8 million in assumed debt and $138.6 million in assumed trade and other accrued liabilities. Pamida is a retail chain headquartered in Omaha, Nebraska operating Pamida retail stores in 15 Midwest, North Central and Rocky Mountain states. In connection with the Pamida acquisition, the Company incurred special charges of $8.1 million for employee retention programs, elimination of administrative functions and various integration initiatives. The allocation of the purchase price of Pamida was based on estimated fair values at the date of acquisition. The estimates are based on available information and are subject to change upon completion of the appraisal process.

     On December 31, 1999, ProVantage acquired for $5.0 million the remaining minority interest held in ProVMed LLC that was not already owned by ProVantage. ProVMed LLC performs advanced data warehousing, clinical and administration information support services. The purchase price included an allocation to goodwill of $3.4 million that is being amortized over a period of 20 years.

     These acquisitions were accounted for under the purchase method of accounting and the allocations of the purchase prices were based on fair values at the dates of acquisition. The aggregate excess of the purchase prices over the fair value of the net assets acquired (goodwill) of approximately $61.2 million, excluding Pamida, is being amortized on a straight-line basis over 18 to 22 years. Goodwill associated with the Pamida acquisition of approximately $186.6 million is being amortized on a straight-line basis over 40 years. The results of operations since the dates of acquisition have been included in the consolidated statements of earnings.

      The pro forma effects of these acquisitions, excluding Pamida, were not material on the Company's statements of earnings. The following presents selected unaudited pro forma consolidated statement of earnings information that has been prepared assuming the Pamida acquisition occurred on January 31, 1999 and February 1, 1998, respectively:


   (in thousands, except per share data)                                    Year To Date (52) Weeks Ended

                                                                          January 29,            January 30,
                                                                             2000                    1999
                                                                          -----------            -----------
   Net sales                                                              $4,181,567              $3,630,951
   Earnings before extraordinary item                                        101,190                  56,678
   Diluted earnings per share before extraordinary item                         3.54                    2.14


      These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been consummated on such dates, or for any other future dates or periods, nor do the results give effect to the special charges related to the Pamida acquisition, synergies, cost savings or other charges expected to result from the acquisition of Pamida.

C. SHORT-TERM DEBT

     As of January 29, 2000, the Company had a $200.0 million revolving credit agreement with a consortium of banks. This credit facility is unsecured and is effective through January 31, 2002. The Company pays an annual facility fee of 1/5 of one percent. In April 1999, the Company negotiated a $50.0 million unsecured banker's acceptance note which is due April 17, 2000. In September 1999, the Company also negotiated a $100.0 million unsecured 364-day credit facility and pays an annual facility fee of 0.17 percent. The Company had $245.0 million outstanding as of January 29, 2000; $195.0 million outstanding under the revolving credit agreement and $50.0 million outstanding under the banker's acceptance note. There were no amounts outstanding under the current or prior agreements as of January 30, 1999. The weighted average interest rate on borrowings outstanding as of January 29, 2000 was 6.4%.

     The Company's revolving credit agreement has a restrictive covenant which requires maintenance of a minimum net worth. This covenant may potentially limit the payment of dividends. As of January 29, 2000, the Company was in compliance with this covenant; having a net worth balance of $694.5 million compared to a required balance of $385.3 million.

     The Company also issues letters of credit during the ordinary course of business as required by foreign vendors. As of January 29, 2000 and January 30, 1999, the Company had issued letters of credit for $25.2 million and $17.3 million, respectively.

D. LONG-TERM OBLIGATIONS AND LEASES
     (in thousands)

                                                                                   JAN. 29, 2000    JAN. 30, 1999
                                                                                   -------------    -------------
           Senior Unsecured Notes, 9.0% due November 15, 2004, less
              unamortized discount of $87 and $170, respectively                    $     72,623    $      99,830
           Senior Unsecured Notes, 8.5% due March 15, 2002, less
              unamortized discount of $33 and $113, respectively                          70,142           99,887
           Senior Unsecured Notes, 9.25% due March 15, 2022, less
              unamortized discount of $424 and $443, respectively                         99,576           99,557
           Senior Unsecured Notes, 6.5% due August 15, 2003, less
              unamortized discount of $98 and $126, respectively                          99,902           99,874
           Mortgage and other obligations                                                 19,726           20,177
           Capital lease obligations                                                      97,531           52,463
                                                                                    ------------    -------------
                                                                                         459,500          471,788
           Less current portion                                                            6,416            4,597
                                                                                    ------------    -------------
           Long-term obligations                                                    $    453,084    $     467,191
                                                                                    ============    =============


     The notes contain certain covenants which, among other things, restrict the ability of the Company to consolidate, merge or convey, transfer or lease its properties and assets substantially as an entirety, to create liens or to enter into sale and leaseback transactions.

     During fiscal 1999, the Company repurchased approximately $57.1 million of the Senior Notes, resulting in an extraordinary loss of $3.8 million, net of income tax benefit of $2.4 million.

     The mortgage obligations represent debt collateralized by certain properties assumed in the Penn-Daniels acquisition. The other obligations include industrial revenue bonds and a note payable. The interest rates on this debt range from 5.5% to 8.8% with maturities ranging from March 2002 to March 2009.

     Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended January 29, 2000 are as follows (in thousands):

                                                        LONG-TERM
                      YEAR                             OBLIGATIONS
                      ----                             -----------
                      2000                             $     1,862
                      2001                                   1,973
                      2002                                  76,823
                      2003                                 101,748
                      2004                                  73,871
                      Later                                105,692
                                                       -----------
                      Total maturities                 $   361,969
                                                       ===========



     The Company leases certain stores and equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase. In addition to its capital leases, the Company is obligated under operating leases, primarily for land, buildings and computer equipment.

     Minimum future obligations under capital and operating leases in effect at January 29, 2000 are as follows (in thousands):

                                                                         CAPITAL LEASE     OPERATING LEASE
              YEAR                                                         OBLIGATIONS       OBLIGATIONS
              ----                                                       -------------     ---------------
              2000                                                       $      13,834     $        26,566
              2001                                                              13,756              23,233
              2002                                                              13,567              20,176
              2003                                                              12,414              17,945
              2004                                                              11,560              15,679
              Later                                                            125,103             157,861
                                                                         -------------     ---------------
              Total minimum future obligations                                 190,234     $       261,460
                                                                                           ===============
              Less interest                                                    (92,703)
                                                                         -------------
              Present value of minimum future obligations                $      97,531
                                                                         =============


     The present values of minimum future obligations shown above are calculated based on interest rates ranging from 7.0% to 14.6% for capital leases determined to be applicable at the inception of the capital leases.

     Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.9 million in fiscal year 1999 and $0.5 million in fiscal years 1998 and 1997. Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $20.7, $9.3 and $5.3 million in fiscal years 1999, 1998 and 1997, respectively. Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of earnings reflect rent expense on a straight-line basis over the term of the leases.

E. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability are as follows (in thousands):



                                                                        1999            1998
                                                                        ----            ----
                       Deferred tax liabilities:
                            Property and equipment                  $  50,637      $    33,557
                            Intangibles                                15,880            2,394
                            Inventory valuation                        17,233           11,188
                            Gain on sale of ProVantage                 18,694
                            Other                                       2,314              625
                                                                    ---------      -----------
                            Total deferred tax liabilities            104,758           47,764
                                                                    ---------      -----------
                       Deferred tax assets:
                            Reserves and allowances                   (20,359)         (14,391)
                            Capital leases                             (8,802)          (2,443)
                            Compensation and benefits                  (6,515)          (2,704)
                                                                    ---------      -----------
                            Total deferred tax assets                 (35,676)         (19,538)
                                                                    ---------      -----------
                       Net deferred tax liability                   $  69,082      $    28,226
                                                                    =========      ===========

     The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision for federal and state income taxes includes the following (in thousands):

                                                                             1999          1998         1997
                                                                             ----          ----         ----
                       Current
                            Federal                                       $   22,575     $  19,419  $    27,741
                            State                                              7,012         4,572        5,191
                       Deferred                                               42,213        12,000       (1,334)
                                                                          ----------     ---------  -----------
                       Total provision                                    $   71,800     $  35,991  $    31,598
                                                                          ==========     =========  ===========

     The effective tax rate varies from the statutory federal income tax rate for the following reasons:

                                                                             1999       1998        1997
                                                                             ----       ----        ----
                       Statutory income tax rate                             35.0%       35.0%      35.0%
                       State income taxes, net of federal tax benefits        4.1         4.3        4.3
                       Goodwill                                               0.7
                                                                             -----       -----      -----
                       Effective income tax rate                             39.8%       39.3%      39.3%
                                                                             =====       =====      =====

F. PREFERRED AND COMMON STOCK

     The Company has 20,000,000 shares of $0.01 preferred stock authorized but unissued. There are 75,000,000 shares of $0.01 par value common stock authorized.

     The Company's Stock Option Plans and Stock Incentive Plan allow the granting of stock options and other equity-based awards to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has reserved 4,850,000 shares for issuance under the 1991 and 1995 Stock Option Plans and the 1998 Stock Incentive Plan. Options under the 1991 and 1995 Stock Option Plans and the 1998 Stock Incentive Plan vest generally over two to five years. Most stock options vest immediately upon a change of control.
Option activity is summarized as follows (shares/options in thousands):



                                                                                                   WEIGHTED AVE.
                                                           SHARES            PRICE RANGE          EXERCISE PRICE
                                                       --------------    ------------------     ------------------
              Outstanding, February 22, 1997                    2,636     $  10.00 - $16.25      $           12.63
              Granted                                           1,233         17.88 - 28.69                  21.45
              Exercised                                          (783)        10.00 - 16.25                 (13.98)
              Cancelled and forfeited                            (790)        10.00 - 24.56                 (11.41)
                                                       --------------     -----------------      -----------------
              Outstanding, January 31, 1998                     2,296         10.00 - 28.69                  17.32
              Granted                                             324         28.19 - 36.44                  30.66
              Exercised                                          (361)        10.00 - 16.25                 (12.65)
              Cancelled and forfeited                            (157)        10.00 - 31.75                 (19.52)
                                                       --------------     -----------------      -----------------
              Outstanding, January 30, 1999                     2,102         10.00 - 36.44                  20.02
              Granted                                           1,031         23.31 - 37.63                  27.69
              Exercised                                          (246)        10.00 - 20.00                 (16.17)
              Cancelled and forfeited                            (249)        10.00 - 35.13                 (28.05)
                                                       --------------     -----------------      -----------------
              Outstanding, January 29, 2000                     2,638     $  10.00 - $37.63      $           22.62
                                                       ==============     =================      =================

                                          OPTIONS         WEIGHTED AVE.
                                        EXERCISABLE      EXERCISE PRICE
                                        -----------      --------------
             January 29, 2000             1,110      $        17.65
             January 30, 1999               549               13.39
             January 31, 1998               741               13.39

     The following tables summarize information about stock options outstanding at January 29, 2000 (shares in thousands):


                                                                        Options Outstanding
                                      -----------------------------------------------------------------------------------------
         Range of Exercise              Shares Outstanding at Jan. 29    Weighted Average Remaining        Weighted Average
               Prices                             2000                       Contractual Life              Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
          $10.00 to $20.00                          1,081                        5.4 years                    $16.20
            20.01 to 25.00                            925                        9.1                           23.75
            25.01 to 37.63                            632                        8.9                           31.95
          ----------------                          -----                        ---                          ------
          $10.00 to $37.63                          2,638                        7.5                          $22.62
          ================                          =====                        ===                          ======



                                                                     Options Exercisable
                                           ------------------------------------------------------------------------
             Range of Exercise Prices       Shares Exercisable at Jan. 29, 2000     Weighted Average Exercise Price
-------------------------------------------------------------------------------------------------------------------
                 $10.00 to $20.00                         951                                $16.28
                   20.01 to 25.00                         130                                 24.56
                   25.01 to 37.63                          29                                 31.34
                 ----------------                       -----                                ------
                 $10.00 to $37.63                       1,110                                $17.65
                 ================                       =====                                ======


     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and diluted net earnings per common share would have been reduced to the pro forma amounts indicated below:


                                                            1999               1998           1997
                                                            ----               ----           ----
            Net earnings (in thousands)
                As reported                              $  102,180        $   55,636      $   48,845
                Pro forma                                   101,117            53,972          48,325
                                                         ----------        ----------      ----------
           Diluted net earnings per common share
                As reported                              $     3.57        $     2.10      $     1.71
                Pro forma                                      3.54              2.04            1.69
                                                         ----------        ----------      ----------


     The weighted average fair value of options granted was $10.82, $10.96 and $7.35 per share in fiscal years 1999, 1998 and 1997, respectively.

     The fair value of stock options used to compute pro forma net earnings and diluted net earnings per common share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:

                                                                        1999               1998              1997
                                                                        ----               ----              ----
              Risk-free interest rate                                    6.4%              5.3%               7.0%
              Expected volatility                                       36.0%             34.0%              35.0%
              Dividend yield                                             0.0%              0.0%               0.0%
              Expected option life, standard option (years)          1.0 to 5.0         1.0 to 5.0        2.0 to 5.0


     In fiscal 1993, the Company adopted a Restricted Stock Plan which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. There were 25,000 shares and 75,000 shares of restricted stock outstanding at January 29, 2000 and January 30, 1999, respectively.

G. EMPLOYEE BENEFITS

     Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan for ShopKo and ProVantage employees provides for two types of company contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to one-half of the first 6 percent of compensation contributed by participating employees. Pamida's plan matches one-half of the first 5 percent of compensation contributed by participating employees. Contributions were $13.9, $14.2 and $12.8 million for fiscal years 1999, 1998 and 1997, respectively.

     The Company also provides certain postretirement benefits, other than pensions. Costs associated with these benefits are accrued during the employee's service period. The annual cost and accumulated benefit obligation associated with these benefits are not material.

H. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, receivables, accounts payable, accrued liabilities and short-term debt approximate their fair value. The fair values of the Company's long-term obligations are estimated using discounted cash flow analysis based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

     The carrying amounts and fair values of the Company's long-term obligations (excluding capital leases) at January 29, 2000 and January 30, 1999 are as follows (amounts in thousands):


                                                                                JANUARY 29,     JANUARY 30,
                                                                                    2000            1999
                                                                                    ----            ----
              Carrying amount                                                      $361,969        $419,325
              Fair value                                                            367,633         449,722

I.  BUSINESS SEGMENT INFORMATION

     The Company's reportable segments are based on the Company's strategic business operating units, and include a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations), a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations) and a ProVantage segment (which includes health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services).

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for at current market prices. The Company evaluates performance based on operating earnings of the respective business segments.

      Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):




                                                                                      Fiscal Years
                                                              --------------------------------------------------------------
                                                                     1999                1998                   1997
----------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                                             $     2,606,883      $    2,351,183           $  2,001,568
    Pamida Retail                                                     441,187
    ProVantage                                                        902,390             643,260                458,297
    Intercompany*                                                     (52,370)            (35,886)               (25,936)
----------------------------------------------------------------------------------------------------------------------------
      Total net sales                                         $     3,898,090      $    2,958,557           $  2,433,929
----------------------------------------------------------------------------------------------------------------------------
* Intercompany sales consist of prescriptions that were both sold at a ShopKo pharmacy or at a Pamida pharmacy and processed by ProVantage.

Income from operations
    ShopKo Retail                                             $       159,084      $      140,763           $    127,269
    Pamida Retail                                                      21,467
    ProVantage                                                         18,384              16,160                 12,057
    Corporate                                                         (28,582)            (26,985)               (28,301)
--------------------------------------------------------------------------------------------------------------------------
      Income from operations                                  $       170,353      $      129,938           $    111,025
--------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expenses
    ShopKo Retail                                             $        64,126      $       60,106           $     53,245
    Pamida Retail                                                      10,764
    ProVantage                                                          9,024               6,776                  4,715
    Corporate                                                             524                 708                    292
--------------------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization expenses            $        84,438      $       67,590           $     58,252
--------------------------------------------------------------------------------------------------------------------------
Capital expenditures
    ShopKo Retail                                             $        94,168      $       85,531           $     27,762
    Pamida Retail                                                      25,978
    ProVantage                                                         15,872               8,863                  3,514
    Corporate                                                          15,713               5,331                    727
--------------------------------------------------------------------------------------------------------------------------
      Total capital expenditures                              $       151,731      $       99,725           $     32,003
--------------------------------------------------------------------------------------------------------------------------
                                                                 As of January 29,   As of January 30,   As of January 31,
                                                                     2000                1999                 1998
Assets
    ShopKo Retail                                             $     1,249,674      $    1,147,221           $  1,040,146
    Pamida Retail                                                     548,170
    ProVantage                                                        257,249             198,251                155,010
    Corporate                                                          28,196              28,052                 55,679
--------------------------------------------------------------------------------------------------------------------------
      Total assets                                            $     2,083,289      $    1,373,524           $  1,250,835
--------------------------------------------------------------------------------------------------------------------------

J.  SIGNIFICANT EVENTS

   Termination of Combination

     On April 2, 1997, the Company and two other parties mutually agreed to terminate a planned business combination. The Company recorded a one-time pre-tax charge of approximately $2.8 million ($0.06 per share) during fiscal 1997 to cover costs associated with the terminated business combination.

   Common Stock Buyback and Secondary Offering

      On April 24, 1997, the Company and Supervalu Inc. ("Supervalu") entered into an agreement pursuant to which Supervalu exited its 46 percent investment in the Company. Under the terms of the agreement, the companies completed two simultaneous transactions. The first transaction was a $150.0 million stock buyback, whereby the Company repurchased 8,174,387 shares of its common stock held by Supervalu for $18.35 per share. The second transaction was a secondary public offering of Supervalu's remaining 6,557,280 shares of the Company's common stock and 983,592 additional shares which were issued by the Company to cover over-allotments. The secondary offering was priced at $25.00 per share on June 26, 1997. The stock buyback and secondary offering were completed on July 2, 1997. The Company received $23.4 million proceeds from the sale of the over-allotment shares. Supervalu paid the underwriting discount for the shares it sold and certain other expenses related to the secondary offering.

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

   ProVantage Initial Public Offering

      On July 19, 1999, the initial public offering of 6,440,000 shares of ProVantage common stock at $18.00 per share was completed which included the underwriters' over-allotment option of 840,000 shares. The Company received approximately $106.0 million in the transaction and recognized a $56.8 million pre-tax gain. The Company retained approximately 64.5 percent of ProVantage's stock. ProVantage's stock is listed on the New York Stock Exchange under the symbol `PHS.'

   ShopKo Stock Offering

      On July 21, 1999, the Company completed an offering of 4,025,000 shares of common stock at $38.50 per share. The Company used the net proceeds of approximately $147.1 million of the offering for repayment of a portion of the debt it assumed in connection with its recent acquisition of Pamida.

   Repurchase of ShopKo Stock

      On March 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of the Company's Common Stock. As of December 6, 1999, 815,600 shares of Common Stock had been repurchased for approximately $20.0 million. On January 12, 2000, the Company announced that the Board of Directors had authorized the repurchase of another $20.0 million of the Company's Common Stock. As of March 15, 2000, no shares of Common Stock had been repurchased under this program.

K.       UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information is as follows:


                                           (In thousands, except per share data)

                                                         Fiscal Year (52 Weeks) Ended January 29, 2000
   -----------------------------------------------------------------------------------------------------------------------
                                          First            Second           Third             Fourth             Year
                                       (13 Weeks)        (13 Weeks)       (13 Weeks)        (13 Weeks)        (52 Weeks)
   -----------------------------------------------------------------------------------------------------------------------

   Net sales                           $     752,650     $    868,488     $  1,018,191      $    1,258,761   $   3,898,090
   Gross margin                              152,195          183,101          215,036             299,828         850,160
   Earnings before extraordinary
     item                                      4,313           42,845            9,358              49,440         105,956
   Net earnings                                  537           42,845            9,358              49,440         102,180
   Basic earnings per common
     share before
     extraordinary item                         0.16             1.60             0.31                1.67            3.75
   Weighted average shares                    26,140           26,810           30,376              29,621          28,237
   Diluted earnings per common
      share before extraordinary item           0.16             1.57             0.30                1.66            3.71
   Adjusted weighted average shares           26,591           27,299           30,702              29,786          28,595
   Price range per common share*      36 1/16-28 1/4   40 5/8-33 5/16        38 1/4-23      25 3/8-18 3/16  40 5/8-18 3/16
   ------------------------------------------------------------------------------------------------------------------------

                                                         Fiscal Year (52 Weeks) Ended January 30, 1999
   ------------------------------------------------------------------------------------------------------------------------
                                          First            Second           Third             Fourth             Year
                                       (13 Weeks)        (13 Weeks)       (13 Weeks)        (13 Weeks)        (52 Weeks)
   ------------------------------------------------------------------------------------------------------------------------

   Net sales                            $    641,700     $    672,524     $    726,448        $    917,885   $   2,958,557
   Gross margin                              139,232          151,937          152,837             218,466         662,472
   Earnings before extraordinary
     item                                      2,151            5,900            6,964              40,621          55,636
   Net earnings                                2,151            5,900            6,964              40,621          55,636
   Basic earnings per common
     share before
     extraordinary item                         0.08             0.23             0.27                1.56            2.14
   Weighted average shares                    25,869           26,067           26,093              26,113          26,035
   Diluted earnings per common
     share before extraordinary item            0.08             0.22             0.26                1.53            2.10
   Adjusted weighted average shares           26,346           26,626           26,517              26,592          26,517
   Price range per common share*     34 15/16-25 7/8    36 5/8-29 1/4    32 1/2-25 1/8   33 11/16-29 11/16   36 5/8-25 1/8
   ------------------------------------------------------------------------------------------------------------------------


*Price range per common share reflects the highest and lowest stock market prices on the New York Stock Exchange during each quarter.

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


(In thousands)

                                                 BALANCE         CHARGES
                                                    AT              TO
                                                BEGINNING        COSTS &      DEDUCTIONS         BALANCE AT
                                                 OF YEAR         EXPENSES     (ADDITIONS)        END OF YEAR
                                            -----------------------------------------------------------------
Year (49 weeks) ended January 31, 1998:
    Allowance for losses                      $      5,585    $      2,999  $        (53) *    $       8,637
    Inventory valuation reserves**                   3,000           1,500                             4,500

Year (52 weeks) ended January 30, 1999:
    Allowance for losses                      $      8,637    $        609  $       1,759 *    $       7,487
    Inventory valuation reserves                     4,500                            500              4,000

Year (52 weeks) ended January 29, 2000:
    Allowance for losses                      $      7,487    $      1,256  $       1,917 *    $       6,826
    Inventory valuation reserves**                   4,000                          1,600              2,400

* Net of charges to accounts other than bad debt expense, primarily promotion and advertising.
**   Excludes amounts related to acquisitions.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                               ShopKo Stores, Inc. (Registrant)
Date:  April 26, 2000
       --------------
                               By:  /s/   WILLIAM J. PODANY*
                                    ------------------------------------------
                                    William J. Podany, Chairman, President and
                                    Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



                SIGNATURE                                          TITLE                           DATE
             ----------------                               -------------------                  ---------
           /S/  WILLIAM J. PODANY*                Chairman of the Board, President and        April 26, 2000
           -----------------------                         Chief Executive Officer
           William J. Podany

           /S/  PAUL H. FREISCHLAG, JR.             Senior Vice President and Chief           April 26, 2000
           ----------------------------                      Financial Officer
           Paul H. Freischlag, Jr.

           /S/  JEFFERY R. SIMONS                       Chief Accounting Officer              April 26, 2000
           ----------------------
           Jeffery R. Simons

           /S/   JACK W. EUGSTER*                               Director                      April 26, 2000
           ----------------------------
           Jack W. Eugster

           /s/   JEFFREY C. GIRARD *                            Director                      April 26, 2000
           -------------------------
           Jeffrey C. Girard

           /S/   DALE P. KRAMER*                                Director                      April 26, 2000
           --------------------
           Dale P. Kramer

           /s/   JOHN G. TURNER*                                Director                      April 26, 2000
           ---------------------
           John G. Turner

           /s/   STEPHEN E. WATSON*                             Director                      April 26, 2000
           ------------------------
           Stephen E. Watson

           /S/   GREGORY H. WOLF*                               Director                      April 26, 2000
           ----------------------
           Gregory H. Wolf


*    By Richard D. Schepp pursuant to Powers of Attorney.

                                 EXHIBIT INDEX
                              SHOPKO STORES, INC.
                                  10-K REPORT







                                                                                        SEQUENTIAL PAGE
EXHIBIT                                                                                NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                      SIGNED ORIGINAL
------                     -------                                                      ---------------
2.1               Agreement and Plan of Merger dated as of May 10, 1999, by and among the Company, ShopKo Merger Corp. and Pamida Holdings
                  Corporation, incorporated by reference to Exhibit 99(c) (1) to the Company's Schedule 14D-1 filed May 17, 1999.

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


                                                                                        SEQUENTIAL PAGE
EXHIBIT                                                                               NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                     SIGNED ORIGINAL
------                     -------                                                     ---------------
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

4.2.1             Rights Agreement Amendment, incorporated by reference to May
                  1998 Form 8-K.
                  .
4.3               Credit Agreement dated as of July 8, 1997 ("Credit Agreement")
                  among ShopKo Stores, Inc., the Banks named therein and
                  Banker's Trust Company, as agent, incorporated by reference from the Registrant's Form 10-Q, Quarterly Report to the
                  Securities and Exchange Commission for the 16 weeks ended June
                  14, 1997.

4.3.1 Assumption Agreement, dated as of May 22, 1998 with respect to the Credit Agreement incorporated by reference to the May 1998
                  Form 8-K.

10.1 ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference to the Registrant's
                  Registration Statement on Form S-1 (Registration
                  No. 33-42283). (1)



                                                                                             SEQUENTIAL PAGE
EXHIBIT                                                                                     NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                           SIGNED ORIGINAL
------                     -------                                                           ---------------
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


                                                                                       SEQUENTIAL PAGE
EXHIBIT                                                                               NUMBER IN MANUALLY
NUMBER                     EXHIBIT                                                      SIGNED ORIGINAL
------                     -------                                                      ---------------
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

                                                                                       Sequential Page
Exhibit                                                                              Number In Manually
Number                     Exhibit                                                      Signed Original
------                     -------                                                      ---------------
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

                                                                                       Sequential Page
Exhibit                                                                              Number In Manually
Number                     Exhibit                                                     Signed Original
------                     -------                                                     ---------------
10.21             ShopKo Stores, Inc. 2000 Executive Long-Term Incentive Plan,
                  incorporated by reference from the Registrant's definitive Proxy
                  Statement dated April 17, 2000 filed in connection with the
                  Registrant's 2000 Annual Meeting of Shareholders (1).

10.22*            ShopKo Stores, Inc. Executive Retirement Plan, dated February
                  1999 (1).

10.23*            Independent Contractor Agreement between the Company and Mr.
                  Kramer dated January 30, 2000 (1).

11*               Computation of Earnings Per Common and Common Equivalent
                  Share.

12*               Statements Re Computation of Ratios.

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.

24.1*             Directors' Powers of Attorney.

27*               Financial Data Schedule.




* Filed herewith

(1) A management contract or compensatory plan or arrangement.