Form 10-Q
period 2000-04-29
SHOPKO STORES INC
filed 2000-06-13
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended April 29, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                             to
                               ---------------------------    ------------------

Commission file number 1-10876

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

   Wisconsin                                41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 700 Pilgrim Way, Green Bay, Wisconsin                            54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code     (920) 429-2211
                                                         ----------------------

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

Yes   X    No
   ------    ------

The number of shares outstanding of each of the issuer's classes of Common Stock as of May 30, 2000 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------

     Common Shares                                        29,613,810

     Exhibit Index                                        Page 1 of Page 29
     on Page 18

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                      FOR THE 13 WEEKS ENDED APRIL 29, 2000

                                      INDEX


                                                                                          Page
                                                                                          ----
Part I       Item 1 - Financial Statements

                      Condensed Consolidated Statements of Earnings for the                  3
                      13 weeks ended April 29, 2000 and May 1, 1999

                      Condensed Consolidated Balance Sheets as of April 29,                  4
                      2000, May 1, 1999 and January 29, 2000

                      Condensed Consolidated Statements of Cash Flows for the                5
                      13 weeks ended April 29, 2000 and May 1, 1999

                      Condensed Consolidated Statement of Shareholders'                      6
                      Equity for the 13 weeks ended April 29, 2000

                      Notes to Condensed Consolidated Financial Statements                   7-8

             Item 2 - Management's Discussion and Analysis of Financial                      9-15
                      Condition and Results of Operations

             Item 3 - Quantitative and Qualitative Disclosure About                          15
                      Market Risk

Part II      Item 6 - Exhibits and Reports on Form 8-K                                       16-17

             Signatures                                                                      17


                         PART I - FINANCIAL INFORMATION



Item 1: Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS




---------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                       First Quarter (13 Weeks) Ended
---------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                             April 29,            May 1,
                                                                     2000               1999            % Increase
---------------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
Revenues:
   Net sales                                                    $      749,591     $      549,460           37.7
   Licensed department rentals and other income                          3,085              2,904
                                                                --------------     --------------
                                                                       752,676            552,364           36.3
Costs and expenses:
   Cost of sales                                                       557,783            411,019
   Selling, general and administrative expenses                        155,276            112,892
   Special charges                                                       1,240
   Depreciation and amortization expenses                               22,009             15,587
                                                                --------------     --------------
                                                                       736,308            539,498           36.5

Income from operations                                                  16,368             12,866           27.2
Interest expense - net                                                  14,583              9,865
                                                                --------------     --------------

Earnings from continuing operations before income taxes                  1,785              3,001          (40.5)
Provision for income taxes                                               1,223              1,041
                                                                --------------     --------------

Earnings from continuing operations                                        562              1,960          (71.3)
Discontinued operations, net of income taxes of
    $956 and $1,750, respectively                                        1,234              2,353
Extraordinary (loss) on retirement of debt,
    net of income taxes of $2,443                                                         (3,776)
                                                                --------------     --------------

Net earnings                                                    $        1,796     $          537          234.5
                                                                ==============     ==============

Net earnings per share of common stock:
  Basic:
     Earnings from continuing operations                        $         0.02     $         0.07
     Earnings from discontinued operations                                0.04               0.09
     Extraordinary loss on retirement of debt                                               (0.14)
                                                                ==============     ==============
     Net earnings                                               $         0.06     $         0.02
                                                                ==============     ==============
  Diluted:
     Earnings from continuing operations                        $         0.02     $         0.07
     Earnings from discontinued operations                                0.04               0.09
     Extraordinary loss on retirement of debt                                               (0.14)
                                                                ==============     ==============
     Net earnings                                               $         0.06     $         0.02
                                                                ==============     ==============

Weighted average number of common
      shares outstanding                                                29,585             26,140

Adjusted weighted average number of common
      shares outstanding                                                29,685             26,591



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                          First Quarter as of               Fiscal Year End
-----------------------------------------------------------------------------------------------------------------
(In thousands)
                                                            April 29,          May 1,            January 29,
ASSETS                                                        2000              1999                 2000
-----------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents                               $     12,037      $     84,240         $     26,916
  Receivables, less allowance for losses of
     $5,773, $7,695 and $6,826, respectively                    48,235           124,860              179,140
  Merchandise inventories                                      728,375           483,876              663,164
  Other current assets                                          18,058            11,594               16,042
  Net assets of discontinued operations                        122,460
                                                          ------------      ------------         ------------
     Total current assets                                      929,165           704,570              885,262

Other assets and deferred charges                               18,631             6,980               16,396
Intangible assets - net                                        201,986            73,637              272,193
Property and equipment at cost:
  Land                                                         137,338           121,332              135,591
  Buildings                                                    625,441           541,799              572,761
  Equipment                                                    522,763           428,172              539,399
  Leasehold improvements                                        97,259            74,233               91,242
  Property under construction                                   13,671             3,275               54,759
  Property under capital leases                                118,317            58,004              103,248
                                                          ------------      ------------         ------------
                                                             1,514,789         1,226,815            1,497,000
Less accumulated depreciation and amortization:
  Property and equipment                                       566,946           503,238              558,216
  Property under capital leases                                 30,818            10,235               29,346
                                                          ------------      ------------         ------------
     Net property and equipment                                917,025           713,342              909,438
                                                          ------------      ------------         ------------
     Total assets                                         $  2,066,807      $  1,498,529         $  2,083,289
                                                          ============      ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                         $    345,500      $    159,000         $    245,000
  Accounts payable - trade                                     323,375           240,423              281,291
  Accrued compensation and related taxes                        34,331            35,488               51,548
  Accrued other liabilities                                    112,790           146,080              211,049
  Accrued income and other taxes                                21,192            17,429               18,970
  Current portion of long-term obligations                       6,016             2,734                6,416
                                                          ------------      ------------         ------------
    Total current liabilities                                  843,204           601,154              814,274

Long-term obligations, less current portion                    464,185           409,543              453,084
Deferred income taxes                                           63,075            26,831               69,771
Minority interest                                                                                      51,658
Shareholders' equity:
  Common stock                                                     304               262                  304
  Additional paid-in capital                                   381,383           229,652              381,354
  Retained earnings                                            334,684           231,087              332,872
  Less treasury stock                                         (20,028)                               (20,028)
                                                          ------------      ------------         ------------
     Total shareholders' equity                                696,343           461,001              694,502
                                                          ------------      ------------         ------------
     Total liabilities and shareholders' equity           $  2,066,807      $  1,498,529         $  2,083,289
                                                          ============      ============         ============


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




---------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                          Year to Date (13 weeks) Ended
---------------------------------------------------------------------------------------------
(In thousands)
                                                              April 29,            May 1,
                                                                2000                1999
---------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                $     1,796         $       537
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                 22,009              17,648
    Provision for losses on receivables                               59                 209
    Loss (gain) on sale of property and equipment                     77                (673)
    Deferred income taxes                                         (2,379)               (767)
    Extraordinary loss on early extinguishment of debt,
      net of tax benefit                                                               3,776
    Change in assets and liabilities:
     Receivables                                                   8,165              (7,417)
     Merchandise inventories                                     (69,852)            (49,233)
     Other current assets                                         (1,811)             (4,834)
     Net assets of discontinued operations                       (27,562)
     Other assets and intangibles                                 10,382                (472)
     Accounts payable                                              3,921              50,842
     Accrued liabilities                                         (16,411)            (23,396)
--------------------------------------------------------------------------------------------
     Net cash (used in) operating activities                     (71,606)            (13,780)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for property and equipment                             (42,398)            (26,221)
 Proceeds from the sale of property and equipment                      5                 746
--------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                     (42,393)            (25,475)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Change in short-term debt                                       100,500             159,000
 Change in common stock from stock options                            29                 765
 Retirement of debt and capital leases                            (1,409)            (66,489)
--------------------------------------------------------------------------------------------
     Net cash provided by financing activities                    99,120              93,276
--------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents             (14,879)             54,021
Cash and cash equivalents at beginning of year                    26,916              30,219
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter            $    12,037         $    84,240
============================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                       $    15,069


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                             Common Stock                                               Treasury Stock
                                         ----------------------       Additional                    --------------------------
                                                                       Paid-in        Retained
                                         Shares        Amount          Capital        Earnings       Shares          Amount
------------------------------------------------------------------------------------------------------------------------------

BALANCES AT JANUARY 29, 2000              30,400     $     304      $   381,354     $   332,872      (816)        $   (20,028)


Net earnings                                                                              1,796

Sale of common stock under
        option plans                           2                             24

Income tax benefit related to
        stock options                                                         5

Restricted stock expense                                                                     16
                                         ------------------------------------------------------------------------------------
BALANCES AT APRIL 29, 2000                30,402     $     304      $   381,383     $   334,684      (816)        $   (20,028)
                                         ====================================================================================



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies:

The Company's fiscal 1999 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports.

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $30.4 million, $35.6 million, and $28.9 million higher at April 29, 2000, May 1, 1999 and January 29, 2000, respectively.

Extraordinary Item:

During the first quarter of fiscal 1999, the Company retired debt with a face value of $57.1 million prior to maturity. The debt repurchases resulted in an extraordinary after tax charge of $3.8 million.

Acquisitions:

On July 6, 1999, the Company acquired all of the outstanding voting and nonvoting common stock of Pamida Holdings Corporation ("Pamida"). The results of operations of Pamida since the acquisition are included in the accompanying condensed consolidated financial statements.

Discontinued Operations

In May 2000, the Company announced a definitive agreement for Merck & Co., to acquire ShopKo's ProVantage Health Services, Inc. (ProVantage) subsidiary. The ProVantage subsidiary includes health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services. The Company currently owns 64.5 percent of ProVantage. The pending transaction is expected to result in proceeds of approximately $143.4 million. The acquisition is expected to close by the end of the Company's second fiscal quarter.

The results of operations of ProVantage have been presented as discontinued operations. Accordingly, previously reported statement of earnings information has been restated to reflect this presentation. Net sales of ProVantage for the 13 weeks ended April 29, 2000 and May 1, 1999 were $275.7 million and $214.9 million, respectively.

Assets and liabilities related to ProVantage are presented in the Condensed Consolidated Balance Sheet at April 29, 2000 as net assets of discontinued operations.

Business Segment Information:

The Company's reportable segments are based on the Company's strategic business operating units, and include a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 1999 Annual Report on Form 10-K. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):



                                                                                           First Quarter Ended
                                                                                 ----------------------------------------
                                                                                   April 29,                 May 1,
                                                                                      2000                    1999
-------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                                                             $         583,435       $          549,460
    Pamida Retail                                                                       166,156
------------------------------------------------------------------------------------------------------------------------
      Total net sales                                                         $         749,591       $          549,460
------------------------------------------------------------------------------------------------------------------------
Income from operations
    ShopKo Retail                                                             $          22,829       $           18,037
    Pamida Retail                                                                           416
    Corporate                                                                            (6,877)                  (5,171)
------------------------------------------------------------------------------------------------------------------------
      Income from operations                                                  $          16,368       $           12,866
------------------------------------------------------------------------------------------------------------------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first quarters of fiscal 2000 and fiscal 1999.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at April 29, 2000 and May 1, 1999 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the first quarter of fiscal 2000 and 1999 as a percentage of net sales:


                                                                              First Quarter
                                                                              -------------
                                                                         Fiscal          Fiscal
                                                                          2000            1999
                                                                          ----            ----
Revenues
     Net sales                                                              100.0  %        100.0  %
     Licensed department rentals and other income                             0.4             0.5
                                                                        ---------       ---------
                                                                            100.4           100.5
Costs and expenses
     Cost of sales                                                           74.4            74.8
     Selling, general and administrative expenses                            20.7            20.5
     Special charges                                                          0.2             0.0
     Depreciation and amortization expenses                                   2.9             2.8
                                                                        ---------       ---------
                                                                             98.2            98.1

Income from operations                                                        2.2             2.4
Interest expense - net                                                        1.9             1.8
                                                                        ---------       ---------

Earnings from continuing operations before income taxes                       0.3             0.6
Provision for income taxes                                                    0.2             0.2
                                                                        ---------       ---------

Earnings from continuing operations                                           0.1             0.4
Discontinued operations, net of income taxes                                  0.1             0.4
Extraordinary (loss) on early retirement of debt,
     net of income taxes                                                                     (0.7)
                                                                        ---------       ---------

Net earnings                                                                  0.2  %          0.1  %
                                                                        =========       =========

On May 4, 2000, the Company announced a definitive agreement for Merck & Co., to acquire ShopKo's ProVantage Health Services, Inc. ("ProVantage") subsidiary. The Company currently owns 64.5 percent of ProVantage. The Company's financial results reflect the operations of ProVantage as discontinued operations for all periods presented.

The Company has two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

The following tables set forth items from the Company's business segments as percentages of net sales:


SHOPKO RETAIL

                                                                              First Quarter
                                                                              -------------
                                                                          Fiscal         Fiscal
                                                                           2000           1999
                                                                         ----------     ----------
Revenues
     Net sales                                                               100.0  %       100.0   %
     Licensed departmental rentals and other income                            0.5            0.5
                                                                         ---------      ---------
                                                                             100.5          100.5
Costs and expenses
     Cost of sales                                                            74.1           74.8
     Selling, general and administrative expenses                             19.5           19.6
     Depreciation and amortization expenses                                    2.9            2.8
                                                                         ---------      ---------
                                                                              96.5           97.2

Income from operations                                                         4.0  %         3.3   %


PAMIDA RETAIL

                                                                              First Quarter
                                                                              -------------
                                                                          Fiscal
                                                                           2000
                                                                         ----------
Revenues
     Net sales                                                               100.0  %
     Licensed department rentals and other income                              0.3
                                                                         ---------
                                                                             100.3
Costs and expenses
     Cost of sales                                                            75.4
     Selling, general and administrative expenses                             21.8
     Depreciation and amortization expenses                                    2.8
                                                                         ---------
                                                                             100.0

Income from operations                                                         0.3  %

Net Sales

The following table presents the Company's consolidated net sales for the first quarter of fiscal 2000 and fiscal 1999:


                                                  FIRST QUARTER             % INCREASE
                                                  -------------             ----------
                                                FISCAL      FISCAL
                                                 2000        1999          TOTAL         COMP
                                                 ----        ----          -----         ----
                ShopKo Retail                   $583.4      $549.5          7.2          2.6
                Pamida Retail                    166.2         N/A          N/A
                                                 -----         ---          ---
                Consolidated                    $749.6      $549.5         37.7
                                                ======      ======         ====


The 2.6% increase in first quarter retail comparable store sales are derived from the following categories: Retail Health increased 11.2%, Hardlines/Home increased 0.5% and Apparel decreased 0.5%. The store sales changes exclude layaway sales in both years. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

During the first quarter, the Company opened three new ShopKo stores and three new Pamida stores and closed one Pamida store. The ShopKo store in Plover, Wisconsin is a relocation from Stevens Point, Wisconsin. All three of the new ShopKo stores include in-store pharmacies and optical centers.

In July 1999, the Company acquired the retail chain Pamida, Inc. ("Pamida"), which operated 152 Pamida stores in 15 Midwest, North Central and Rocky Mountain states. Since the acquisition, 16 additional Pamida stores were opened and 3 Pamida stores were closed, increasing the number of Pamida stores in operation from 152 to 165 stores as of May 2000. Pamida stores' sales are included in net sales since their acquisition but they are not included in retail comparable store sales since they were not owned by ShopKo for the entire preceding fiscal year.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                                                                           First Quarter
                                                                           -------------

                                              ShopKo Retail                Pamida Retail                Consolidated
                                              -------------                -------------                ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            2000          1999           2000          1999          2000          1999
                                            ----          ----           ----          ----          ----          ----

Gross margin percent                       25.9 %        25.2 %         24.6 %                      25.6 %        25.2 %
Gross margin percent prior to
LIFO charge                                26.1 %        25.4 %         24.8 %                      25.8 %        25.4 %

Consolidated gross margin, as restated, as a percent of sales for the first quarter was 25.6 percent compared to 25.2 percent last year. Consolidated gross margin dollars increased 38.5 percent to $191.8 million for the same period. ShopKo retail gross margin as a percent of sales was 25.9 percent compared with
25.2 percent last year, a 70 basis point improvement. The increase is primarily attributable to higher gross margin rates in our general merchandise. ShopKo retail gross margin dollars increased 8.9 percent to $150.8 million for the same period. Pamida's retail gross margin as a percent of sales was 24.6 percent for the quarter.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses, as restated, as a percent of sales for the first quarter were 20.7 percent compared with 20.5 percent last year. ShopKo's retail selling, general and administrative expenses as a percent of sales for the quarter were 19.5 percent compared to 19.6 percent last year. Pamida's selling, general and administrative expenses were 21.8 percent of sales for the quarter.

Special Charges:

During the first quarter of fiscal 2000, the Company incurred $1.2 million in special pre-tax costs relating to the Pamida acquisition for employee retention programs, elimination of administrative functions and various integration initiatives. During the remainder of fiscal 2000, the Company expects to incur additional special charges of approximately $3.0 to $5.0 million for the same integration initiatives mentioned above.

Interest Expense - Net:

Interest expense, as restated, for the first quarter increased 47.8 percent to $14.6 million. This increase is primarily due to additional debt as a result of last year's Pamida acquisition.

Income Taxes:

The effective tax rates for the first quarter were 68.5 percent compared with
34.7 percent last year. This increase is mainly due to $1.1 million of nondeductible goodwill amortization associated with the Pamida acquisition.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings before depreciation and amortization was $23.8 million for the first quarter of fiscal 2000 compared to $18.2 million for the same period last year. The Company had $345.5 million outstanding under its credit agreements at the end of the first quarter of fiscal 2000 compared to $159.0 million outstanding at the end of the first quarter of fiscal 1999. This increase is primarily due to additional debt as a result of last year's Pamida acquisition. The Company has a $200.0 million revolving credit agreement with a consortium of banks of which $200.0 million was outstanding as of April 29, 2000. This credit facility is unsecured and is effective through January 31, 2002. The Company also has a $100.0 million 364-day credit facility of which $85.5 million was outstanding as of April 29, 2000. The 364-day credit facility is unsecured and is effective through August 31, 2000. The Company also has various other unsecured credit facilities, including a $75.0 million seasonal facility which will expire August 31, 2000 and a banker's acceptance note which allows borrowing from $25.0 to $100.0 million based on the seasonal needs of the Company. The banker's acceptance note expires April 30, 2001. As of the end of the first quarter, $60.0 million was outstanding under these two credit facilities. Funds generated from operations and borrowings under these credit facilities are expected to fund the projected working capital needs and total capital expenditures through fiscal 2000.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $42.4 million on capital expenditures in the first quarter of fiscal 2000, compared to $26.2 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending February 3, 2001 are anticipated to approximate $200.0 to $230.0 million, which excludes ProVantage's capital expenditures. The expenditures would relate to construction of the new ShopKo and Pamida stores; expansion and building of ShopKo distribution centers; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. These amounts exclude any capital that may be required for acquisitions of businesses. Such plans may be reviewed and revised from time to time in light of changing conditions.

The Company plans to open 10 to 13 new Pamida stores during the second fiscal quarter. The Company also plans to open 2 new ShopKo stores in the fall. In total, the Company expects to open 5 ShopKo Stores and 20 to 25 Pamida stores in fiscal 2000.

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

In May 2000, the Company announced a definitive agreement for Merck & Co., to acquire ProVantage. The Company currently owns 64.5 percent of ProVantage. The pending transaction is expected to result in proceeds of approximately $143.4 million which may potentially be used by the Company to acquire or construct new stores or acquire other retail businesses, repurchase stock, reduce debt or for other corporate purposes. The acquisition is expected to close by the end of the Company's second fiscal quarter.

On May 31, 2000, the Company and a majority of the shareholders of P.M. Place Stores Company ("Place") signed a letter of intent for ShopKo to acquire Place in a transaction that values Place at approximately $22.0 million, including the assumption of approximately $19.0 million in debt. Place, which is an employee owned company, is headquartered in Bethany, Missouri and operates 49 discount stores in Missouri, Iowa, Kansas and Illinois.

The acquisition will be accounted for as a purchase, and is expected to close by early July 2000, contingent upon regulatory approval and certain other conditions. The Company will finance the transaction with cash on hand. Assuming the transaction closes as anticipated, Place's store inventories will be liquidated and the stores will be closed for a brief remodeling period. The stores are expected to reopen in late September 2000 under the Pamida name. The transaction is not expected to have a material impact on the Company's current fiscal year results, and is expected to be accretive to earnings in fiscal year 2001.

Stock Repurchase Program:

On January 12, 2000, the Company announced that the Board of Directors had authorized the repurchase of another $20.0 million of the Company's Common Stock. As of April 29, 2000, no shares of Common Stock had been repurchased under this program.

Senior Notes Buyback Program:

On February 8, 1999, the Company announced that its Board of Directors had authorized the Company to repurchase its Senior Notes from time to time in the open market and through privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During the first quarter of fiscal 1999, the Company repurchased approximately $57.1 million of the Senior Notes, resulting in an extraordinary loss of $3.8 million, net of income tax benefit of $2.4 million.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K for the period ending January 29, 2000 or as may be described from time to time in the Company's subsequent SEC filings.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ending January 29, 2000. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 1999.

                           PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K


      (a)      Exhibits.

               2.1 Agreement and Plan of Merger among Merck & Co., Inc., PV Acquisition Corp. and ProVantage Health Services, Inc. dated as of May 4, 2000.

               10.1 Stockholder Agreement among ShopKo Stores, Inc., SKO Holdings, Inc., Merck & Co., Inc. and PV Acquisition Corp. dated as of May 4, 2000.

               10.2 Side Letter among ShopKo Stores, Inc., Merck & Co., Inc. and ProVantage Health Services, Inc. dated May 4, 2000.

               10.3 Amended and Restated Tax Matters Agreement between ShopKo Stores, Inc. and ProVantage Health Services, Inc. dated as of May 4, 2000.

               10.4 Amendment to Lease Agreement between ShopKo Stores, Inc. and ProVantage Health Services, Inc. dated as of May 4, 2000.

               12       Statements Re Computation of Ratios.

               27.1     Financial Data Schedule.

               27.2 Restated Financial Data Schedule (fiscal year ended January 29, 2000).

               27.3 Restated Financial Data Schedule (third quarter ended October 30, 1999).

               27.4 Restated Financial Data Schedule (second quarter ended July 31, 1999).

               27.5 Restated Financial Data Schedule (first quarter ended May 1, 1999).

               27.6 Restated Financial Data Schedule (fiscal year ended January 30, 1999).

               27.7 Restated Financial Data Schedule (third quarter ended October 31, 1998).

                  27.8 Restated Financial Data Schedule (second quarter ended August 1, 1998).

                  27.9 Restated Financial Data Schedule (fiscal year ended January 31, 1998).


         (b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the first quarter of fiscal 2000 as follows:

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SHOPKO STORES, INC. (Registrant)


Date:  June 12, 2000    By: /s/ Richard D. Schepp
                            -----------------------------------
                            Richard D. Schepp
                            Senior Vice President General Counsel and Secretary (Duly Authorized Officer of Registrant)


Date:  June 12, 2000    By: /s/ Jeffery R. Simons
                            -----------------------------------
                            Jeffery R. Simons
                            Vice President and Controller
                            (Chief Accounting Officer and Duly
                            Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                                                 Sequential
Number                              Exhibit                                             Page Number
------                              -------                                             -----------

2.1        Agreement and Plan of Merger among Merck & Co., Inc., PV Acquisition
           Corp. and ProVantage Health Services, Inc. dated as of May 4, 2000, incorporated by reference from the Registrant's Current Report on Form 8-K dated May 4, 2000 (the "May 4 Form 8-K").

10.1       Stockholder Agreement among ShopKo Stores, Inc., SKO Holdings, Inc.,
           Merck & Co., Inc. and PV Acquisition Corp. dated as of May 4, 2000, incorporated by reference from the May 4 Form 8-K.

10.2       Side Letter among ShopKo Stores, Inc., Merck & Co., Inc. and
           ProVantage Health Services, Inc. dated May 4, 2000, incorporated by reference from the May 4 Form 8-K.

10.3       Amended and Restated Tax Matters Agreement between ShopKo Stores,
           Inc. and ProVantage Health Services, Inc. dated as of May 4, 2000, incorporated by reference from the May 4 Form 8-K.

10.4       Amendment to Lease Agreement between ShopKo Stores, Inc. and
           ProVantage Health Services, Inc. dated as of May 4, 2000, incorporated by reference from the May 4 Form 8-K.

12         Statements Re Computation of Ratios.

27.1       Financial Data Schedule.

27.2       Restated Financial Data Schedule (fiscal year ended January 29,
           2000).

27.3       Restated Financial Data Schedule (third quarter ended October 30,
           1999).

27.4       Restated Financial Data Schedule (second quarter ended July 31,
           1999).




Exhibit                                                                                 Sequential
Number                              Exhibit                                             Page Number
------                              -------                                             -----------

27.5      Restated Financial Data Schedule (first quarter ended May 1, 1999).

27.6      Restated Financial Data Schedule (fiscal year ended January 30,
          1999).

27.7      Restated Financial Data Schedule (third quarter ended October 31,
          1998).

27.8      Restated Financial Data Schedule (second quarter ended August 1,
          1998).

27.9      Restated Financial Data Schedule (fiscal year ended January 31,
          1998).