Form 10-Q
period 2000-07-29
SHOPKO STORES INC
filed 2000-09-12
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended July 29, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 1-10876

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

         Wisconsin                                        41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   700 Pilgrim Way, Green Bay, Wisconsin                   54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code    (920) 429-2211
                                                        ------------------------

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

Yes    X      No
    --------     --------

The number of shares outstanding of each of the issuer's classes of Common Stock as of August 14, 2000 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------
     Common Shares                                        28,696,530

     Exhibit Index                                        Page 1 of Page 49
     on Page 22


                               SHOPKO STORES, INC.

                                    FORM 10-Q

                FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 29, 2000

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I        Item 1 - Financial Statements

                      Condensed Consolidated Statements of Earnings for the                  3
                      13 weeks ended July 29, 2000 and July 31, 1999

                      Condensed Consolidated Statements of Earnings for the                  4
                      26 weeks ended July 29, 2000 and July 31, 1999

                      Condensed Consolidated Balance Sheets as of July 29,                   5
                      2000, July 31, 1999 and January 29, 2000

                      Condensed Consolidated Statements of Cash Flows for the                6
                      26 weeks ended July 29, 2000 and July 31, 1999

                      Condensed Consolidated Statement of Shareholders'                      7
                      Equity for the 26 weeks ended July 29, 2000

                      Notes to Condensed Consolidated Financial Statements                   8-10

              Item 2 - Management's Discussion and Analysis of Financial                     11-18
                       Condition and Results of Operations

              Item 3 - Quantitative and Qualitative Disclosure About                         18
                       Market Risk

Part II       Item 1 - Legal Proceedings                                                     19

              Item 4 - Submission of Matters to Vote of Security Holders                     19-20

              Item 6 - Exhibits and Reports on Form 8-K                                      20-21

              Signatures                                                                     21

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                              Second Quarter (13 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                            July 29,         July 31,        % Increase/
                                                              2000             1999           (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                            $      819,543   $       665,486         22.6
   Licensed department rentals and other income                  3,321             3,327
                                                          -------------    --------------
                                                               822,864           668,813         23.0
Costs and expenses:
   Cost of sales                                               606,126           496,179
   Selling, general and administrative expenses                165,623           133,110
   Special charges                                               2,872               841
   Depreciation and amortization expenses                       22,789            17,958
                                                          -------------    --------------
                                                               797,410           648,088         23.0

Income from operations                                          25,454            20,725         22.8
Interest expense - net                                        (16,172)          (11,372)
                                                          -------------    --------------

Earnings from continuing operations before
   income taxes                                                  9,282             9,353        (0.8)
Provision for income taxes                                       4,127             3,559
                                                          -------------    --------------

Earnings from continuing operations                              5,155             5,794       (11.0)
Discontinued operations:
Income from discontinued operations, net of income
   taxes of $245 and $1,655, respectively                          333             2,297
Gain on sale of discontinued business, net of income
   taxes of $19,024 and $22,482, respectively                   29,407            34,754
                                                          -------------    --------------

Net earnings                                            $       34,895   $        42,845       (18.6)
                                                          =============    ==============

Earnings per share of common stock:
   Basic:
       Earnings from continuing operations              $         0.18   $          0.22
       Earnings from discontinued operations                      0.01              0.09
       Gain on sale of discontinued business                      1.01              1.29
                                                          -------------    --------------
       Net earnings                                     $         1.20   $          1.60
                                                          =============    ==============
   Diluted:
       Earnings from continuing operations              $         0.18   $          0.21
       Earnings from discontinued operations                      0.01              0.09
       Gain on sale of discontinued business                      1.01              1.27
                                                          -------------    --------------
       Net earnings                                     $         1.20   $          1.57
                                                          =============    ==============

Weighted average number of common
      shares outstanding                                        29,075            26,810

Adjusted weighted average number of common
      shares outstanding                                        29,139            27,299

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                               Year to Date (26 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                            July 29,         July 31,        % Increase/
                                                              2000             1999           (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                            $    1,569,134   $     1,214,946         29.6
   Licensed department rentals and other income                  6,406             6,231
                                                          -------------    --------------
                                                             1,575,540         1,221,177         29.0
Costs and expenses:
   Cost of sales                                             1,163,909           907,198
   Selling, general and administrative expenses                320,899           246,002
   Special charges                                               4,112               841
   Depreciation and amortization expenses                       44,798            33,545
                                                          -------------    --------------
                                                             1,533,718         1,187,586         29.1

Income from operations                                          41,822            33,591         24.5
Interest expense - net                                        (30,755)          (21,237)
                                                          -------------    --------------

Earnings from continuing operations before
   income taxes                                                 11,067            12,354       (10.4)
Provision for income taxes                                       5,350             4,600
                                                          -------------    --------------

Earnings from continuing operations                              5,717             7,754       (26.3)
Discontinued operations:
Income from discontinued operations, net of income
   taxes of $1,201 and $3,405, respectively                      1,567             4,650
Gain on sale of discontinued business, net of income
   taxes of $19,024 and $22,482, respectively                   29,407            34,754
                                                          -------------    --------------

Earnings before extraordinary item                              36,691            47,158       (22.2)
Extraordinary (loss) on retirement of debt,
   net of income taxes of $2,443                                                 (3,776)
                                                          -------------    --------------

Net earnings                                            $       36,691   $        43,382       (15.4)
                                                          =============    ==============

Earnings per share of common stock:
   Basic:
       Earnings from continuing operations              $         0.20   $          0.29
       Earnings from discontinued operations                      0.05              0.18
       Gain on sale of discontinued business                      1.00              1.31
       Extraordinary (loss) on retirement of debt                    -            (0.14)
                                                          -------------    --------------
       Net earnings                                     $         1.25   $          1.64
                                                          =============    ==============
   Diluted:
       Earnings from continuing operations              $         0.20   $          0.29
       Earnings from discontinued operations                      0.05              0.17
       Gain on sale of discontinued business                      1.00              1.29
       Extraordinary (loss) on retirement of debt                    -            (0.14)
                                                          -------------    --------------
       Net earnings                                     $         1.25   $          1.61
                                                          =============    ==============

Weighted average number of common
      shares outstanding                                        29,330            26,475

Adjusted weighted average number of common
      shares outstanding                                        29,412            26,945

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Second Quarter as of               Fiscal Year End
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                             July 29,           July 31,            January 29,
ASSETS                                                         2000               1999                 2000
--------------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                              $       23,021     $       34,575       $        26,916
  Receivables, less allowance for losses of
     $5,507, $7,730 and $6,826, respectively                    103,490            150,960               179,140
  Merchandise inventories                                       723,364            657,157               663,164
  Other current assets                                           10,538             13,283                16,042
                                                           -------------      -------------        --------------
     Total current assets                                       860,413            855,975               885,262

Other assets and deferred charges                                17,949             36,538                16,396
Intangible assets - net                                         212,843            233,445               272,193
Property and equipment at cost:
  Land                                                          138,710            132,241               135,591
  Buildings                                                     655,049            584,970               572,761
  Equipment                                                     545,256            487,162               539,399
  Leasehold improvements                                        100,848             86,051                91,242
  Property under construction                                    14,717             29,673                54,759
  Property under capital leases                                 119,027            105,793               103,248
                                                           -------------      -------------        --------------
                                                              1,573,607          1,425,890             1,497,000
Less accumulated depreciation and amortization:
  Property and equipment                                        586,725            520,107               558,216
  Property under capital leases                                  32,380             30,290                29,346
                                                           -------------      -------------        --------------
     Net property and equipment                                 954,502            875,493               909,438
                                                           -------------      -------------        --------------
     Total assets                                        $    2,045,707     $    2,001,451       $     2,083,289
                                                           =============      =============        ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                        $      327,671     $       84,751       $       245,000
  Accounts payable - trade                                      286,622            296,883               281,291
  Accrued compensation and related taxes                         46,495             46,453                51,548
  Accrued other liabilities                                     110,072            197,945               211,049
  Accrued income and other taxes                                 43,645             24,065                18,970
  Current portion of long-term obligations                        7,101            146,127                 6,416
                                                           -------------      -------------        --------------
    Total current liabilities                                   821,606            796,224               814,274

Long-term obligations, less current portion                     467,261            445,113               453,084
Deferred income taxes                                            42,645             52,142                69,771
Minority interest                                                                   52,488                51,658
Shareholders' equity:
  Common stock                                                      306                304                   304
  Additional paid-in capital                                    384,541            381,201               381,354
  Retained earnings                                             369,598            273,979               332,872
  Less treasury stock                                          (40,250)                                 (20,028)
                                                           -------------      -------------        --------------
     Total shareholders' equity                                 714,195            655,484               694,502
                                                           -------------      -------------        --------------
     Total liabilities and shareholders' equity          $    2,045,707     $    2,001,451       $     2,083,289
                                                           =============      =============        ==============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                   Year to Date (26 weeks) Ended
--------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                       July 29,              July 31,
                                                                         2000                  1999
--------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                     $        36,691        $        43,382
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                          44,798                 37,736
    Provision for losses on receivables                                       164                    427
    Loss (gain) on sale of property and equipment                              72                (2,201)
    (Gain) on sale of ProVantage                                         (48,431)               (57,236)
    Deferred income taxes                                                (12,557)                 19,800
    Extraordinary loss on early extinguishment of debt,
       net of tax benefit                                                                          3,776
    Change in assets and liabilities (excluding effects of
       business acquisitions):
     Receivables                                                         (46,976)               (24,933)
     Merchandise inventories                                             (67,673)               (50,920)
     Other current assets                                                 (3,271)                (4,266)
     Other assets and intangibles                                         (6,407)                (3,440)
     Accounts payable                                                    (12,480)                 36,603
     Accrued liabilities                                                   16,488               (33,347)
--------------------------------------------------------------------------------------------------------------
     Net cash (used in) operating activities                             (99,582)               (34,619)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for property and equipment                                     (92,855)               (53,828)
 Proceeds from the sale of property and equipment                           1,422                  4,529
 Proceeds from the sale of ProVantage                                     143,381                106,431
 Business acquisition, net of cash acquired                               (1,230)               (94,033)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                   50,718               (36,901)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Change in short-term debt                                                 65,227                (9,567)
 Change in common stock from stock options                                                         3,710
 Issuance of common stock from public offering                              2,871                147,337
 Purchase of treasury stock                                              (20,222)
 Retirement of debt and capital leases                                    (2,907)               (65,604)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                             44,969                 75,876
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                      (3,895)                  4,356
Cash and cash equivalents at beginning of year                             26,916                 30,219
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of second quarter                $        23,021        $        34,575
==============================================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                            $        16,363

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                              (UNAUDITED)

                                             Common Stock                                                Treasury Stock
                                        -----------------------       Additional                    --------------------------
                                                                       Paid-in        Retained
                                         Shares        Amount          Capital        Earnings       Shares          Amount
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 29,
  2000                                    30,400     $     304      $    381,354    $   332,872        (816)      $  (20,028)

Net earnings                                                                             36,691

Sale of common stock
  under option plans                         201             2             2,869

Income tax benefit related
  to stock options                                                           318

Restricted stock expense                                                                     35

Purchase of treasury stock                                                                           (1,088)         (20,222)

                                        --------------------------------------------------------------------------------------
BALANCES AT JULY 29, 2000                 30,601     $     306      $    384,541    $   369,598      (1,904)      $  (40,250)
                                        ======================================================================================


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

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $31.9 million, $36.9 million, and $28.9 million higher at July 29, 2000, July 31, 1999 and January 29, 2000, respectively.

Extraordinary Item:

During the first quarter of fiscal 1999, the Company retired debt with a face value of $57.1 million prior to maturity. The debt repurchases resulted in an extraordinary after tax charge of $3.8 million.

Acquisitions:

On July 6, 1999, the Company acquired all of the outstanding voting and nonvoting common stock of Pamida Holdings Corporation ("Pamida") for $94.0 million in cash, $285.8 million in assumed debt and $138.6 million in assumed trade and other accrued liabilities. The Company utilized cash from its operations to fund this acquisition.

On June 29, 2000, the Company acquired all of the outstanding stock of P. M. Place Stores ("Places") for $3.1 million in cash and approximately $28.8 million in assumed debt and accrued liabilities. Places was headquartered in Bethany, Missouri and operated 49 discount stores in Missouri, Iowa, Kansas and Illinois. After liquidating the Places stores' inventories and a brief remodeling period, 48 of the stores are expected to reopen in late September 2000 under the Pamida store concept. The Bethany, Missouri headquarters and one store location will be closed. The transaction is not expected to have a material impact on the Company's current fiscal year results.

These acquisitions were accounted for under the purchase method of accounting and the results of operations since the dates of acquisition have been included in the accompanying condensed consolidated financial statements.

Discontinued Operations

On June 16, 2000, the Company completed the sale of its 11,710,000 shares of ProVantage Health Services, Inc. ("ProVantage") common stock for approximately $143.4 million in cash on a pre-tax basis, or $12.25 per share. The sale was made pursuant to a tender offer to purchase all of the outstanding shares of common stock of ProVantage at $12.25 per share in cash by Merck & Co., Inc. ("Merck") and PV Acquisition Corp., an indirect wholly-owned subsidiary of Merck.

The results of operations of ProVantage have been presented as discontinued operations. Accordingly, previously reported statement of earnings information has been restated to reflect this presentation. Net sales of ProVantage for the 7 weeks ended June 17, 2000 and the 13 weeks ended July 31, 1999 were $145.3 million and $214.9 million, respectively. Net sales of ProVantage for the 20 weeks ended June 17, 2000 and the 26 weeks ended July 31, 1999 were $420.9 million and $429.8 million, respectively.

Assets and liabilities related to ProVantage have been removed from the Condensed Consolidated Balance Sheets at July 29, 2000. ProVantage's assets of $220.5 million and liabilities of $81.5 million are included in the Condensed Consolidated Balance Sheets at July 31, 1999. Assets of $257.2 million and liabilities of $112.2 million related to ProVantage are included in the Condensed Consolidated Balance Sheets at January 29, 2000.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                         Second Quarter Ended                               First Half Ended
                                  ------------------------------------           ----------------------------------------
                                   July 29,                July 31,                 July 29,                July 31,
                                     2000                    1999                     2000                    1999
-------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail             $       624,717         $       610,564         $       1,208,152       $        1,160,024
    Pamida Retail                     194,826                  54,922                   360,982                   54,922
-------------------------------------------------------------------------------------------------------------------------
      Total net sales         $       819,543         $       665,486         $       1,569,134       $        1,214,946
-------------------------------------------------------------------------------------------------------------------------
Income from operations
    ShopKo Retail             $        25,322         $        25,913         $          48,151       $           43,950
    Pamida Retail                       7,975                     216                     8,391                      216
    Corporate                         (7,843)                 (5,404)                  (14,720)                 (10,575)
-------------------------------------------------------------------------------------------------------------------------
      Income from operations  $        25,454         $        20,725         $          41,822       $           33,591
-------------------------------------------------------------------------------------------------------------------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first half of fiscal 2000 and fiscal 1999.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 29, 2000 and July 31, 1999 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2000 and 1999 as a percentage of net sales:

                                                                    Second Quarter                    First Half
                                                                    --------------                    ----------
                                                                Fiscal           Fiscal         Fiscal          Fiscal
                                                                 2000             1999           2000            1999
                                                              -----------       ---------      ----------      ----------
Revenues
     Net sales                                                     100.0 %         100.0 %         100.0 %         100.0 %
     Licensed department rentals and other
       income                                                        0.4             0.5             0.4             0.5
                                                              -----------       ---------      ----------      ----------
                                                                   100.4           100.5           100.4           100.5
Costs and expenses
     Cost of sales                                                  74.0            74.6            74.2            74.7
     Selling, general and administrative
       expenses                                                     20.2            20.0            20.4            20.2
     Special charges                                                 0.3             0.1             0.3             0.1
     Depreciation and amortization expenses                          2.8             2.7             2.8             2.7
                                                              -----------       ---------      ----------      ----------
                                                                    97.3            97.4            97.7            97.7

Income from operations                                               3.1             3.1             2.7             2.8
Interest expense - net                                             (2.0)           (1.7)           (2.0)           (1.8)
                                                              -----------       ---------      ----------      ----------

Earnings from continuing operations before
 income taxes                                                        1.1             1.4             0.7             1.0
Provision for income taxes                                           0.5             0.5             0.3             0.4
                                                              -----------       ---------      ----------      ----------

Earnings from continuing operations                                  0.6             0.9             0.4             0.6
Discontinued operations:
Income from discontinued operations, net of
  income taxes                                                       0.0             0.3             0.1             0.4
Gain on sale of discontinued business, net
  of income taxes                                                    3.6             5.2             1.9             2.9
                                                              -----------       ---------      ----------      ----------

Earnings before extraordinary item                                   4.2             6.4             2.4             3.9
Extraordinary (loss) on retirement of
  debt, net of income taxes                                          0.0             0.0             0.0           (0.3)
                                                              -----------       ---------      ----------      ----------

Net earnings                                                         4.2 %           6.4 %           2.4 %           3.6 %
                                                              ===========       =========      ==========      ==========


On June 16, 2000, the Company completed the sale of its 11,710,000 shares of ProVantage Health Services, Inc. ("ProVantage") common stock for approximately $143.4 million in cash on a pre-tax basis, or $12.25 per share to Merck & Co., Inc. ("Merck") and PV Acquisition Corp., an indirect wholly-owned subsidiary of Merck. The Company's financial results reflect the operations of ProVantage as discontinued operations for all periods presented.

The Company has two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL
                                                                     Second Quarter                   First Half
                                                                     --------------                   ----------
                                                                 Fiscal           Fiscal         Fiscal         Fiscal
                                                                  2000             1999           2000           1999
                                                               -----------      ----------     ----------     ----------
Revenues
     Net sales                                                      100.0 %         100.0 %        100.0 %        100.0 %
     Licensed departmental rentals and other
       income                                                         0.5             0.5            0.5            0.5
                                                               -----------      ----------     ----------     ----------
                                                                    100.5           100.5          100.5          100.5
Costs and expenses
     Cost of sales                                                   74.4            74.5           74.3           74.6
     Selling, general and administrative
       expenses                                                      19.1            19.2           19.3           19.4
     Depreciation and amortization expenses                           2.9             2.6            2.9            2.7
                                                               -----------      ----------     ----------     ----------
                                                                     96.4            96.3           96.5           96.7

Income from operations                                                4.1 %           4.2 %          4.0 %          3.8 %

PAMIDA RETAIL

                                                                     Second Quarter                   First Half
                                                                     --------------                   ----------
                                                                 Fiscal           Fiscal         Fiscal         Fiscal
                                                                  2000             1999           2000           1999
                                                               -----------      ----------     ----------     ----------
Revenues
     Net sales                                                      100.0 %         100.0 %        100.0 %        100.0 %
     Licensed departmental rentals and other
       income                                                         0.2             0.3            0.2            0.3
                                                               -----------      ----------     ----------     ----------
                                                                    100.2           100.3          100.2          100.3
Costs and expenses
     Cost of sales                                                   72.5            75.6           73.8           75.6
     Selling, general and administrative
       expenses                                                      21.1            20.6           21.5           20.6
     Depreciation and amortization expenses                           2.5             3.7            2.6            3.7
                                                               -----------      ----------     ----------     ----------
                                                                     96.1            99.9           97.9           99.9

Income from operations                                                4.1 %           0.4 %          2.3 %          0.4 %



Net Sales:

The following table presents the Company's consolidated net sales for the second quarter and first half of fiscal 2000 and fiscal 1999:


                                                              Second Quarter          % Increase
                                                              --------------          ----------
                                                           Fiscal        Fiscal
                                                            2000          1999      Total       Comp
                                                            ----          ----      -----       ----
            ShopKo Retail                                  $624.7         $610.6      1.8        1.2
            Pamida Retail                                   194.8           54.9      N/A
                                                            -----           ----      ---
            Consolidated                                   $819.5         $665.5     22.6
                                                           ======         ======     ====

                                                                First Half            % Increase
                                                                ----------            ----------
                                                          Fiscal         Fiscal
                                                           2000           1999       Total      Comp
                                                           ----           ----       -----      ----
            ShopKo Retail                                $1,208.1       $1,160.0      4.5        2.0
            Pamida Retail                                   361.0           54.9      N/A
                                                            -----           ----      ---
            Consolidated                                 $1,569.1       $1,214.9     29.6
                                                         ========       ========     ====

The 1.2% increase in second quarter ShopKo Retail comparable store sales are derived from the following categories: Retail Health increased 12.1%, Hardlines/Home decreased 2.2% and Apparel decreased 2.6%. The 2.0% increase in first half retail comparable store sales are derived from the following categories: Retail Health increased 11.6%, Hardlines/Home decreased 0.9% and Apparel decreased 1.6%. The store sales changes exclude layaway sales in both years. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

During the first quarter, the Company opened three new ShopKo stores and three new Pamida stores and closed one Pamida store. The ShopKo store in Plover, Wisconsin is a relocation from Stevens Point, Wisconsin. All three of the new ShopKo stores include in-store pharmacies and optical centers. During the second quarter, the Company opened 12 new Pamida stores, one of which includes an in-store pharmacy.

On July 6, 1999, the Company acquired the retail chain Pamida, Inc. ("Pamida"), which operated 152 Pamida stores in 15 Midwest, North Central and Rocky Mountain states. Since the acquisition, 22 additional Pamida stores were opened and 3 Pamida stores were closed, increasing the number of Pamida stores in operation from 152 to 171 stores as of July 2000. Pamida stores include in-store pharmacies in 62 of their stores. Pamida Retail sales are included in net sales since their acquisition but they are not included in retail comparable store sales since they were not owned by ShopKo for the entire preceding fiscal year.

On June 29, 2000, the Company acquired the retail chain P. M. Place Stores ("Places") which operated 49 discount stores in Missouri, Iowa, Kansas and Illinois. Forty-eight of these stores are expected to reopen in September 2000 under the Pamida store concept and one store located in an existing Pamida location will be closed. The Place's store inventories are being liquidated by a third party and the related sales have not been included in net sales.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:


                                                                           Second Quarter
                                                                           --------------
                                              ShopKo Retail                Pamida Retail                Consolidated
                                              -------------                -------------                ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            2000          1999           2000          1999          2000          1999
                                            ----          ----           ----          ----          ----          ----
Gross margin percent                       25.6 %        25.5 %         27.5 %        24.4 %        26.0 %        25.4 %
Gross margin percent prior to
LIFO charge                                25.8 %        25.7 %         27.6 %        24.4 %        26.2 %        25.6 %

                                                                             First Half
                                                                             ----------
                                              ShopKo Retail                Pamida Retail                Consolidated
                                              -------------                -------------                ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            2000          1999           2000          1999          2000          1999
                                            ----          ----           ----          ----          ----          ----
Gross margin percent                       25.7 %        25.4 %         26.2 %        24.4 %        25.8 %        25.3 %
Gross margin percent prior to
LIFO charge                                25.9 %        25.6 %         26.3 %        24.4 %        26.0 %        25.5 %

Consolidated gross margin, as restated, as a percent of sales for the second quarter was 26.0 percent compared to 25.4 percent last year. The 60 basis point increase is primarily attributable to higher gross margin rates in ShopKo Retail general merchandise and the full quarter contribution of the Pamida division. Consolidated gross margin dollars increased 26.1 percent to $213.4 million for the same period. ShopKo Retail gross margin as a percent of sales was 25.6 percent compared with 25.5 percent last year. ShopKo Retail gross margin dollars increased 2.5 percent to $159.9 million for the same period. Pamida Retail gross margin as a percent of sales was 27.5 percent for the quarter.

Consolidated gross margin, as restated, as a percent of sales for the first half ended July 29, 2000 was 25.8 percent compared with 25.3 percent for the same period last year. The ShopKo Retail gross margin as a percent of sales for the same period was 25.7 percent compared with 25.4 percent last year. This increase is attributable primarily to higher gross margin rates in ShopKo's Retail general merchandise. Consolidated gross margin dollars increased 31.7 percent to $405.2 million for the same period. ShopKo Retail gross margin dollars increased
5.5 percent to $310.7 million. Pamida Retail gross margin as a percent of sales was 26.2 percent for the first half.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses, as restated, as a percent of sales for the second quarter were 20.2 percent compared with 20.0 percent last year. ShopKo Retail selling, general and administrative expenses as a percent of sales for the quarter were 19.1 percent compared to 19.2 percent last year. Pamida Retail selling, general and administrative expenses were 21.1 percent of sales for the quarter.

Consolidated selling, general and administrative expenses, as restated, as a percent of sales for the 26 weeks ended July 29, 2000 increased to 20.4 percent from 20.2 percent last year. ShopKo Retail selling, general and administrative expenses as a percent of sales were 19.3 percent compared to 19.4 percent last year. Pamida Retail selling, general and administrative expenses as a percent of sales were 21.5 percent for the first half.

Special Charges:

During the second quarter ended July 29, 2000, the Company incurred $2.9 million in special pre-tax costs relating to the Pamida acquisition for employee retention programs, elimination of administrative functions and various other integration initiatives. The Company incurred $4.1 million in special pre-tax costs for these purposes during the first half ended July 29, 2000. During the remainder of the current fiscal year, the Company expects to incur additional special charges of approximately $1.0 to $2.0 million for these purposes.

Interest Expense - Net:

Interest expense, as restated, for the second quarter increased 42.2 percent to $16.2 million and for the first half increased 44.8 percent to $30.8 million. This increase is primarily due to additional debt as a result of last year's Pamida acquisition.

Income Taxes:

The effective tax rates for the second quarter were 44.5 percent compared with
38.1 percent last year. The effective tax rates for the first half were 48.3 percent compared with 37.2 percent last year. This increase is mainly due to nondeductible goodwill amortization of $1.5 million in the second quarter and $2.6 million in the first half associated with the Pamida acquisition.

Gain on Sale of Discontinued Business:

In the second quarter of fiscal 2000, as a result of ProVantage being sold to Merck, the Company recognized a gain, net of income taxes, of $29.4 million. As a result of the initial public offering of ProVantage in the second quarter of fiscal 1999, the Company recognized a gain, net of income taxes, of $34.8 million.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Earnings before interest, taxes, depreciation and amortization were $86.6 million for the first half of fiscal 2000 compared to $67.1 million for the same period last year. The Company had $327.7 million outstanding under its credit agreements at the end of the first half of fiscal 2000 compared to $84.8 million outstanding at the end of the first half of fiscal 1999. This increase is primarily due to additional debt as a result of last year's Pamida acquisition. The Company has a $200.0 million revolving credit agreement with a consortium of banks of which $200.0 million was outstanding as of July 29, 2000. This credit facility is unsecured and is effective through January 31, 2002. The Company also has an unsecured $100.0 million 364-day credit facility, expiring August 31, 2000, of which $38.1 million was outstanding as of July 29, 2000. In addition, the Company also has various other unsecured credit facilities, including a $75.0 million seasonal facility which will expire August 31, 2000 and a banker's acceptance note which allows borrowing from $25.0 to $100.0 million based on the seasonal needs of the Company. The banker's acceptance note expires April 30, 2001. As of July 29, 2000, $89.6 million was outstanding under these two credit facilities. On August 29, 2000, the $100.0 million 364-day credit facility and the $75.0 million seasonal facility were replaced with a new $175.0 million unsecured 364-day facility that will expire August 28, 2001. This facility has the provision that will allow the Company to increase the availability of funds to $250.0 million during the life of the agreement as needed. Funds generated from operations and borrowings under these credit facilities are expected to fund the projected working capital needs and total capital expenditures through fiscal 2000.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $92.9 million on capital expenditures in the first half of fiscal 2000, compared to $53.8 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending February 3, 2001 are anticipated to approximate $200.0 to $230.0 million, which excludes ProVantage's capital expenditures incurred prior to the sale of the Company's interests in ProVantage. The expenditures relate to construction of the new ShopKo and Pamida stores; expansion and building of ShopKo distribution centers; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. These amounts exclude any capital that may be required for acquisitions of businesses. Such plans may be reviewed and revised from time to time in light of changing conditions.

The Company plans to open 60 new Pamida stores including the 48 converted Places stores during the third fiscal quarter and one Pamida store during the fourth fiscal quarter. The Company also plans to open 2 new ShopKo stores in the fall. In total, the Company expects to open 5 ShopKo stores and 28 Pamida stores in addition to the 48 Places stores in fiscal 2000.

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

On June 16, 2000, the Company completed the sale of its 11,710,000 shares of ProVantage common stock for approximately $143.4 million in cash on a pre-tax basis, or $12.25 per share to Merck.

Stock Repurchase Program:

On January 12, 2000, the Company announced that the Board of Directors had authorized the repurchase of another $20.0 million of the Company's Common Stock which authorization was subsequently increased by $0.2 million. As of July 29, 2000, 1,088,100 shares of Common Stock had been repurchased for approximately $20.2 million under this program.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 8, 2000, a purported class action was filed in the Circuit Court of the State of Wisconsin for Waukesha County by James Jorgensen (Case No. 00CV-938), an alleged stockholder of ProVantage Health Services, Inc. ("ProVantage") (the "Action"). The original complaint evidencing the Action (the "Original Complaint") named ProVantage and the directors of ProVantage as defendants (the "Original Defendants") and alleged, among other things, that (1) ProVantage's directors breached their respective fiduciary duties in connection with the sale of ProVantage to Merck & Co., Inc. ("Merck"), and (2) the proposed price for ProVantage's common stock did not represent the true value of ProVantage.

On or about August 18, 2000, an amended complaint (the "Amended Complaint") was filed in the Action which, among other things, added the Company as a defendant. The Amended Complaint alleges, among other things, that the Company aided and abetted the Original Defendants in breaching their fiduciary duties. The Amended Complaint requests that the Circuit Court, among other things, declare that the Action is a proper class action, rescind the tender offer/merger pursuant to which ProVantage was purchased by Merck, and award compensatory monetary damages, including reasonable attorneys' and experts' fees.

The Company believes the Action to be without merit and the Company intends to contest all allegations set forth in the Complaint. There can be no assurances, however, with regard to the outcome of the Action.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its 2000 Annual Meeting of Shareholders on May 24, 2000.

(b) Votes cast for the election of directors at the 2000 Annual Meeting were as follows:

              Jack W. Eugster:

                           For                        27,047,670

                           Withheld Authority            382,975

            Stephen E. Watson:

                           For                        27,046,120

                           Withheld Authority            384,525

Messrs. Podany, Kramer, Girard, Turner and Wolf terms of office as directors continued after the 2000 Annual Meeting of Shareholders.

Votes cast to approve the Company's 2000 Executive Incentive Plan.

                           For                        26,822,490

                           Against                       580,294

                           Abstain                        27,861

                           Broker Non-Vote                     0

Votes cast to ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending February 3, 2001 were as follows:

                           For                        27,389,296

                           Against                         7,337

                           Abstain                        34,012

                           Broker Non-Vote                     0

Item 6.   Exhibits and Reports on Form 8-K


 (a)      Exhibits.

          2 Agreement and Plan of Merger among Merck & Co., Inc., PV Acquisition Corp. and ProVantage Health Services, Inc., dated as of May 4, 2000 (incorporated by reference to the Company's current report on Form 8-K dated May 4, 2000).

          3        Amended and Restated Bylaws of ShopKo Stores, Inc.

          12       Statements Re Computation of Ratios.

          27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the second quarter of fiscal 2000 as follows:

Date of Report               Items Reported

May  4, 2000                 Items 5 and 7 - Agreement between ShopKo Stores,
                             Inc. and Merck & Company for Merck to acquire
                             ShopKo's subsidiary ProVantage Health Services,
                             Inc.

June 16, 2000                Items 2, 5, and 7 - Sale of ProVantage Health
                             Services to Merck & Company, resignation of Chief
                             Financial Officer, Paul H. Freischlag, Jr., the
                             Company's expected future financial results and the following financial statements: (i) an unaudited pro forma condensed consolidated balance sheet at April 29, 2000, (ii) an unaudited pro forma condensed consolidated statement of earnings for the 13 weeks ended April 29, 2000 and (iii) an unaudited pro forma condensed consolidated statement of earnings for the fiscal year ended
                             January 29, 2000.


                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHOPKO STORES, INC. (Registrant)



Date: September 11, 2000     By: /s/ Richard D. Schepp
                                  ---------------------
                                 Richard D. Schepp
                                 Senior Vice President General Counsel and Secretary
                                 (Duly Authorized Officer of Registrant)


Date: September 11, 2000     By: /s/ John E. Gustavson
                                 ----------------------
                                John E. Gustavson
                                Acting Controller, Chief Accounting Officer
                                (Chief Accounting Officer and Duly
                                Authorized Officer of Registrant)


                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                            Sequential
Number                              Exhibit                        Page Number
------                              -------                        -----------

2        Agreement and Plan of Merger among Merck & Co.,
         Inc., PV Acquisition Corp. and ProVantage Health
         Services, Inc., dated as of May 4, 2000 (incorporated by reference to the Company's current report on Form 8-K dated May 4, 2000).

3        Amended and Restated Bylaws of ShopKo Stores, Inc.

12       Statements Re Computation of Ratios.

27       Financial Data Schedule.
