Form 10-Q
period 2000-10-28
SHOPKO STORES INC
filed 2000-12-12
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended October 28, 2000

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission file number 1-10876

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

   Wisconsin                                41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 700 Pilgrim Way, Green Bay, Wisconsin                 54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code    (920) 429-2211
                                                   ---------------------------

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

Yes    X      No
    -------      --------

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 15, 2000 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------
     Common Shares                                        28,698,590

     Exhibit Index                                        Page 1 of Page 28
     on Page 22

                               SHOPKO STORES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 28, 2000

                                      INDEX

                                                                                             Page
                                                                                             ----
Part I        Item 1 - Financial Statements

                      Condensed Consolidated Statements of Earnings for the                    3
                      13 weeks ended October 28, 2000 and October 30, 1999

                      Condensed Consolidated Statements of Earnings for the                    4
                      39 weeks ended October 28, 2000 and October 30, 1999

                      Condensed Consolidated Balance Sheets as of October 28,                  5
                      2000, October 30, 1999 and January 29, 2000

                      Condensed Consolidated Statements of Cash Flows for the                  6
                      39 weeks ended October 28, 2000 and October 30, 1999

                      Condensed Consolidated Statement of Shareholders'                        7
                      Equity for the 39 weeks ended October 28, 2000

                      Notes to Condensed Consolidated Financial Statements                    8-10

              Item 2 - Management's Discussion and Analysis of Financial                     11-19
                       Condition and Results of Operations

              Item 3 - Quantitative and Qualitative Disclosure About                          19
                       Market Risk

Part II       Item 1 - Legal Proceedings                                                      20

              Item 6 - Exhibits and Reports on Form 8-K                                       20

              Signatures                                                                      21

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                       Third Quarter (13 Weeks) Ended
-------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                              October 28,     October 30,
                                                                 2000            1999
-------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                                  $ 814,191      $ 806,032
   Licensed department rentals and other income                   3,388          3,531
                                                              ---------      ---------
                                                                817,579        809,563
Costs and expenses:
   Cost of sales                                                619,500        605,507
   Selling, general and administrative expenses                 166,748        152,794
   Special charges                                                3,121          3,372
   Depreciation and amortization expenses                        24,314         21,806
                                                              ---------      ---------
                                                                813,683        783,479

Income from operations                                            3,896         26,084
Interest expense - net                                          (16,881)       (13,638)
                                                              ---------      ---------
(Loss) earnings from continuing operations before
   income taxes                                                 (12,985)        12,446
Provision for income taxes                                       (4,561)         4,690
                                                              ---------      ---------
(Loss) earnings from continuing operations                       (8,424)         7,756
Income from discontinued operations, net of
   income taxes of $1,227                                                        1,602
                                                              ---------      ---------
Net (loss) earnings                                           $  (8,424)     $   9,358
                                                              =========      =========
Earnings per share of common stock:
Basic:
   (Loss) earnings from continuing operations                 $   (0.29)     $    0.26
   Earnings from discontinued operations                              -           0.05
                                                              ---------      ---------
   Net (loss) earnings                                        $   (0.29)     $    0.31
                                                              =========      =========
Diluted:
   (Loss) earnings from continuing operations                 $   (0.29)     $    0.25
   Earnings from discontinued operations                              -           0.05
                                                              ---------      ---------
   Net (loss) earnings                                        $   (0.29)     $    0.30
                                                              =========      =========
Weighted average number of common
      shares outstanding                                         28,698         30,376

Adjusted weighted average number of common
      shares outstanding                                         28,700         30,702


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                       Year to Date (39 Weeks) Ended
-------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                           October 28,       October 30,
                                                              2000             1999
-------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                              $  2,383,325    $    2,020,978
   Licensed department rentals and other income                  9,794             9,762
                                                          ------------    --------------
                                                             2,393,119         2,030,740
Costs and expenses:
   Cost of sales                                             1,783,409         1,512,705
   Selling, general and administrative expenses                487,647           398,796
   Special charges                                               7,233             4,213
   Depreciation and amortization expenses                       69,112            55,351
                                                          ------------    --------------
                                                             2,347,401         1,971,065

Income from operations                                          45,718            59,675
Interest expense - net                                         (47,636)          (34,875)
                                                          ------------    --------------

(Loss) earnings from continuing operations before
   income taxes                                                 (1,918)           24,800
Provision for income taxes                                         789             9,290
                                                          ------------    --------------

(Loss) earnings from continuing operations                      (2,707)           15,510
Discontinued operations:
Income from discontinued operations, net of
   income taxes of $1,201 and $4,632, respectively               1,567             6,252
Gain on sale of discontinued business, net of
   income taxes of $19,024 and $22,482, respectively            29,407            34,754
                                                          ------------    --------------
Earnings before extraordinary item                              28,267            56,516
Extraordinary (loss) on retirement of debt,
    net of income taxes of $2,443                                                 (3,776)
                                                          ------------    --------------

Net earnings                                              $     28,267    $       52,740
                                                          ============    ==============

Earnings per share of common stock:
Basic:
    (Loss) earnings from continuing operations            $      (0.09)   $         0.56
    Earnings from discontinued operations                         0.05              0.23
    Gain on sale of discontinued business                         1.01              1.25
    Extraordinary (loss) on retirement of debt                       -             (0.14)
                                                          ------------    --------------
    Net earnings                                          $       0.97    $         1.90
                                                          ============    ==============
Diluted:
    (Loss) earnings from continuing operations            $      (0.09)   $         0.55
    Earnings from discontinued operations                         0.05              0.22
    Gain on sale of discontinued business                         1.01              1.23
    Extraordinary (loss) on retirement of debt                      -              (0.13)
                                                          ------------    --------------
    Net earnings                                          $       0.97    $         1.87
                                                          ============    ==============

Weighted average number of common
      shares outstanding                                        29,119            27,775

Adjusted weighted average number of common
      shares outstanding                                        29,175            28,197

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                             Third Quarter as of               Fiscal Year End
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                            October 28,        October 30,           January 29,
ASSETS                                                         2000               1999                  2000
--------------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                                $     26,607       $     19,891         $      17,195
  Receivables, less allowance for losses of
     $5,503, $5,747 and $5,613, respectively                     63,388             54,454                56,463
  Merchandise inventories                                       926,753            778,192               659,451
  Other current assets                                           12,483             15,987                13,772
  Net assets of discontinued operations                                            101,618               104,619
                                                           ------------       ------------         -------------
     Total current assets                                     1,029,231            970,142               851,500

Other assets and deferred charges                                19,221             11,014                16,396
Intangible assets - net                                         214,384            205,188               204,224
Property and equipment at cost:
  Land                                                          141,379            130,384               135,591
  Buildings                                                     673,119            572,702               572,761
  Equipment                                                     573,206            471,265               500,484
  Leasehold improvements                                         97,745             88,153                90,333
  Property under construction                                    25,932             33,094                54,759
  Property under capital leases                                 139,602            104,200               103,248
                                                           ------------       ------------         -------------
                                                              1,650,983          1,399,798             1,457,176
Less accumulated depreciation and amortization:
  Property and equipment                                        607,332            528,396               547,109
  Property under capital leases                                  34,088             29,604                29,346
                                                           ------------       ------------         -------------
     Net property and equipment                               1,009,563            841,798               880,721
                                                           ------------       ------------         -------------
     Total assets                                          $  2,272,399       $  2,028,142         $   1,952,841
                                                           ============       ============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                          $    439,000       $    325,000         $     245,000
  Accounts payable - trade                                      386,444            345,440               308,081
  Accrued compensation and related taxes                         44,900             47,609                50,054
  Accrued other liabilities                                     122,894            132,494               115,582
  Accrued income and other taxes                                 37,660             17,128                20,666
  Current portion of long-term obligations                        6,409              4,979                 5,590
                                                           ------------       ------------         -------------
    Total current liabilities                                 1,037,307            872,650               744,973

Long-term obligations, less current portion                     486,745            444,331               451,078
Deferred income taxes                                            42,534             48,688                62,288
Shareholders' equity:
  Common stock                                                      306                304                   304
  Additional paid-in capital                                    384,563            381,361               381,354
  Retained earnings                                             361,194            283,383               332,872
  Less treasury stock                                           (40,250)            (2,575)              (20,028)
                                                           ------------       ------------         -------------
     Total shareholders' equity                                 705,813            662,473               694,502
                                                           ------------       ------------         -------------
     Total liabilities and shareholders' equity            $  2,272,399       $  2,028,142         $   1,952,841
                                                           ============       ============         =============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                 Year to Date (39 weeks) Ended
----------------------------------------------------------------------------------------------------
(In thousands)
                                                                    October 28,       October 30,
                                                                       2000              1999
----------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                      $     28,267     $         52,740
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
         Depreciation and amortization                                  69,112               55,351
         Provision for losses on receivables                               343                  181
         Loss (gain) on the sale of property and equipment                  15               (1,836)
         (Gain) on sale of ProVantage stock                            (48,431)             (57,236)
         Deferred income taxes                                         (11,643)              14,777
         Extraordinary loss on early extinguishment of debt,
              net of tax benefit                                                              3,776
         Change in assets and liabilities (excluding effects of
              business acquisitions):
                  Receivables                                           (7,267)             (16,022)
                  Merchandise inventories                             (271,818)            (175,076)
                  Other current assets                                  (6,751)              (3,921)
                  Net assets of discontinued operations                  9,669              (37,575)
                  Other assets and intangibles                         (18,666)               5,905
                  Accounts payable                                      78,319               65,924
                  Accrued liabilities                                   20,167              (31,141)
----------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                               (158,684)            (124,153)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Payments for property and equipment                                   (151,974)             (75,441)
Proceeds from the sale of property and equipment                         2,801                4,357
Proceeds from the sale of ProVantage stock                             143,381              106,431
Business acquisitions, net of cash acquired                             (2,070)             (94,033)
----------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                 (7,862)             (58,686)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Change in short-term debt                                              194,000              230,708
Change in common stock from stock options                                2,892                3,828
Change in common stock from public offering                                                 147,337
Purchase of treasury stock                                             (20,222)              (2,575)
Retirement of debt and capital leases                                     (712)            (206,785)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              175,958              172,513
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     9,412              (10,326)
Cash and cash equivalents at beginning of period                        17,195               30,217
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $     26,607     $         19,891
====================================================================================================

Supplemental cash flow information:
    Noncash investing and financial activities -
         Capital lease obligations incurred                       $     36,938



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        (UNAUDITED)

                                             Common Stock                                                Treasury Stock
                                        -----------------------       Additional                    --------------------------
                                                                        Paid-in        Retained
                                         Shares        Amount           Capital        Earnings      Shares          Amount
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 29,
   2000                                  30,400        $  304         $  381,354      $ 332,872       (816)       $  (20,028)

Net earnings                                                                             28,267

Sale of common stock under
   option plans                             203             2              2,890

Income tax benefit related to
   stock options                                                             319

Restricted stock expense                                                                     55

Purchase of treasury stock                                                                          (1,088)          (20,222)
                                        --------------------------------------------------------------------------------------
BALANCES AT OCTOBER 28,
   2000                                  30,603     $     306         $  384,563      $ 361,194     (1,904)       $  (40,250)
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

Inventories:

The Company uses the LIFO method for substantially all inventories. If the first-in, first-out (FIFO) method had been used, these inventories would have been $32.9 million, $38.6 million, and $28.9 million higher at October 28, 2000, October 30, 1999 and January 29, 2000, respectively.

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

On June 29, 2000, the Company acquired all of the outstanding stock of P. M. Place Stores ("Places") for $2.1 million in cash and approximately $28.8 million in assumed debt and accrued liabilities. Places was headquartered in Bethany, Missouri and operated 49 discount stores in Missouri, Iowa, Kansas and Illinois. After liquidating the Places stores' inventories and a brief remodeling period, 48 of the stores reopened during the third quarter under the Pamida store concept. The Bethany, Missouri headquarters and one store location were closed. The transaction is not expected to have a material impact on the Company's current fiscal year results.

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

The results of operations of ProVantage have been presented as discontinued operations. Accordingly, previously reported statement of earnings information has been reclassified to reflect this presentation. Net sales of ProVantage for the 13 weeks ended October 30, 1999 were $225.9 million. Net sales of ProVantage for the 20 weeks ended June 17, 2000 and the 39 weeks ended October 30, 1999 were $420.9 million and $655.7 million, respectively.

Assets and liabilities related to ProVantage have been presented as net assets from discontinued operations. Accordingly, previously reported balance sheet and cash flow information for October 30, 1999 and January 29, 2000 has been reclassified to reflect this presentation.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                     Third Quarter Ended                     Year to Date
                                -------------------------------       ---------------------------------
                                 October 28,        October 30,        October 28,       October 30,
                                    2000               1999               2000               1999
-------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail               $  627,569         $  626,780         $  1,835,721       $   1,786,804
    Pamida Retail                  186,622            179,252              547,604             234,174
-------------------------------------------------------------------------------------------------------
      Total net sales           $  814,191         $  806,032         $  2,383,325       $   2,020,978
=======================================================================================================
Income from operations
    ShopKo Retail               $    8,815         $   28,392         $     56,966       $      72,342
    Pamida Retail                    4,139              5,574               12,530               5,790
    Corporate                       (9,058)            (7,882)             (23,778)            (18,457)
-------------------------------------------------------------------------------------------------------
      Income from operations    $    3,896         $   26,084         $     45,718       $      59,675
========================================================================================================

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first three quarters of fiscal 2000 and fiscal 1999.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 28, 2000 and October 30, 1999 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the third quarter and the first three quarters of fiscal 2000 and 1999 as a percentage of net sales:


                                                     Third Quarter                 Year to Date
                                                     -------------                 ------------
                                                  Fiscal         Fiscal        Fiscal        Fiscal
                                                   2000           1999          2000          1999
                                               -----------     ---------     ----------    ---------
Revenues
     Net sales                                     100.0 %        100.0 %       100.0 %       100.0 %
     Licensed department rentals and other
        income                                       0.4            0.4           0.4           0.5
                                                   -----          -----         -----         -----
                                                   100.4          100.4         100.4         100.5
Costs and expenses
     Cost of sales                                  76.1           75.1          74.8          74.9
     Selling, general and administrative
        expenses                                    20.5           19.0          20.5          19.7
     Special charges                                 0.3            0.4           0.3           0.2
     Depreciation and amortization expenses          3.0            2.7           2.9           2.7
                                                   -----          -----         -----         -----
                                                    99.9           97.2          98.5          97.5

Income from operations                               0.5            3.2           1.9           3.0
Interest expense - net                              (2.1)          (1.7)         (2.0)         (1.7)
                                                   -----          -----         -----         -----

(Loss) earnings from continuing operations
     before income taxes                            (1.6)           1.5          (0.1)          1.3
Provision for income taxes                          (0.6)           0.5           0.0           0.5
                                                   -----          -----         -----         -----

(Loss) earnings from continuing operations          (1.0)           1.0          (0.1)          0.8
Discontinued operations:
Income from discontinued operations, net of
     income taxes                                    0.0            0.2           0.1           0.3
Gain on sale of discontinued business, net
     of income taxes                                 0.0            0.0           1.2           1.7
                                                   -----          -----         -----         -----

Earnings before extraordinary item                  (1.0)           1.2           1.2           2.8
Extraordinary (loss) on retirement of
  debt, net of income taxes                          0.0            0.0           0.0          (0.2)
                                                   -----          -----         -----         -----

Net (loss) earnings                                 (1.0)%          1.2 %         1.2 %         2.6 %
                                                   =====          =====         =====         =====

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

The following tables set forth items from the Company's business segments as percentages of net sales:

                                                                      Third Quarter                   Year to Date
                                                                      -------------                   ------------
                                                                  Fiscal          Fiscal         Fiscal         Fiscal
                                                                   2000            1999           2000           1999
                                                               -----------      ----------     ----------     ----------
SHOPKO RETAIL
Revenues
     Net sales                                                      100.0 %         100.0 %        100.0 %        100.0 %
     Licensed departmental rentals and other
        income                                                        0.5             0.5            0.5            0.5
                                                               ----------       ---------      ---------      ---------
                                                                    100.5           100.5          100.5          100.5
Costs and expenses
     Cost of sales                                                   76.8            75.2           75.1           74.8
     Selling, general and administrative
        expenses                                                     19.4            18.2           19.4           19.0
     Depreciation and amortization expenses                           2.9             2.6            2.9            2.7
                                                               ----------       ---------      ---------      ---------
                                                                     99.1            96.0           97.4           96.5

Income from operations                                                1.4 %           4.5 %          3.1 %          4.0 %


PAMIDA RETAIL

Revenues
     Net sales                                                      100.0 %         100.0 %        100.0 %        100.0 %
     Licensed departmental rentals and other
        income                                                        0.3             0.3            0.2            0.3
                                                               ----------       ---------      ---------      ---------
                                                                    100.3           100.3          100.2          100.3
Costs and expenses
     Cost of sales                                                   73.8            74.8           73.8           75.0
     Selling, general and administrative
        expenses                                                     21.1            19.2           21.3           19.5
     Depreciation and amortization expenses                           3.2             3.2            2.8            3.3
                                                               ----------       ---------      ---------      ---------
                                                                     98.1            97.2           97.9           97.8

Income from operations                                                2.2 %           3.1 %          2.3 %          2.5 %

Net Sales:

The following table presents the Company's consolidated net sales for the third quarter and the first three quarters of fiscal 2000 and fiscal 1999:


                                                           % INCREASE/
                                     THIRD QUARTER          (DECREASE)
                                     -------------          ----------
                                 FISCAL        FISCAL
                                  2000          1999      TOTAL      COMP
                                ------          ----      -----      ----
            ShopKo Retail       $627.6         $626.8      0.1      (0.9)
            Pamida Retail        186.6          179.2      N/A
                                ------         ------      ---
            Consolidated        $814.2         $806.0      1.0
                                ======         ======      ===
                                      YEAR TO DATE
                                      ------------
            ShopKo Retail     $1,835.7       $1,786.8      2.7       1.0
            Pamida Retail        547.6          234.2      N/A
                              --------       --------     ----
            Consolidated      $2,383.3       $2,021.0     17.9
                              ========       ========     ====

The 0.9% decrease in third quarter ShopKo Retail comparable store sales are derived from the following categories: Retail Health increased 11.2%, Hardlines/Home decreased 3.8% and Apparel decreased 5.0%. The 1.0% increase in the first three quarters of retail comparable store sales are derived from the following categories: Retail Health increased 11.5%, Hardlines/Home decreased 1.6% and Apparel decreased 2.6%. The store sales changes exclude layaway sales in both years. The Company believes that third quarter and year to date ShopKo Retail comparable store sales have been adversely affected by a difficult economic environment, especially in the core Midwest region, and to a lesser degree, increased competition from new market entries. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

During the first quarter, the Company opened three new ShopKo stores and three new Pamida stores and closed one Pamida store. The ShopKo store in Plover, Wisconsin is a relocation from Stevens Point, Wisconsin. During the second quarter, the Company opened 12 new Pamida stores. The Company opened 2 new ShopKo stores and 60 new Pamida stores during the third quarter. Forty-eight of the 60 new Pamida stores were remodeled Places stores. All of the new ShopKo stores include in-store pharmacies and optical centers and 4 of the new Pamida stores include in-store pharmacies.

On July 6, 1999, the Company acquired the retail chain Pamida, Inc. ("Pamida"), which operated 152 Pamida stores in 15 Midwest, North Central and Rocky Mountain states. Since the acquisition, 82 additional Pamida stores were opened and 3 Pamida stores were closed, increasing the number of Pamida stores in operation from 152 to 231 stores as of October 2000. Pamida stores include in-store pharmacies in 65 of their stores. Pamida Retail sales are included in net sales since their acquisition but they are not included in retail comparable store sales since they were not owned by ShopKo for the entire preceding fiscal year.

On June 29, 2000, the Company acquired the retail chain P. M. Place Stores ("Places") which operated 49 discount stores in Missouri, Iowa, Kansas and Illinois. Forty-eight of these stores were reopened in October 2000 under the Pamida store concept and one store located in an existing Pamida location was closed. The Places store inventories were liquidated by a third party and the related sales were not included in net sales.

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                                                                           Third Quarter

                                              ShopKo Retail                Pamida Retail                Consolidated
                                              --------------               -------------                ------------
                                           Fiscal        Fiscal         Fiscal        Fiscal        Fiscal        Fiscal
                                            2000          1999           2000          1999          2000          1999
                                            ----          ----           ----          ----          ----          ----
Gross margin percent                       23.2 %        24.8 %         26.2 %        25.2 %        23.9 %        24.9 %
Gross margin percent prior to
LIFO charge                                23.4 %        25.0 %         26.1 %        25.4 %        24.0 %        25.1 %

                                                                            Year to Date
                                                                            ------------
Gross margin percent                       24.9 %        25.2 %         26.2 %        25.0 %        25.2 %        25.1 %
Gross margin percent prior to
LIFO charge                                25.1 %        25.4 %         26.3 %        25.2 %        25.3 %        25.4 %

Consolidated gross margin, as reclassified, as a percent of sales for the third quarter was 23.9 percent compared to 24.9 percent last year. ShopKo Retail gross margin as a percent of sales was 23.2 percent compared with 24.8 percent last year. This decrease is primarily attributable to reduced gross margin rates on regular-priced merchandise, a shift in the mix from regular- to sale-priced merchandise and increased third party sales in retail pharmacy. Pamida Retail gross margin as a percent of sales was 26.2 percent for the quarter compared with 25.2 percent last year. This increase is due to the elimination of the highly promotional ad events reflected in prior year margins, partly offset by inefficiencies in the recently expanded distribution center in Indiana.

Consolidated gross margin, as reclassified, as a percent of sales for the first three quarters ended October 28, 2000 was 25.2 percent compared with 25.1 percent for the same period last year. The ShopKo Retail gross margin as a percent of sales for the same period was 24.9 percent compared with 25.2 percent last year. This decrease is primarily attributable to increased third party sales in retail pharmacy. Pamida Retail gross margin as a percent of sales was
26.2 percent for the 39 weeks ended October 28, 2000 compared to 25.0 percent last year for the 17 weeks ended October 30, 1999.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses, as reclassified, as a percent of sales for the third quarter were 20.5 percent compared with 19.0 percent last year. ShopKo Retail selling, general and administrative expenses as a percent of sales for the quarter were 19.4 percent compared to 18.2 percent last year due primarily to increased store labor costs and costs related to new stores. Pamida Retail selling, general and administrative expenses were 21.1 percent of sales for the quarter compared to 19.2 percent last year. This increase is due primarily to deleveraging of store payroll and fixed costs against decreased sales volume in stores that were open both this year and last year.

Consolidated selling, general and administrative expenses, as reclassified, as a percent of sales for the first three quarters ended October 28, 2000 increased to 20.5 percent from 19.7 percent last year. ShopKo Retail selling, general and administrative expenses as a percent of sales were 19.4 percent compared to 19.0 percent last year. This increase is due primarily to increased store labor costs. Pamida Retail selling, general and administrative expenses as a percent of sales were 21.3 percent for the 39 weeks ended October 28, 2000 compared to
19.5 percent last year for the 17 weeks ended October 30, 1999.

Special Charges:

During the third quarter ended October 28, 2000, the Company incurred $3.1 million in special pre-tax costs relating primarily to Pamida's conversion of the Places locations. The Company incurred $7.2 million in special pre-tax costs relating to the Pamida acquisition and Pamida's conversion of the Places locations during the first three quarters ended October 28, 2000. During the remainder of the current fiscal year, the Company expects to incur additional special charges of approximately $0.5 to $1.0 million for these purposes.

Interest Expense - Net:

Interest expense, as reclassified, for the third quarter was $16.9 million compared to $13.6 million last year. This increase is primarily due to additional debt as a result of increased capital expenditures, funding the Places acquisition and funding working capital needs of new stores.

Interest expense, as reclassified, for the first three quarters ended October 28, 2000 was $47.6 million compared to $34.9 million last year. This increase is primarily due to funding the Pamida acquisition, increased capital expenditures and working capital needs of new stores.

Income Taxes:

The effective tax rate for the third quarter was 35.1 percent compared with 37.7 percent last year. The effective tax rate for the first three quarters was 41.1 percent compared with 37.5 percent last year. This change is mainly due to nondeductible goodwill amortization of $1.4 million in the third quarter and $4.0 million in the first three quarters associated with the Pamida and Places acquisitions.

Gain on Sale of Discontinued Business:

In the second quarter of fiscal 2000, as a result of ProVantage being sold to Merck, the Company recognized a gain, net of income taxes, of $29.4 million. As a result of the initial public offering of ProVantage in the second quarter of fiscal 1999, the Company recognized a gain, net of income taxes, of $34.8 million.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. With regard to cash generated from operations, earnings before interest, taxes, depreciation and amortization were $114.8 million for the first three quarters of fiscal 2000 compared to $115.0 million for the same period last year.

As of October 28, 2000, the Company had $342.3 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from March 2002 to March 2022, with approximately $242.6 million principal amount of Senior Unsecured Notes maturing between March 2002 and November 2004. A more detailed description of these notes is contained in Note D to the notes to the consolidated financial statements in the Company's fiscal 1999 Annual Report on Form 10-K.

In addition to the Senior Unsecured Notes, the Company had $439.0 million outstanding under its bank credit facilities as of the end of the third quarter of fiscal 2000 compared to $325.0 million outstanding as of the end of the third quarter of fiscal 1999. This increase is primarily due to additional debt as a result of increased capital expenditures and funding working capital needs for new stores. A brief description of these credit facilities, including the size of the facility, the principal amount borrowed under the facility at the end of the Company's third quarter, and the scheduled maturity of the facility, is set forth below ($ in millions):


                                            AMOUNT OUTSTANDING AS OF
                                                   OCTOBER 28,
              DESCRIPTION                             2000                      AVAILABILITY / MATURITY DATE(S)
---------------------------------------- -------------------------------- --------------------------------------------
                                                                              Available funding for this facility
                                                                           decreases by $25.0 on each of the
            $100.0 Bankers                                                    following dates: December 31, 2000,
            Acceptance Note                          $100.0               January 31, 2001, March 31, 2001 and April
                                                                                           30, 2001.
---------------------------------------- -------------------------------- --------------------------------------------

---------------------------------------- -------------------------------- --------------------------------------------
   $185.0 - 364 day revolving credit
               facility                              $143.0                     Maturity date - August 28, 2001
---------------------------------------- -------------------------------- --------------------------------------------

---------------------------------------- -------------------------------- --------------------------------------------
 $200.0 - multi year revolving credit
               facility                              $196.0                    Maturity date - January 31, 2002
---------------------------------------- -------------------------------- --------------------------------------------


As of October 28, 2000, the Company was in compliance with the covenants contained in the credit agreements for the facilities described above.

The Company also issues letters of credit during the ordinary course of business as required by foreign vendors. As of October 28, 2000 and October 30, 1999, the Company had issued letters of credit of $50.1 and $27.7 million, respectively. The Company also has various other long term obligations in the form of mortgages and capital lease obligations primarily for property and equipment.

The Company anticipates refinancing all or a major portion of the credit facilities set forth above within the first half of fiscal 2001. While there can be no assurance that the Company will be able to refinance its credit facilities, the Company believes that based on preliminary discussions with potential lenders that adequate sources of financing will be available. The terms of any new facilities may be less favorable than the Company's current facilities with regard to interest rates, collateral, financial covenants and other terms. If the Company is unable to refinance its existing credit facilities on a timely basis, or if the Company's new credit facilities impose significantly higher borrowing costs on the Company, the Company's results of operations and financial condition could be materially adversely affected.

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $152.0 million on capital expenditures during the first three quarters of fiscal 2000, compared to $75.4 million on capital expenditures for the same period last year. ProVantage's capital expenditures are excluded for both years. The Company's total capital expenditures for the fiscal year ending February 3, 2001 are anticipated to approximate $190.0 to $210.0 million, which excludes ProVantage's capital expenditures incurred prior to the sale of the Company's interests in ProVantage. The expenditures relate to construction of the new ShopKo and Pamida stores; expansion and building of ShopKo distribution centers; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. At the present time, the Company has paused its pursuit of growth of its retail store businesses through new store construction or acquisition of existing retail stores or businesses and there are no plans to open any new ShopKo or Pamida stores during fiscal 2001. The Company currently expects capital expenditures for the year ending February 1, 2002 to be approximately $90.0 million; however, these plans are currently under review and subject to change. Such plans may be reviewed and revised from time to time in light of changing conditions.

The Company opened one new Pamida store during November 2000.

On June 16, 2000, the Company completed the sale of its 11,710,000 shares of ProVantage common stock for approximately $143.4 million in cash on a pre-tax basis, or $12.25 per share to Merck.

Stock Repurchase Program:

On January 12, 2000, the Company announced that the Board of Directors had authorized the repurchase of another $20.0 million of the Company's Common Stock which authorization was subsequently increased by $0.2 million. As of October 28, 2000, 1,088,100 shares of Common Stock had been repurchased for approximately $20.2 million under this program.

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

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans, financing plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K for the period ending January 29, 2000 or as may be described from time to time in the Company's subsequent SEC filings.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ending January 29, 2000. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 1999.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

As previously reported in the Company's 10-Q report for the quarter ended July 29, 2000, the Company has been added as a defendant in a purported class action filed May 8, 2000 in the Circuit Court of the State of Wisconsin for Waukesha County by James Jorgensen (Case No. 00CV-938), an alleged stockholder of ProVantage Health Services, Inc. ("ProVantage") (the "Action"). The original complaint evidencing the Action (the "Original Complaint") named ProVantage and the directors of ProVantage as defendants (the "Original Defendants") and alleged, among other things, that (1) ProVantage's directors breached their respective fiduciary duties in connection with the sale of ProVantage to Merck & Co., Inc. ("Merck"), and (2) the proposed price for ProVantage's common stock did not represent the true value of ProVantage.

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

Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibits.

                10 Letter agreements for consulting services between Girard Financial Consulting and the Registrant dated
                      September 29, 2000 and December 4, 2000.

                12    Statements Re Computation of Ratios.

                27.1 Financial Data Schedule (third quarter ended October 28, 2000).

                27.2  Financial Data Schedule (fiscal year ended
                      January 29, 2000).

                27.3 Financial Data Schedule (third quarter ended October 30, 1999).

         (b)    Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K in the third quarter of fiscal 2000 as follows:

None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHOPKO STORES, INC. (Registrant)


Date:    December 11, 2000  By:  /s/ William J. Podany
                                 -------------------------------------------
                                 William J. Podany
                                 Chairman, President and Chief Executive Officer
                                 (Duly Authorized Officer of Registrant)


Date:    December 11, 2000  By:  /s/  Brian W. Bender
                                 -------------------------------------------
                                 Brian W. Bender
                                 Chief Financial Officer
                                 (Chief Financial Officer
                                 of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                           Sequential
Number                           Exhibit                          Page Number

10 Letter agreements for consulting services between Girard Financial Consulting and the Registrant dated September 29, 2000 and
                  December 4, 2000.

12                Statements Re Computation of Ratios.

27.1              Financial Data Schedule (third quarter ended
                  October 28, 2000).

27.2              Financial Data Schedule (fiscal year ended
                  January 29, 2000).

27.3              Financial Data Schedule (third quarter ended
                  October 30, 1999).