Form 10-Q/A
period 2000-07-29
SHOPKO STORES INC
filed 2001-05-02
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)

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

     Exhibit Index                                        Page 1 of Page 17
     None

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 29, 2000

                                     INDEX *

                                                                                Page
                                                                                ----

Part I The Company hereby amends Part I of its quarterly report on Form 10-Q to reflect the restatement of its financial statements as of and for the 13 weeks and 26 weeks ended July 29, 2000.

              Item 1 - Financial Statements

                      Condensed Consolidated Statements of Earnings for the        3
                      13 weeks ended July 29, 2000 (as restated) and
                      July 31, 1999

                      Condensed Consolidated Statements of Earnings for the        4
                      26 weeks ended July 29, 2000 (as restated) and
                      July 31, 1999

                      Condensed Consolidated Balance Sheets as of July 29,         5
                      2000 (as restated), July 31, 1999 and January 29, 2000

                      Condensed Consolidated Statements of Cash Flows for the      6
                      26 weeks ended July 29, 2000 (as restated) and
                      July 31, 1999

                      Condensed Consolidated Statement of Shareholders'            7
                      Equity for the 26 weeks ended July 29, 2000
                      (as restated)

                      Notes to Condensed Consolidated Financial Statements      8-10
                      (as restated)

              Item 2 - Management's Discussion and Analysis of Financial       11-16
                       Condition and Results of Operations

 Part II      Signatures                                                          17

* Items omitted from this Form 10-Q/A (Amendment No. 1) are either included in the Company's Quarterly Report on Form 10-Q, as initially filed, or are not applicable.

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                              Second Quarter (13 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                            July 29,         July 31,        % Increase/
                                                              2000             1999           (Decrease)
                                                           (Restated -
                                                           See Notes)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)

Revenues:
   Net sales                                            $      819,543   $       665,486         22.6
   Licensed department rentals and other income                  3,321             3,327
                                                          -------------    --------------
                                                               822,864           668,813         23.0
Costs and expenses:
   Cost of sales                                               606,126           496,179
   Selling, general and administrative expenses                165,623           133,110
   Special charges                                               2,872               841
   Depreciation and amortization expenses                       22,789            17,958
                                                          -------------    --------------
                                                               797,410           648,088         23.0

Income from operations                                          25,454            20,725         22.8
Interest expense - net                                        (16,172)          (11,372)
                                                          -------------    --------------

Earnings from continuing operations before
   income taxes                                                  9,282             9,353         (0.8)
Provision for income taxes                                       4,127             3,559
                                                          -------------    --------------

Earnings from continuing operations                              5,155             5,794        (11.0)
Discontinued operations:
Income from discontinued operations, net of income
   taxes of $245 and $1,655, respectively                          333             2,297
Gain on sale of discontinued business, net of income
   taxes of $14,496 and $22,482, respectively                   32,590            34,754
                                                          -------------    --------------

Net earnings                                            $       38,078   $        42,845        (11.1)
                                                          =============    ==============

Earnings per share of common stock:
   Basic:
       Earnings from continuing operations              $         0.18   $          0.22
       Earnings from discontinued operations                      0.01              0.09
       Gain on sale of discontinued business                      1.12              1.29
                                                          -------------    --------------
       Net earnings                                     $         1.31   $          1.60
                                                          =============    ==============
   Diluted:
       Earnings from continuing operations              $         0.18   $          0.21
       Earnings from discontinued operations                      0.01              0.09
       Gain on sale of discontinued business                      1.12              1.27
                                                          -------------    --------------
       Net earnings                                     $         1.31   $          1.57
                                                          =============    ==============

Weighted average number of common
      shares outstanding                                        29,075            26,810

Adjusted weighted average number of common
      shares outstanding                                        29,139            27,299



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                               Year to Date (26 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                            July 29,         July 31,        % Increase/
                                                              2000             1999           (Decrease)
                                                           (Restated -
                                                           See Notes)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)

Revenues:
   Net sales                                            $    1,569,134   $     1,214,946         29.6
   Licensed department rentals and other income                  6,406             6,231
                                                          -------------    --------------
                                                             1,575,540         1,221,177         29.0
Costs and expenses:
   Cost of sales                                             1,163,909           907,198
   Selling, general and administrative expenses                320,899           246,002
   Special charges                                               4,112               841
   Depreciation and amortization expenses                       44,798            33,545
                                                          -------------    --------------
                                                             1,533,718         1,187,586         29.1

Income from operations                                          41,822            33,591         24.5
Interest expense - net                                         (30,755)          (21,237)
                                                          -------------    --------------

Earnings from continuing operations before
   income taxes                                                 11,067            12,354        (10.4)
Provision for income taxes                                       5,350             4,600
                                                          -------------    --------------

Earnings from continuing operations                              5,717             7,754        (26.3)
Discontinued operations:
Income from discontinued operations, net of income
   taxes of $1,201 and $3,405, respectively                      1,567             4,650
Gain on sale of discontinued business, net of income
   taxes of $14,496 and $22,482, respectively                   32,590            34,754
                                                          -------------    --------------

Earnings before extraordinary item                              39,874            47,158        (15.4)
Extraordinary (loss) on retirement of debt,
   net of income taxes of $2,443                                                  (3,776)
                                                          -------------    --------------

Net earnings                                            $       39,874   $        43,382         (8.1)
                                                          =============    ==============

Earnings per share of common stock:
   Basic:
       Earnings from continuing operations              $         0.20   $          0.29
       Earnings from discontinued operations                      0.05              0.18
       Gain on sale of discontinued business                      1.11              1.31
       Extraordinary (loss) on retirement of debt                    -             (0.14)
                                                          -------------    --------------
       Net earnings                                     $         1.36   $          1.64
                                                          =============    ==============
   Diluted:
       Earnings from continuing operations              $         0.20   $          0.29
       Earnings from discontinued operations                      0.05              0.17
       Gain on sale of discontinued business                      1.11              1.29
       Extraordinary (loss) on retirement of debt                    -             (0.14)
                                                          -------------    --------------
       Net earnings                                     $         1.36   $          1.61
                                                          =============    ==============

Weighted average number of common
      shares outstanding                                        29,330            26,475

Adjusted weighted average number of common
      shares outstanding                                        29,412            26,945

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Second Quarter as of               Fiscal Year End
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                             July 29,           July 31,            January 29,
ASSETS                                                         2000               1999                 2000
                                                            (Restated -
                                                             See Notes)
--------------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                              $       23,021     $       34,575       $        26,916
  Receivables, less allowance for losses of
     $2,607, $7,730 and $6,826, respectively                    104,939            150,960               179,140
  Merchandise inventories                                       723,364            657,157               663,164
  Other current assets                                           10,538             13,283                16,042
                                                           -------------      -------------        --------------
     Total current assets                                       861,862            855,975               885,262

Other assets and deferred charges                                15,719             36,538                16,396
Intangible assets - net                                         211,769            233,445               272,193
Property and equipment at cost:
  Land                                                          138,710            132,241               135,591
  Buildings                                                     655,049            584,970               572,761
  Equipment                                                     545,256            487,162               539,399
  Leasehold improvements                                        100,848             86,051                91,242
  Property under construction                                    14,717             29,673                54,759
  Property under capital leases                                 119,027            105,793               103,248
                                                           -------------      -------------        --------------
                                                              1,573,607          1,425,890             1,497,000
Less accumulated depreciation and amortization:
  Property and equipment                                        586,725            520,107               558,216
  Property under capital leases                                  32,380             30,290                29,346
                                                           -------------      -------------        --------------
     Net property and equipment                                 954,502            875,493               909,438
                                                           -------------      -------------        --------------
     Total assets                                        $    2,043,852     $    2,001,451       $     2,083,289
                                                           =============      =============        ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                        $      327,671     $       84,751       $       245,000
  Accounts payable - trade                                      286,622            296,883               281,291
  Accrued compensation and related taxes                         46,495             46,453                51,548
  Accrued other liabilities                                     109,562            197,945               211,049
  Accrued income and other taxes                                 39,117             24,065                18,970
  Current portion of long-term obligations                        7,101            146,127                 6,416
                                                           -------------      -------------        --------------
    Total current liabilities                                   816,568            796,224               814,274

Long-term obligations, less current portion                     467,261            445,113               453,084
Deferred income taxes                                            42,645             52,142                69,771
Minority interest                                                                   52,488                51,658
Shareholders' equity:
  Common stock                                                      306                304                   304
  Additional paid-in capital                                    384,541            381,201               381,354
  Retained earnings                                             372,781            273,979               332,872
  Less treasury stock                                          (40,250)                                 (20,028)
                                                           -------------      -------------        --------------
     Total shareholders' equity                                 717,378            655,484               694,502
                                                           -------------      -------------        --------------
     Total liabilities and shareholders' equity          $    2,043,852     $    2,001,451       $     2,083,289
                                                           =============      =============        ==============



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                   Year to Date (26 weeks) Ended
--------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                        July 29,             July 31,
                                                                          2000                 1999
                                                                       (Restated -
                                                                       See Notes)
--------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
 Net earnings                                                     $        39,874        $        43,382
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                          44,798                 37,736
    Provision for losses on receivables                                       164                    427
    Loss (gain) on sale of property and equipment                              72                 (2,201)
    (Gain) on sale of ProVantage                                          (47,086)               (57,236)
    Deferred income taxes                                                 (12,557)                19,800
    Extraordinary loss on early extinguishment of debt,
       net of tax benefit                                                                          3,776
    Change in assets and liabilities (excluding effects of
       business acquisitions):
     Receivables                                                          (46,976)               (24,933)
     Merchandise inventories                                              (67,673)               (50,920)
     Other current assets                                                  (3,271)                (4,266)
     Other assets and intangibles                                          (6,407)                (3,440)
     Accounts payable                                                     (12,480)                36,603
     Accrued liabilities                                                   11,960                (33,347)
--------------------------------------------------------------------------------------------------------------
     Net cash (used in) operating activities                              (99,582)               (34,619)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for property and equipment                                      (92,855)               (53,828)
 Proceeds from the sale of property and equipment                           1,422                  4,529
 Proceeds from the sale of ProVantage                                     143,381                106,431
 Business acquisition, net of cash acquired                                (1,230)               (94,033)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                   50,718                (36,901)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Change in short-term debt                                                 65,227                 (9,567)
 Change in common stock from stock options                                                         3,710
 Issuance of common stock from public offering                              2,871                147,337
 Purchase of treasury stock                                               (20,222)
 Retirement of debt and capital leases                                     (2,907)               (65,604)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                             44,969                 75,876
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                       (3,895)                 4,356
Cash and cash equivalents at beginning of year                             26,916                 30,219
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of second quarter                $        23,021        $        34,575
==============================================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                            $        16,363



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                              (UNAUDITED)

                                             Common Stock                                                Treasury Stock
                                        -----------------------       Additional                    --------------------------
                                                                       Paid-in        Retained
                                         Shares        Amount          Capital        Earnings       Shares          Amount
                                                                                     (Restated -
                                                                                      See Notes)
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 29,
  2000                                    30,400     $     304      $    381,354    $   332,872        (816)      $  (20,028)

Net earnings (as restated)                                                               39,874

Sale of common stock
  under option plans                         201             2             2,869

Income tax benefit related
  to stock options                                                           318

Restricted stock expense                                                                     35

Purchase of treasury stock                                                                           (1,088)         (20,222)

                                        --------------------------------------------------------------------------------------
BALANCES AT JULY 29, 2000                 30,601     $     306      $    384,541    $   372,781      (1,904)      $  (40,250)
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

Discontinued Operations

On June 16, 2000, the Company completed the sale of its 11,710,000 shares of ProVantage Health Services, Inc. ("ProVantage") common stock for approximately $143.4 million in cash, or $12.25 per share. The sale was made pursuant to a tender offer to purchase all of the outstanding shares of common stock of ProVantage at $12.25 per share in cash by Merck & Co., Inc.("Merck") and PV Acquisition Corp., an indirect wholly-owned subsidiary of Merck.

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

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the second quarter of fiscal 2000, the Company determined that in computing the gain on the sale of ProVantage, it had inadvertently excluded certain accounts and understated the tax basis of the ProVantage stock sold. As a result, the Company's financial statements as of and for the 13 weeks and 26 weeks ended July 29, 2000 have been restated from amounts previously reported.

The effect of these items on the accompanying financial statements is summarized as follows:

                                                                       13 Weeks                                 26 Weeks
                                                   13 Weeks              Ended             26 Weeks               Ended
                                                     Ended             July 29,             Ended               July 29,
                                                   July 29,              2000              July 29,               2000
                                                     2000             Previously             2000              Previously
(In thousands, except per share data)              Restated            Reported            Restated             Reported
                                               ----------------------------------------------------------------------------
Gain on sale of discontinued business, net
of income taxes                                   $   32,590         $    29,407         $     32,590       $    29,407
                                                    =========          ==========           ==========        ==========

Net earnings                                      $   38,078         $    34,895         $     39,874       $    36,691
                                                    =========          ==========           ==========        ==========

Earnings per share of common stock:
Basic:
Gain on sale of discontinued business             $     1.12         $      1.01         $       1.11       $      1.00
                                                    =========          ==========           ==========        ==========

Net earnings                                      $     1.31         $      1.20         $       1.36       $      1.25
                                                    =========          ==========           ==========        ==========

Diluted:
Gain on sale of discontinued business             $     1.12         $      1.01         $       1.11       $      1.00
                                                    =========          ==========           ==========        ==========

Net earnings                                      $     1.31         $      1.20         $       1.36       $      1.25
                                                    =========          ==========           ==========        ==========

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the second quarter of fiscal 2000, the Company determined that in computing the gain on the sale of ProVantage, it had inadvertently excluded certain accounts and understated the tax basis of the ProVantage stock sold. As a result, the Company's financial statements as of and for the 13 weeks and 26 weeks ended July 29, 2000 have been restated from amounts previously reported. The accompanying management's discussion and analysis has been revised to reflect the effects of the restatement.

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2000 and 1999 as a percentage of net sales:


                                                                    Second Quarter                    First Half
                                                                    --------------                    ----------
                                                                 Fiscal          Fiscal          Fiscal          Fiscal
                                                                  2000            1999            2000            1999
                                                               (Restated)                      (Restated)
                                                               ----------       ---------      ----------      ----------
Revenues
     Net sales                                                     100.0 %         100.0 %         100.0 %         100.0 %
     Licensed department rentals and other
       income                                                        0.4             0.5             0.4             0.5
                                                              -----------       ---------      ----------      ----------
                                                                   100.4           100.5           100.4           100.5
Costs and expenses
     Cost of sales                                                  74.0            74.6            74.2            74.7
     Selling, general and administrative
       expenses                                                     20.2            20.0            20.4            20.2
     Special charges                                                 0.3             0.1             0.3             0.1
     Depreciation and amortization expenses                          2.8             2.7             2.8             2.7
                                                              -----------       ---------      ----------      ----------
                                                                    97.3            97.4            97.7            97.7

Income from operations                                               3.1             3.1             2.7             2.8
Interest expense - net                                              (2.0)           (1.7)           (2.0)           (1.8)
                                                              -----------       ---------      ----------      ----------

Earnings from continuing operations before
 income taxes                                                        1.1             1.4             0.7             1.0
Provision for income taxes                                           0.5             0.5             0.3             0.4
                                                              -----------       ---------      ----------      ----------

Earnings from continuing operations                                  0.6             0.9             0.4             0.6
Discontinued operations:
Income from discontinued operations, net of
  income taxes                                                       0.0             0.3             0.1             0.4
Gain on sale of discontinued business, net
  of income taxes                                                    4.0             5.2             2.1             2.9
                                                              -----------       ---------      ----------      ----------

Earnings before extraordinary item                                   4.6             6.4             2.6             3.9
Extraordinary (loss) on retirement of
  debt, net of income taxes                                          0.0             0.0             0.0           (0.3)
                                                              -----------       ---------      ----------      ----------

Net earnings                                                         4.6 %           6.4 %           2.6 %           3.6 %
                                                              ===========       =========      ==========      ==========


On June 16, 2000, the Company completed the sale of its 11,710,000 shares of ProVantage Health Services, Inc. ("ProVantage") common stock for approximately $143.4 million in cash, or $12.25 per share to Merck & Co., Inc. ("Merck") and PV Acquisition Corp., an indirect wholly-owned subsidiary of Merck. The Company's financial results reflect the operations of ProVantage as discontinued operations for all periods presented.

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

Consolidated gross margin, as reclassified, as a percent of sales for the second quarter was 26.0 percent compared to 25.4 percent last year. The 60 basis point increase is primarily attributable to higher gross margin rates in ShopKo Retail general merchandise and the full quarter contribution of the Pamida division. Consolidated gross margin dollars increased 26.1 percent to $213.4 million for the same period. ShopKo Retail gross margin as a percent of sales was 25.6 percent compared with 25.5 percent last year. ShopKo Retail gross margin dollars increased 2.5 percent to $159.9 million for the same period. Pamida Retail gross margin as a percent of sales was 27.5 percent for the quarter.

Consolidated gross margin, as reclassified, as a percent of sales for the first half ended July 29, 2000 was 25.8 percent compared with 25.3 percent for the same period last year. The ShopKo Retail gross margin as a percent of sales for the same period was 25.7 percent compared with 25.4 percent last year. This increase is attributable primarily to higher gross margin rates in ShopKo's Retail general merchandise. Consolidated gross margin dollars increased 31.7 percent to $405.2 million for the same period. ShopKo Retail gross margin dollars increased 5.5 percent to $310.7 million. Pamida Retail gross margin as a percent of sales was 26.2 percent for the first half.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses, as reclassified, as a percent of sales for the second quarter were 20.2 percent compared with 20.0 percent last year. ShopKo Retail selling, general and administrative expenses as a percent of sales for the quarter were 19.1 percent compared to 19.2 percent last year. Pamida Retail selling, general and administrative expenses were 21.1 percent of sales for the quarter.

Consolidated selling, general and administrative expenses, as reclassified, as a percent of sales for the 26 weeks ended July 29, 2000 increased to 20.4 percent from 20.2 percent last year. ShopKo Retail selling, general and administrative expenses as a percent of sales were 19.3 percent compared to 19.4 percent last year. Pamida Retail selling, general and administrative expenses as a percent of sales were 21.5 percent for the first half.

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

Interest Expense - Net:

Interest expense, as reclassified, for the second quarter increased 42.2 percent to $16.2 million and for the first half increased 44.8 percent to $30.8 million. This increase is primarily due to additional debt as a result of last year's Pamida acquisition.

Income Taxes:

The effective tax rate for the second quarter was 44.5 percent compared with
38.1 percent last year. The effective tax rate for the first half was 48.3 percent compared with 37.2 percent last year. This increase is mainly due to nondeductible goodwill amortization of $1.5 million in the second quarter and $2.6 million in the first half associated with the Pamida acquisition.

Gain on Sale of Discontinued Business:

In the second quarter of fiscal 2000, as a result of ProVantage being sold to Merck, the Company recognized a gain, net of income taxes, of $32.6 million. As a result of the initial public offering of ProVantage in the second quarter of fiscal 1999, the Company recognized a gain, net of income taxes, of $34.8 million.

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

On June 16, 2000, the Company completed the sale of its 11,710,000 shares of ProVantage common stock for approximately $143.4 million in cash, or $12.25 per share to Merck.

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

                           PART II - OTHER INFORMATION



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SHOPKO STORES, INC. (Registrant)

Date: May 1, 2001               By: /s/ William J. Podany
                                 -------------------------
                                William J. Podany
                                Chairman, President and Chief Executive Officer
                                (Duly Authorized Officer of Registrant)


Date: May 1, 2001               By: /s/ Brian W. Bender
                                -----------------------
                                Brian W. Bender
                                Chief Financial Officer
                                (Chief Accounting Officer of Registrant)