Form 10-Q/A
period 2000-10-28
SHOPKO STORES INC
filed 2001-05-02
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended October 28, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number 1-10876
                       -------

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

   Wisconsin                                                  41-0985054
-------------------------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
 incorporation or organization)

   700 Pilgrim Way, Green Bay, Wisconsin                            54304
-------------------------------------------------------------------------------------------------
 (Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code          (920) 429-2211
                                                           ---------------------------------

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

     Exhibit Index                                        Page 1 of Page 21
     None

                               SHOPKO STORES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 28, 2000

                                     INDEX *

                                                                                          Page
                                                                                          ----
Part I        The Company hereby amends Part I of its quarterly report on Form
              10-Q to reflect the restatement of its financial statements as of and for the 39 weeks ended October 28, 2000.

              Item 1 - Financial Statements

                      Condensed Consolidated Statements of Earnings for the                  3
                      13 weeks ended October 28, 2000 and October 30, 1999

                      Condensed Consolidated Statements of Earnings for the                  4
                      39 weeks ended October 28, 2000 (as restated) and
                      October 30, 1999

                      Condensed Consolidated Balance Sheets as of October 28,                5
                      2000 (as restated), October 30, 1999 and January 29, 2000

                      Condensed Consolidated Statements of Cash Flows for                    6
                      the 39 weeks ended October 28, 2000 (as restated) and October
                      30, 1999

                      Condensed Consolidated Statement of Shareholders'                      7
                      Equity for the 39 weeks ended October 28, 2000 (as restated)

                      Notes to Condensed Consolidated Financial Statements                   8-11
                      (as restated)

              Item 2 - Management's Discussion and Analysis of Financial                     12-20
                       Condition and Results of Operations

Part II       Signatures                                                                     21

* Items omitted from this Form 10-Q/A (Amendment No. 1) are either included in the Company's Quarterly Report on Form 10-Q, as initially filed, or are not applicable.

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                      Third Quarter (13 Weeks) Ended
---------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                          October 28,       October 30,
                                                              2000             1999
---------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                            $      814,191   $       806,032
   Licensed department rentals and other income                  3,388             3,531
                                                          -------------    --------------
                                                               817,579           809,563
Costs and expenses:
   Cost of sales                                               619,500           605,507
   Selling, general and administrative expenses                166,748           152,794
   Special charges                                               3,121             3,372
   Depreciation and amortization expenses                       24,314            21,806
                                                          -------------    --------------
                                                               813,683           783,479

Income from operations                                           3,896            26,084
Interest expense - net                                        (16,881)          (13,638)
                                                          -------------    --------------

(Loss) earnings from continuing operations before
   income taxes                                               (12,985)            12,446
Provision (benefit) for income taxes                           (4,561)             4,690
                                                          -------------    --------------

(Loss) earnings from continuing operations                     (8,424)             7,756
Income from discontinued operations, net of
   income taxes of $1,227                                                          1,602
                                                          -------------    --------------
Net (loss) earnings                                     $      (8,424)   $         9,358
                                                          =============    ==============

(Loss) earnings per share of common stock:
Basic:
   (Loss) earnings from continuing operations           $       (0.29)   $          0.26
   Earnings from discontinued operations                            -               0.05
                                                          -------------    --------------
   Net (loss) earnings                                  $       (0.29)   $          0.31
                                                          =============    ==============
Diluted:
   (Loss) earnings from continuing operations           $       (0.29)   $          0.25
   Earnings from discontinued operations                            -               0.05
                                                          -------------    --------------
   Net (loss) earnings                                  $       (0.29)   $          0.30
                                                          =============    ==============

Weighted average number of common
      shares outstanding                                        28,698            30,376

Adjusted weighted average number of common
      shares outstanding                                        28,698            30,702

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                        Year to Date (39 Weeks) Ended
---------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                          October 28,       October 30,
                                                              2000             1999
                                                          (Restated -
                                                           See Notes)
---------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                            $    2,383,325   $     2,020,978
   Licensed department rentals and other income                  9,794             9,762
                                                          -------------    --------------
                                                             2,393,119         2,030,740
Costs and expenses:
   Cost of sales                                             1,783,409         1,512,705
   Selling, general and administrative expenses                487,647           398,796
   Special charges                                               7,233             4,213
   Depreciation and amortization expenses                       69,112            55,351
                                                          -------------    --------------
                                                             2,347,401         1,971,065

Income from operations                                          45,718            59,675
Interest expense - net                                         (47,636)         (34,875)
                                                          -------------    --------------

(Loss) earnings from continuing operations before
   income taxes                                                 (1,918)           24,800
Provision for income taxes                                         789             9,290
                                                          -------------    --------------

(Loss) earnings from continuing operations                      (2,707)           15,510
Discontinued operations:
Income from discontinued operations, net of
   income taxes of $1,201 and $4,632, respectively               1,567             6,252
Gain on sale of discontinued business, net of
   income taxes of $14,496 and $22,482, respectively            32,590            34,754
                                                          -------------    --------------

Earnings before extraordinary item                              31,450            56,516
Extraordinary (loss) on retirement of debt,
    net of income taxes of $2,443                                                (3,776)
                                                          -------------    --------------

Net earnings                                            $       31,450   $        52,740
                                                          =============    ==============
(Loss) earnings per share of common stock:
Basic:
    (Loss) earnings from continuing operations          $        (0.09)  $          0.56
    Earnings from discontinued operations                         0.05              0.23
    Gain on sale of discontinued business                         1.12              1.25
    Extraordinary (loss) on retirement of debt                       -            (0.14)
                                                          -------------    --------------
    Net earnings                                        $         1.08              1.90
                                                          =============    ==============
Diluted:
    (Loss) earnings from continuing operations          $        (0.09)  $          0.55
    Earnings from discontinued operations                         0.05              0.22
    Gain on sale of discontinued business                         1.12              1.23
    Extraordinary (loss) on retirement of debt                       -            (0.13)
                                                          -------------    --------------
    Net earnings                                        $         1.08   $          1.87
                                                          =============    ==============

Weighted average number of common
      shares outstanding                                        29,119            27,775

Adjusted weighted average number of common
      shares outstanding                                        29,175            28,197

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                            Third Quarter as of                 Fiscal Year End
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                           October 28,        October 30,           January 29,
ASSETS                                                         2000               1999                 2000
                                                           (Restated -
                                                            See Notes)
--------------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                              $       26,607     $       19,891       $        17,195
  Receivables, less allowance for losses of
     $2,603, $5,747 and $5,613, respectively                     64,837             54,454                56,463
  Merchandise inventories                                       926,753            778,192               659,451
  Other current assets                                           12,483             15,987                13,772
  Net assets of discontinued operations                                            101,618               104,619
                                                           -------------      -------------        --------------
     Total current assets                                     1,030,680            970,142               851,500

Other assets and deferred charges                                16,991             11,014                16,396
Intangible assets - net                                         213,310            205,188               204,224
Property and equipment at cost:
  Land                                                          141,379            130,384               135,591
  Buildings                                                     673,119            572,702               572,761
  Equipment                                                     573,206            471,265               500,484
  Leasehold improvements                                         97,745             88,153                90,333
  Property under construction                                    25,932             33,094                54,759
  Property under capital leases                                 139,602            104,200               103,248
                                                           -------------      -------------        --------------
                                                              1,650,983          1,399,798             1,457,176
Less accumulated depreciation and amortization:
  Property and equipment                                        607,332            528,396               547,109
  Property under capital leases                                  34,088             29,604                29,346
                                                           -------------      -------------        --------------
     Net property and equipment                               1,009,563            841,798               880,721
                                                           -------------      -------------        --------------
     Total assets                                        $    2,270,544     $    2,028,142       $     1,952,841
                                                           =============      =============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                        $      439,000     $      325,000       $       245,000
  Accounts payable - trade                                      386,444            345,440               308,081
  Accrued compensation and related taxes                         44,900             47,609                50,054
  Accrued other liabilities                                     122,384            132,494               115,582
  Accrued income and other taxes                                 33,132             17,128                20,666
  Current portion of long-term obligations                        6,409              4,979                 5,590
                                                           -------------      -------------        --------------
    Total current liabilities                                 1,032,269            872,650               744,973

Long-term obligations, less current portion                     486,745            444,331               451,078
Deferred income taxes                                            42,534             48,688                62,288
Shareholders' equity:
  Common stock                                                      306                304                   304
  Additional paid-in capital                                    384,563            381,361               381,354
  Retained earnings                                             364,377            283,383               332,872
  Less treasury stock                                          (40,250)            (2,575)              (20,028)
                                                           -------------      -------------        --------------
     Total shareholders' equity                                 708,996            662,473               694,502
                                                           -------------      -------------        --------------
     Total liabilities and shareholders' equity          $    2,270,544     $    2,028,142       $     1,952,841
                                                           =============      =============        ==============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                               Year to Date (39 weeks) Ended
---------------------------------------------------------------------------------------------------------
(In thousands)
                                                                 October 28,          October 30,
                                                                     2000                 1999
                                                                 (Restated -
                                                                  See Notes)
---------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                 $          31,450     $         52,740
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
         Depreciation and amortization                                  69,112               55,351
         Provision for losses on receivables                               343                  181
         Loss (gain) on the sale of property and equipment                  15              (1,836)
         (Gain) on sale of ProVantage stock                           (47,086)             (57,236)
         Deferred income taxes                                        (11,643)               14,777
         Extraordinary loss on early extinguishment of debt,
              net of tax benefit                                                              3,776
         Change in assets and liabilities (excluding effects of
              business acquisitions):
                  Receivables                                          (7,267)             (16,022)
                  Merchandise inventories                            (271,818)            (175,076)
                  Other current assets                                 (6,751)              (3,921)
                  Net assets of discontinued operations                  9,669             (37,575)
                  Other assets and intangibles                        (18,666)                5,905
                  Accounts payable                                      78,319               65,924
                  Accrued liabilities                                   15,639             (31,141)
---------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                              (158,684)            (124,153)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Payments for property and equipment                                  (151,974)             (75,441)
Proceeds from the sale of property and equipment                         2,801                4,357
Proceeds from the sale of ProVantage stock                             143,381              106,431
Business acquisitions, net of cash acquired                            (2,070)             (94,033)
---------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                (7,862)             (58,686)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Change in short-term debt                                              194,000              230,708
Change in common stock from stock options                                2,892                3,828
Change in common stock from public offering                                                 147,337
Purchase of treasury stock                                            (20,222)              (2,575)
Retirement of debt and capital leases                                    (712)            (206,785)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              175,958              172,513
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     9,412             (10,326)
Cash and cash equivalents at beginning of period                        17,195               30,217
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $          26,607     $         19,891
=========================================================================================================

Supplemental cash flow information:
    Noncash investing and financial activities -
         Capital lease obligations incurred                  $          36,938

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


                                             Common Stock             Additional       Retained          Treasury Stock
                                        -----------------------        Paid-in         Earnings     --------------------------
                                         Shares        Amount          Capital        (Restated -    Shares          Amount
                                                                                      See Notes)
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 29,
  2000                                    30,400     $     304      $    381,354   $      332,872      (816)      $  (20,028)

Net earnings (as restated)                                                                 31,450

Sale of common stock under
  option plans                               203             2             2,890

Income tax benefit related to
  stock options                                                              319

Restricted stock expense                                                                       55

Purchase of treasury stock                                                                           (1,088)         (20,222)

                                        --------------------------------------------------------------------------------------
BALANCES AT OCTOBER 28,
  2000                                    30,603     $     306      $    384,563   $      364,377    (1,904)      $  (40,250)
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

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the third quarter of fiscal 2000, the Company determined that in computing the gain on the sale of ProVantage, it had inadvertently excluded certain accounts and understated the tax basis of the ProVantage stock sold. As a result, the Company's financial statements as of and for the 39 weeks ended October 28, 2000 have been restated from amounts previously reported.

The effect of these items on the accompanying financial statements is summarized as follows:

                                                                         39 Weeks
                                                       39 Weeks            Ended
                                                         Ended            Oct. 28
                                                       Oct. 28,            2000
                                                         2000           Previously
(In thousands, except per share data)                  Restated          Reported
                                                     --------------  ------------------
Gain on sale of discontinued business, net of
income taxes                                       $        32,590  $           29,407
                                                     ==============  ==================

Net earnings                                       $        31,450  $           28,267
                                                     ==============  ==================

Earnings per share of common stock:
Basic:
Gain on sale of discontinued business              $          1.12  $             1.01
                                                     ==============  ==================

Net earnings                                       $          1.08  $             0.97
                                                     ==============  ==================

Diluted:
Gain on sale of discontinued business              $          1.12  $             1.01
                                                     ==============  ==================

Net earnings                                       $          1.08  $             0.97
                                                     ==============  ==================

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                          Third Quarter Ended                                 Year to Date
                                  ------------------------------------           ----------------------------------------
                                  October 28,            October 30,              October 28,              October 30,
                                     2000                    1999                     2000                    1999
-------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail             $       627,569         $       626,780         $       1,835,721       $        1,786,804
    Pamida Retail                     186,622                 179,252                   547,604                  234,174
-------------------------------------------------------------------------------------------------------------------------
      Total net sales         $       814,191         $       806,032         $       2,383,325       $        2,020,978
-------------------------------------------------------------------------------------------------------------------------
Income from operations
    ShopKo Retail             $         8,815         $        28,392         $          56,966       $           72,342
    Pamida Retail                       4,139                   5,574                    12,530                    5,790
    Corporate                         (9,058)                 (7,882)                  (23,778)                 (18,457)
-------------------------------------------------------------------------------------------------------------------------
      Income from operations  $         3,896         $        26,084         $          45,718       $           59,675
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the third quarter of fiscal 2000, the Company determined that in computing the gain on the sale of ProVantage, it had inadvertently excluded certain accounts and understated the tax basis of the ProVantage stock sold. As a result, the Company's financial statements as of and for the 39 weeks ended October 28, 2000 have been restated from amounts previously reported. The accompanying management's discussion and analysis has been revised to reflect the effects of the restatement.

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the third quarter and the first three quarters of fiscal 2000 and 1999 as a percentage of net sales:

                                                                    Third Quarter                    Year to Date
                                                                    -------------                    ------------
                                                                Fiscal           Fiscal          Fiscal         Fiscal
                                                                 2000             1999            2000           1999
                                                                                               (Restated)
                                                              -----------       ---------      -----------     ----------
Revenues
     Net sales                                                     100.0   %       100.0   %        100.0   %      100.0  %
     Licensed department rentals and other
        income                                                       0.4             0.4              0.4            0.5
                                                              ----------        --------       ----------      ---------
                                                                   100.4           100.4            100.4          100.5
Costs and expenses
     Cost of sales                                                  76.1            75.1             74.8           74.9
     Selling, general and administrative
        expenses                                                    20.5            19.0             20.5           19.7
     Special charges                                                 0.3             0.4              0.3            0.2
     Depreciation and amortization expenses                          3.0             2.7              2.9            2.7
                                                              ----------        --------       ----------      ---------
                                                                    99.9            97.2             98.5           97.5
Income from operations                                               0.5             3.2              1.9            3.0
Interest expense - net                                              (2.1)           (1.7)            (2.0)          (1.7)
                                                              ----------        --------       ----------      ---------
(Loss) earnings from continuing operations
 before income taxes                                                (1.6)            1.5             (0.1)           1.3
Provision for income taxes                                          (0.6)            0.5              0.0            0.5
                                                              ----------        --------       ----------      ---------
(Loss) earnings from continuing operations                          (1.0)            1.0             (0.1)           0.8
Discontinued operations:
Income from discontinued operations, net of
 income taxes                                                        0.0             0.2              0.1            0.3
Gain on sale of discontinued business, net of
 income taxes                                                        0.0             0.0              1.3            1.7
                                                              ----------        --------       ----------      ---------
Earnings before extraordinary item                                  (1.0)            1.2              1.3            2.8
Extraordinary (loss) on retirement of
 debt, net of income taxes                                           0.0             0.0              0.0           (0.2)
                                                              ----------        --------       ----------      ---------
Net (loss) earnings                                                 (1.0)  %         1.2   %          1.3   %        2.6  %
                                                              ==========        ========       ==========      =========

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

The following tables set forth items from the Company's business segments as percentages of net sales:

                                                                     Third Quarter                   Year to Date
                                                                     -------------                   ------------
                                                                 Fiscal          Fiscal         Fiscal         Fiscal
                                                                  2000            1999           2000           1999
                                                               -----------      ----------     ----------     ----------
SHOPKO RETAIL

Revenues
     Net sales                                                      100.0    %      100.0   %      100.0  %       100.0  %
     Licensed departmental rentals and other
       income                                                         0.5             0.5            0.5            0.5
                                                               -----------      ----------     ----------     ----------
                                                                    100.5           100.5          100.5          100.5
Costs and expenses
     Cost of sales                                                   76.8            75.2           75.1           74.8
     Selling, general and administrative
      expenses                                                       19.4            18.2           19.4           19.0
     Depreciation and amortization expenses                           2.9             2.6            2.9            2.7
                                                               -----------      ----------     ----------     ----------
                                                                     99.1            96.0           97.4           96.5

Income from operations                                                1.4    %        4.5   %        3.1  %         4.0  %


PAMIDA RETAIL

Revenues
     Net sales                                                      100.0    %      100.0   %      100.0  %       100.0  %
     Licensed departmental rentals and other
       income                                                         0.3             0.3            0.2            0.3
                                                               -----------      ----------     ----------     ----------
                                                                    100.3           100.3          100.2          100.3
Costs and expenses
     Cost of sales                                                   73.8            74.8           73.8           75.0
     Selling, general and administrative
      expenses                                                       21.1            19.2           21.3           19.5
     Depreciation and amortization expenses                           3.2             3.2            2.8            3.3
                                                               -----------      ----------     ----------     ----------
                                                                     98.1            97.2           97.9           97.8

Income from operations                                                2.2    %        3.1   %        2.3  %         2.5  %

Net Sales:

The following table presents the Company's consolidated net sales for the third quarter and the first three quarters of fiscal 2000 and fiscal 1999:

                                                                                     % INCREASE/
                                                            THIRD QUARTER             (DECREASE)
                                                            -------------             ----------
                                                        FISCAL        FISCAL
                                                         2000          1999         TOTAL       COMP
                                                         ----          ----         -----       ----
            ShopKo Retail                                 $627.6        $626.8       0.1       (0.9)
            Pamida Retail                                  186.6         179.2       N/A
                                                          ------        ------       ---
            Consolidated                                  $814.2        $806.0       1.0
                                                          ======        ======       ===
                                                               YEAR TO DATE
                                                               ------------
            ShopKo Retail                               $1,835.7      $1,786.8       2.7        1.0
            Pamida Retail                                  547.6         234.2       N/A
                                                        --------      --------      ----
            Consolidated                                $2,383.3      $2,021.0      17.9
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

Gross Margin:

The following table sets forth gross margin as a percent of net sales:

                                                                           Third Quarter
                                                                           -------------
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

                                                 AMOUNT OUTSTANDING
                                                  AS OF OCTOBER 28,
              DESCRIPTION                              2000                      AVAILABILITY / MATURITY DATE(S)
----------------------------------------------------------------------------------------------------------------------
                                                                              Available funding for this facility
                                                                               decreases by $25.0 on each of the
            $100.0 Bankers                                                    following dates: December 31, 2000,
            Acceptance Note                          $100.0               January 31, 2001, March 31, 2001 and April
                                                                                           30, 2001.
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
   $185.0 - 364 day revolving credit
               facility                              $143.0                     Maturity date - August 28, 2001
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
 $200.0 - multi year revolving credit
               facility                              $196.0                    Maturity date - January 31, 2002
----------------------------------------------------------------------------------------------------------------------

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

The Company's principal use of cash is for the purchase of property, equipment and systems technology. The Company spent $152.0 million on capital expenditures during the first three quarters of fiscal 2000, compared to $75.4 million on capital expenditures for the same period last year. ProVantage's capital expenditures are excluded for both years. The Company's total capital expenditures for the fiscal year ending February 3, 2001 are anticipated to approximate $190.0 to $210.0 million, which excludes ProVantage's capital expenditures incurred prior to the sale of the Company's interests in ProVantage. The expenditures relate to construction of the new ShopKo and Pamida stores; expansion and building of ShopKo distribution centers; supporting the existing retail business for merchandise initiatives and ongoing store equipment and fixturing replacements; and continuing investments in systems technology. At the present time, the Company has paused its pursuit of growth of its retail store businesses through new store construction or acquisition of existing retail stores or businesses and there are no plans to open any new ShopKo or Pamida stores during fiscal 2001. The Company currently expects capital expenditures for the year ending February 2, 2002 to be approximately $90.0 million; however, these plans are currently under review and subject to change. Such plans may be reviewed and revised from time to time in light of changing conditions.

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

                             SHOPKO STORES, INC. (Registrant)

Date: May 1, 2001   By: /s/ William J. Podany
                        ---------------------
                             William J. Podany
                             Chairman, President and Chief Executive Officer (Duly Authorized Officer of Registrant)


Date: May  1, 2001  By: /s/ Brian W. Bender
                        -----------------------------
                             Brian W. Bender
                             Chief Financial Officer
                             (Chief Financial Officer of Registrant)