Form 10-K
period 2001-02-03
SHOPKO STORES INC
filed 2001-05-04
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[XX]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the fiscal year (53 weeks) ended February 3, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________________

Commission file number 1-10876
                       -------

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

Wisconsin                                                        41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

700 Pilgrim Way, Green Bay, Wisconsin                                   54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code            (920) 429-2211
                                                   -----------------------------

Securities registered pursuant to
Section 12(b) of the Act:                              Name of each exchange on

    Title of each class                                 which registered
 --------------------------------------------       --------------------------
    Common Stock, par value $0.01 per share           New York Stock Exchange
    Series B Preferred Stock Purchase Rights          New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      --------     --------
Page 1 of  221    Exhibit index on page  65

                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 2, 2001 was approximately $ 218,049,403.50 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of April 2, 2001: 28,698,590.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on June 5, 2001.



















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

     The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. ShopKo is a customer lifestyle-driven specialty discount retailer located primarily in mid-size and larger communities. As of February 3, 2001, the Company had 164 ShopKo retail stores operating in 19 Midwest, Pacific Northwest and Western Mountain states. On January 31, 2001, the Company announced a strategic reorganization plan to close 23 Shopko retail stores and a related distribution center serving those stores. The closings were complete by April 9, 2001. The remaining 141 ShopKo stores, as of April 9, 2001,operate in 15 states. Pamida is a general merchandise discount retailer serving smaller and more rural communities. As of February 3, 2001, the Company had 229 Pamida retail stores operating in 16 Midwest, North Central and Rocky Mountain states. Financial information about these segments is included in Note J of the Notes to Consolidated Financial Statements for fiscal year 2000.

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

     With a focus on serving the customer and building customer loyalty, ShopKo successfully undertook a significant strategic repositioning under its Vision 2000 program between 1991 and 1995. That strategy combined a new, upscale image with an increased emphasis on customer service. Building upon Vision 2000, ShopKo has developed and implemented Beyond 2000, a long-term strategic operating model which is based upon creating market opportunities by serving time-strapped consumers' changing shopping habits. The Beyond 2000 operating model is based upon four interdependent strategic initiatives:

     o    a differentiation strategy;

     o    an integrated business planning process;

     o    execution by an experienced and well-trained management organization;
          and

     o    delivery of comprehensive value.

     Differentiation Strategy. ShopKo's differentiation strategy focuses on accentuation of selected and targeted merchandise categories tied to changing lifestyle needs. Within each of these merchandise categories, shoppers will find a wide assortment. A strong national brand presence is combined with ShopKo's private brands to offer a unique product mix.

     Integrated Business Planning Process. ShopKo utilizes an integrated business planning process that allows ShopKo to identify and prioritize growth potentials of its product categories based on the changing lifestyle needs of its customers. These priorities are used to allocate store shelf space, inventory commitments, external advertising space and in-store capital improvements among the various categories of merchandise. This process is called "infrastructural funding." ShopKo performs regular and systematic analysis of category rankings as part of its business planning process and makes heavier infrastructure commitments to categories in which ShopKo has a strong market presence and categories which ShopKo believes have the potential to become prominent categories.

     Execution. Beyond 2000 is executed through ShopKo's operating committee, which is headed by ShopKo's Chairman, President and Chief Executive Officer and composed of senior vice presidents from all areas of ShopKo. The operating committee is responsible for sustaining ShopKo's performance-driven culture. The operating committee has reengineered the work processes of its central organization and store operations. The reengineered work processes require centralized decisions with respect to product selection, pricing, space utilization and marketing. This allows store personnel to focus on overall customer satisfaction through inventory in-stock position, creation of a friendly environment and simplification of the shopping experience.

     Delivery of Comprehensive Value. ShopKo delivers comprehensive value to its customers through the shopping experience in its retail stores. Comprehensive value is more than just delivering a superior quality product at a compelling price. The comprehensive value ShopKo delivers is also based on:

     o ensuring that merchandise, particularly advertised merchandise, is available for purchase,

     o    providing clarity of merchandise offering,

     o    continually responding to customers' changing lifestyle needs,

     o    ensuring the speed of merchandise to the sales floor, and

     o providing simplicity, speed and friendliness in the shopping experience.

MERCHANDISING AND SERVICES - SHOPKO RETAIL

     The ShopKo Retail store net sales mix for the last three fiscal years was:

                                                    2000           1999           1998
                                                    ----           ----           ----
                 Hardlines                          55%             57%            58%
                 Softlines                          23%             23%            24%
                 Retail Health                      22%             20%            18%


     ShopKo's retail stores carry a wide assortment of trend-correct branded and private label softline goods, including:

     o    women's, men's and children's apparel,

     o    shoes,

     o    jewelry,

     o    cosmetics, and

     o    accessories.

     ShopKo also carries a wide assortment of seasonal and everyday basic categories of hardline goods such as:

     o    housewares,                        o    music/videos,

     o    home textiles,                     o    toys,

     o    household supplies,                o    sporting goods,

     o    health and beauty aids,            o    greeting cards and gift wrap,

     o    home entertainment products,       o    candy,

     o    small appliances,                  o    snack foods, and

     o    furniture,                         o    lawn and garden.

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

     The Company also provides professional health services in most of its stores. Of the Company's 164 stores as of February 3, 2001, 162 include pharmacy centers and 161 include optical centers. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. Each store with pharmacy and optical centers employs or contracts with an average of approximately three licensed pharmacists, one licensed optometrist and six opticians. ShopKo's pharmacies filled over 12.6 million prescriptions in fiscal 2000. ShopKo's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 105 in-store finishing labs. In fiscal 2000, ShopKo dispensed over 746,900 eyewear prescriptions. The in-store finishing labs typically service other ShopKo stores in the vicinity and provide customers with same day or next day optical service for single vision lenses. As of April 9, 2001, the Company had closed 23 Shopko stores. Of the remaining 141 ShopKo stores, 140 include pharmacy and optical centers and 89 have in-store finishing labs.

MARKETING AND ADVERTISING - SHOPKO RETAIL

     ShopKo markets its general merchandise and retail pharmacy and optical services by using weekly newspaper circulars, which enables ShopKo to reach a broad-based group of customers consisting largely of middle-income families. These full-color circulars average 24 pages and feature values in all of the departments in ShopKo's stores and have a circulation of 4.5 million. ShopKo uses direct mail advertisements selectively during key promotional periods. These direct mail advertisements have a circulation of 6 million. All printed advertising materials are designed by the Company's in-house design team and photographed in the Company's own photography studio. In addition to the newspaper circulars and direct mail advertisements, ShopKo uses image building television and radio advertising, which focuses on differentiating ShopKo stores from its competition.

     ShopKo prices its merchandise so as to be competitive with its regional and national discount retail competitors. In general, ShopKo uses its frequent advertising of a large group of high demand items to reinforce its competitive price image and to generate store traffic, rather than attempting to meet the lowest available price on every item. ShopKo believes it provides comprehensive value through its offering of quality trend-correct, casual lifestyle merchandise at compelling prices in an attractive, customer-friendly shopping environment.

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

     Over the last several years, ShopKo has substantially remodeled its stores. ShopKo expects to continue to explore and test alternative store layout and display techniques and merchandise mixes. Remodels, which generally take place approximately every ten years, usually cost from $0.8 to $1.3 million per ShopKo store. A ShopKo store renovation, where the square footage is expanded or more extensive remodeling is needed, usually costs from $1.5 to $2.0 million per store. No remodels or renovations are planned for fiscal 2001.

     The Company's average ShopKo store size is over 90,000 square feet. The Company has based recently opened ShopKo stores on a 85,000 square foot store. The prototype may vary depending on the community and the retail competition in the immediate area. In comparison to older versions of ShopKo stores, its current prototypes feature a greater portion of store square footage dedicated to selling space and less space dedicated to the storage of inventory. Depending on the cost of land acquisition, size of store and site preparation work, the Company expects that a typical new ShopKo store's cost for land acquisition, site preparation, building and fixturing will generally approximate $8.5 to $10.0 million. The Company believes that opportunities to lower the initial capital outlay for new stores exist through leasing, sale and leaseback, or other financing alternatives. The Company does not plan to open any new ShopKo stores in fiscal 2001.

SHOPKO RETAIL STORE OPERATIONS AND MANAGEMENT

     ShopKo's store operations organization focuses on:

     o    leadership,

     o    performance,

     o    merchandising innovation, and

     o    excellence in execution.

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

     Performance. The Company improved customer service through a comprehensive strategic initiative designed to enhance store execution and reduce costs. This initiative identified non-value-added activities which were eliminated to simultaneously increase productivity and enhance associate availability to help customers. ShopKo's Customer Satisfaction and Loyalty Monitor indicates that over 88% of ShopKo's customers give ShopKo high performance ratings over the last two years for overall satisfaction.

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

PURCHASING AND DISTRIBUTION - SHOPKO RETAIL

     ShopKo purchases merchandise from more than 2,500 vendors. ShopKo's ten largest vendors accounted for approximately 37.4% of ShopKo's purchases during fiscal 2000. ShopKo believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. ShopKo linked more than 1,000 vendors to its electronic data interchange purchase order systems as of February 3, 2001. Vendors electronically receive point-of-sale information from ShopKo, which allows them to respond to changing inventory levels in the stores. The Company continues to implement the use of electronic purchase order acknowledgments issued by vendors based on the sales information they have received. In addition, over 1,000 vendors are now electronically transmitting invoices directly into the Company's automated invoice matching system.

     The Company continues to upgrade its merchandise allocation and control systems. In addition, stock keeping unit level physical inventories continue to improve perpetual inventory accuracy. Management believes these upgrades and improvements in the physical inventory process allow the Company to more effectively manage in-stock positions and better manage merchandise assortments.

     Direct imports accounted for approximately 9.0% of ShopKo's purchases, based upon cost of goods, during fiscal 2000. ShopKo buys its imported goods, principally in the Far East, and ships the goods to its distribution centers for distribution to the stores.

     Utilization of distribution centers has enabled ShopKo to:

     o purchase the majority of its merchandise directly from manufacturers which reduces its cost of goods,

     o reduce direct vendor-to-store deliveries, which reduces freight charges and cost of goods through consolidated volume purchasing, and

     o increase its pick and pull capabilities, enhancing the effectiveness and efficiency of its store replenishment process.

     ShopKo believes that these cost reductions help it remain price competitive. During fiscal 2000, approximately 88% of the merchandise sold by ShopKo, excluding optical and pharmaceutical products, flowed through its distribution centers.

     The Company completed expansion of its distribution centers in Wisconsin and Idaho during fiscal 2000 and completed construction of a replacement for its distribution center in Nebraska in the first quarter of fiscal 2001. Providing an approximately 27% increase in ShopKo retail distribution center square footage, these projects will improve service to stores, reduce backroom congestion and support future growth.

     Effective March 23, 2001, ShopKo closed its Illinois distribution center due to the expansion of its three other distribution centers and the corporate restructuring announced on January 31, 2001.

     Pursuant to a license agreement, Payless ShoeSource, Inc. operates ShopKo's shoe department (other than certain nationally-branded athletic shoes) in every ShopKo store. ShopKo retains a percentage of the gross proceeds collected as rent.

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

     The Company's merchandising systems are client/server based, utilizing massively parallel processing technology within an open systems architecture. This suite of systems is highly integrated, providing functionality such as perpetual inventory management, automated replenishment, promotional planning, space planning, merchandise financial planning and assortment planning. In addition, ShopKo converts transaction-based "raw data" it amasses daily into "actionable information" which serves as a decision support tool for the Company's management.

     ShopKo's warehouse management system provides complete warehouse functionality such as conveyor control and direction of picking and put-away processes by using portable radio-frequency terminals. In addition, this system is highly integrated with the Company's central information systems through its telecommunications network, thereby ensuring up-to-date perpetual inventory records, as well as facilitating highly accurate merchandise allocation and distribution decisions to its management team.

     ShopKo uses electronic commerce technology in support of its focus on total supply chain management. This includes integrated replenishment systems, vendor-managed inventories and electronic data interchange. ShopKo believes that these tools have resulted in higher in-stock service levels, optimized inventory levels and greater productivity.

     In fiscal 2000, ShopKo successfully completed implementation of a number of new systems capabilities, including a system which assists in more effective in-store merchandise flow, an inbound transportation management system, and a purchase order tracking system for imported merchandise. In addition, the Company conducted the successful pilot of a markdown optimization system which will go into full scale use in fiscal 2001.

EXPANSION - SHOPKO RETAIL

     The Company does not currently anticipate pursuing growth of the Shopko retail business through the addition of new stores in fiscal 2001. In the future, assuming the Company can achieve acceptable financial returns from new stores, the Company expects that growth of the Shopko retail store base will return to the modest levels achieved over the last several years, excluding growth through acquisitions (approximately 1-3 stores per year). See Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. As conditions allow, the Company intends to consider increasing the number of ShopKo retail stores to achieve economies of scale and to capitalize on the Company's existing infrastructure. The Company's plans with respect to new store growth are subject to change, and the Company cannot assure that it will achieve its plans.

COMPETITION - SHOPKO RETAIL

     The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores, national category killers, specialty niche retailers, catalog merchants and internet retailers. In addition, department stores compete in some branded merchandise lines, discount specialty retail chains compete in some merchandise lines such as health and beauty aids, household cleaning and supplies, electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo's pharmacy and optical centers. ShopKo believes that the principal competitive factors in its markets include:

     o    store location;

     o    differentiated merchandising;

     o    competitive pricing;

     o    quality of product selection;

     o    attractiveness and cleanliness of the stores;

     o responsiveness to changing lifestyle needs and regional and local trends;

     o    customer service;

     o    in-stock availability of merchandise; and

     o    advertising.

     ShopKo's principal national general merchandise discount chain competitors are Wal-Mart, Kmart and Target, each of which is substantially larger than, and has greater resources than, the Company. Of the 141 ShopKo stores remaining after reorganization, the percentage of stores where these competitors are present is as follows:

                           o    Wal-Mart     94%

                           o    Kmart        93%

                           o    Target       72%

     ShopKo also competes with regional chains in some markets in the Midwest and the Pacific Northwest. These competitors continue to open new stores in Shopko's markets.

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

MERCHANDISING PHILOSOPHY - PAMIDA RETAIL

     Pamida strategy is to offer consumers in small, rural communities a convenient one-stop shopping format. A typical store carries a broad assortment of value-priced hardlines and softlines merchandise as well as consumables, and 71 stores have pharmacy centers.

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

     Pamida's merchandising strategy is to provide customers with a reliable and convenient family shopping experience featuring nationally advertised brand-name products as well as select private-label merchandise at competitive prices. Pamida stores are self-service. Advertising circulars are run weekly. Pamida places special emphasis on maintaining a strong in-stock position in all merchandise categories.

MERCHANDISING AND SERVICES - PAMIDA RETAIL

     Pamida Retail store net sales mix was:

                                                     2000            1999
                                                     ----            -----
                    Hardlines                         70%             70%
                    Softlines                         19%             20%
                    Pharmacy                          11%             10%

     Pamida's softlines division includes:

     o    men's, women's, children's and infant's clothing,

     o    men's and women's footwear,

     o    accessories, and

     o    cosmetics.

     Pamida's hardlines division includes categories such as:

     o    home furnishings,                  o   seasonal,
     o    hardware,                          o   consumables,
     o    domestics,                         o   health and beauty aids, and
     o    electronics,                       o   automotive.
     o    lawn and garden,

     As of February 3, 2001, Pamida owned and operated pharmacies in 71 of its stores; five of Pamida's pharmacies are leased to and operated by independent pharmacists. The pharmacies have proven to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends to continue to grow its pharmacy base.


MARKETING AND ADVERTISING - PAMIDA RETAIL

     Pamida's advertising primarily utilizes colorful weekly circulars developed by a centralized advertising staff. Circulars advertise brand-name and other merchandise at competitive prices.

PAMIDA RETAIL STORE LAYOUT AND DESIGN

     Pamida typically invests approximately $2.9 to $3.2 million in a new prototype store. Such expenditures consist primarily of approximately $1.8 to $2.0 million for building and land costs, $0.7 to $0.8 million for the initial store inventory (net of $0.3 to $0.4 million financed by vendors) and approximately $0.4 million for store fixtures and equipment.

     Pamida's stores average approximately 33,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. Pamida uses a 24,000 or 35,000 square foot prototype when building new stores.

PAMIDA RETAIL STORE OPERATIONS AND MANAGEMENT

     The methods that Pamida employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel and a liberal return policy.

PURCHASING AND DISTRIBUTION - PAMIDA RETAIL

     Pamida maintains a centralized purchasing, merchandise allocation and space planning staff at its central offices. Pamida's point-of-sale data capture equipment located in its stores provides current information to Pamida's buyers to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

     Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. Pamida continuously seeks to optimize merchandise costs.

     Pamida has entered into an agreement with Payless ShoeSource, Inc. to be the primary vendor within the shoe category.

     Pamida operates distribution facilities in Omaha, Nebraska; Lebanon, Indiana; and Bethany, Missouri; all of which serve primarily as distribution centers for bulk shipments and promotional and replenishment merchandise on which cost savings can be realized through quantity purchasing. During fiscal 2000, approximately 72% of Pamida's merchandise was distributed to the stores through these distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

     The primary Omaha distribution facility consists of 336,000 square feet. Pamida owns another distribution center in Omaha which is 135,000 square feet. During fiscal 2000, the Company doubled the size of the Lebanon distribution center from 200,000 square feet to 418,000 square feet and converted it to a full-service operation providing both full-case and less-than-case merchandise distribution, similar to the Omaha facility. Including the 53,000 square foot distribution center in Bethany, Missouri that was part of the Places acquisition discussed below, Pamida increased its distribution center square footage by 76% in fiscal 2000.

MANAGEMENT INFORMATION SYSTEMS - PAMIDA RETAIL

     Pamida's information technology strategy is to implement systems that result in a low cost of operation and maintenance, while retaining the flexibility to adapt to a rapidly changing retail and technology environment.

     Over the course of the 2001 fiscal year, Pamida will be engaged in a number of projects to upgrade its systems infrastructure, including installation of a new space and assortment planning system, the addition of gift card and non-receipt returns, the installation of a new retail management system, the addition of Advanced Shipping Notice and the upgrade of several auxiliary decision support systems.

EXPANSION - PAMIDA RETAIL

     On June 29, 2000, the Company acquired the retail chain P.M. Place Stores Company ("Places") which operated 49 discount stores in Missouri, Iowa, Kansas, and Illinois. Forty-eight of these stores were reopened as Pamida stores and one Places store, located in an existing Pamida location, was closed.

     During fiscal 2000, Pamida opened 76 new stores, including the 48 converted Places stores, and closed four stores, increasing the total number of Pamida stores to 229 as of February 3, 2001.

     The Company expects that growth of the Pamida retail store base for the next few years will be below the growth achieved by the Company since it acquired Pamida. Although the Company does not currently anticipate pursuing growth of the Pamida retail business in fiscal 2001, through the addition of new stores, the Company intends to return to modest store growth as conditions allow and the Company has identified numerous communities which are potential sites for Pamida's prototype stores and in which it believes it can achieve a leading market position. There is, however, no assurance that the Company will open stores in such communities or on any particular time schedule.

COMPETITION - PAMIDA RETAIL

     The general merchandise retail business is highly competitive. Pamida's stores generally compete with other general merchandise retailers, supermarkets, drug and specialty stores, mail order and catalog merchants, internet retailers and, in some communities, department stores. The type and degree of competition and the number of competitors with which Pamida's stores compete vary by market.

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

     The following is a recap of major competition as a percent of the Pamida markets where the competition is present:

                            o    Wal-mart    13%

                            o    Kmart        9%

                            o    Alco         7%

                            o    Target       2%

     In recent years Pamida's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in Pamida's markets.

SEASONALITY - PAMIDA RETAIL

     Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales are lower than sales during the other three fiscal quarters, while fourth quarter sales amount to approximately 32% of the full year's sales and normally involve a greater proportion of higher margin merchandise.

DISCONTINUED OPERATIONS

     At the start of fiscal 2000, the Company maintained a 64.5% ownership interest in ProVantage Health Services, Inc. ("ProVantage"). ProVantage provides health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services. On June 16, 2000, the Company sold its interest in ProVantage pursuant to a tender offer by a third party to acquire all of the outstanding shares of ProVantage. For financial information regarding the sale see Note A of the Notes to the Consolidated Financial Statements.

CONSOLIDATED

EMPLOYEES

     The Company employs approximately 20,000 persons in its Shopko division, of whom approximately 10,000 are full-time employees and 10,000 are part-time employees. Pamida employs approximately 7,200 persons. During the Christmas shopping season, the Company typically employs additional persons on a temporary basis. Approximately, 2,500 employees were terminated as a result of the reorganization announced on January 31, 2001. Most of the employees were terminated as liquidation of the closed store inventories was completed. None of the Company's employees are covered by collective bargaining agreements.

GOVERNMENT REGULATION

     The Company's pharmacy and optical services business is subject to extensive federal and state laws and regulations governing, among other things:

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

Future Legislative Initiatives

     Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. The Company is unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to the Company's pharmacy and optical services operations or what the effect of such legislation or regulations may be.

Substantial Compliance

     The Company's management believes the Company is in substantial compliance with, or is in the process of complying with, all existing statutes and regulations material to the operation of the Company's pharmacy and optical services businesses and, to date, no state or federal agency has taken enforcement action against the Company for any material non-compliance, and to the Company's knowledge, no such enforcement against the Company is presently contemplated.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, and under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, acquisition and expansion plans, financing plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans, and (3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth, acquisition and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) the risk factors described below, and (ii) other risks described from time to time in the Company's SEC filings.

     An investment in ShopKo's Common Stock or other securities carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed from time to time in ShopKo's filings with the SEC before investing in ShopKo's Common Stock or other securities.


     The Company has a significant amount of debt which could adversely affect its business and growth prospects. At February 3, 2001, the Company had approximately $695.1 million of long-term debt and other long-term obligations. On March 12, 2001, the Company consummated a new, three-year senior secured credit facility (the "Secured Credit Facility"). The restrictions and limitations in the Secured Credit Facility, as well as the significant amount of debt in general, could have significant adverse effects on its business. For example, it:

     o makes it more difficult for the Company to obtain additional financing on favorable terms,

     o    restricts capital expenditures,

     o requires the Company to dedicate a substantial portion of its cash flows from operations to the repayment of its debt and the interest on its debt,

     o limits the Company's ability to open new stores or to make acquisitions,

     o limits the Company's ability to capitalize on significant business opportunities,

     o makes the Company more vulnerable to economic downturns, adverse retail industry conditions and competitive pressures, and subjects the Company to certain covenants which restrict its ability to operate its business.

     The Company may not achieve the expected benefits of current or future reorganizations. During the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to improve the productivity of its assets and reduce debt. The plan included store and distribution center closings and a one-time charge to earnings of approximately $125 million. The Company expects that the implementation of the plan will result in an increase in the Company's profitability and efficiency. However, the analysis underlying this plan involved many variables and uncertainties. As a result, the Company may not achieve any of the expected benefits. The Company cannot assure you that additional reorganizations of this nature, together with related charges to earnings, will not be required in the future to improve the productivity and efficiency in the Company's ShopKo and Pamida segments. Such reorganizations and charges to earnings could have a material adverse effect on our financial position or results of operations.

     The Company may be unable to execute its expansion plans, which may have a significant adverse effect on its financial performance and its growth strategy and prospects. The Company considers expansion in the number of its retail stores to be an integral part of its plan to achieve projected operating results in future years. In an effort to reduce the Company's overall debt, as well as, comply with the restrictions and limitations in the Secured Credit Facility, the Company does not anticipate opening any new retail stores in 2001 and may reduce its store expansion plans in future years. Furthermore, the Company expects that any new stores will typically require an extended period of time to reach the sales and profitability levels of its existing stores. The opening of any new stores does not ensure that those stores will ever be as profitable as existing stores, especially when those new stores are opened in highly competitive markets. The failure to expand by opening new retail stores as planned and the failure to generate anticipated sales and earnings growth in markets where new stores are opened could have a material adverse effect on the Company's future sales growth and profitability.

     If the Company is not able to remodel its existing store base on schedule or to carry out such plans in a cost-effective manner, then the Company's results of operations and financial condition could be materially adversely affected. The Company believes that remodeling its stores is a necessary aspect of delivering comprehensive value to its customers and maintaining its upscale image. In an effort to reduce the Company's overall debt, as well as, comply with the restrictions and limitations in the Secured Credit Facility, the Company has reduced its capital expenditure plans for 2001 and may be required to delay scheduled remodeling of its retail stores. The failure to upgrade the Company's existing retail stores could have a material adverse effect on the Company's anticipated sales and profitability. To the extent the Company is able to upgrade its existing stores, the associated expenses could result in a significant impact on our net income in the future and there can be no assurance that these upgrades will generate any of the anticipated benefits.

The Company's quarterly performance fluctuates, which may cause volatility or a decline in the price of its securities. Fluctuations in the Company's quarterly operating results have occurred in the past and may occur in the future based on a variety of factors, including:

     o seasonality in the Company's operations, especially during the Christmas selling season which has historically contributed a significant part of the Company's earnings and primarily impacts the fourth fiscal quarter,

     o inventory imbalances caused by unanticipated fluctuations in consumer demand or inefficiencies in the Company's distribution centers and methods,

     o    margin rate compression resulting from competitive pricing pressure,

     o    increases and decreases in advertising and promotional expenses,

     o    changes in the Company's product mix,

     o    the ability to manage operating expenses, and

     o    the competitive and general economic conditions discussed below.

These fluctuations could cause the Company's operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of its securities.

     Competition in the retail industry could limit ShopKo's growth opportunities and reduce its profitability. The Company competes in the discount retail merchandise business. This business is highly competitive. The competitive environment subjects the Company to the risk of reduced profitability. The Company competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. The discount retail merchandise business is subject to excess capacity and some of the Company's competitors are much larger and have substantially greater resources than the Company. The competition for customers and store locations has intensified in recent years as larger competitors, such as Wal-Mart, Kmart and Target, have moved into the Company's geographic markets. The Company expects a further increase in competition from these national discount retailers. The Company cannot assure you that it will be able to continue to compete successfully.

     General economic conditions and adverse weather could have a significant adverse effect on the Company's business. The Company operates its retail stores in limited regions of the country. To the extent adverse economic conditions and weather have a regional impact on the regions in which the Company operates the Company may be disproportionately susceptible to such factors compared to peers that have a larger national base of operations. General economic factors in the regions in which the Company operates that are beyond its control may materially adversely affect its forecasts and actual performance. The factors that may materially adversely affect its forecasts and actual performance include energy prices, interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Because the Company's business is subject to adverse weather conditions in its retail markets, particularly in the Midwest, Western Mountain and Pacific Northwest regions, its operating results may be unexpectedly and materially adversely affected. Frequent or unusually heavy snow, ice or rain storms in its markets could have a material adverse effect on its sales and earnings and could adversely impact its ability to make scheduled interest payments on its indebtedness.

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

ITEM 2.   PROPERTIES


     As of February 3, 2001, the Company operated 164 ShopKo retail stores in 19 Midwest, Western Mountain and Pacific Northwest states. During the first quarter of fiscal 2001, 23 stores, located in seven states were closed. The following table sets forth the geographic distribution of these ShopKo stores as of the indicated date:

                           # OF        # OF                               # OF       # OF
      STATE               STORES      STORES   STATE                     STORES     STORES
                          FEB.3,     APR. 9,                            FEB. 3,     APR.9,
                           2001        2001                               2001       2001
      ---------------- ------------ ---------- ----------------------- ---------- -----------

      California              1          1       Missouri                    3           0
      Colorado                3          3       Montana                     5           5
      Idaho                   9          9       Nebraska                   13          11
      Illinois               15         10       Nevada                      3           3
      Indiana                 2          0       Oregon                      4           4
      Iowa                   13          5       South Dakota                6           6
      Kansas                  2          0       Utah                       15          15
      Kentucky                1          0       Washington                 10          10
      Michigan                4          4       Wisconsin                  42          42
      Minnesota              13         13
                                                                          ----        ----
                                                 Total                     164         141
                                                                          ====        ====




     Of the Company's 164 ShopKo retail stores at February 3, 2001 and 141 at April 9, 2001, the number of stores owned and leased are listed below:


                          Owns Land and Building    Owns Building Subject         Leases Land
                                 Outright              to Ground Lease            and Building                 Total
                          ----------------------    -----------------------  -----------------------      -----------------
                          Feb. 3,       Apr. 9,      Feb. 3,      Apr.9,       Feb. 3,       Apr. 9,      Feb.3,    Apr. 9,
                           2001          2001         2001         2001         2001          2001         2001      2001
                          -------       -------      -------      -------      -------       -------      ------    -------
ShopKo Stores                 84          82            5            5            27           16          116          103
Wholly-owned
subsidiaries                  37*          31**         3            3             8            4           48           38
Total                        121          113           8            8            35           20          164          141

* Seven of which are subject to mortgages.
** Three of which are subject to mortgages.

The ground leases expire at various dates ranging from 2012 through 2038 and the other leases expire at various dates ranging from 2001 through 2020.

     As of February 3, 2001, the Company operated 229 Pamida retail stores in 16 Midwest, North Central and Rocky Mountain states. The following table sets forth the geographic distribution of the present Pamida stores:


                                 # OF                           # OF
             STATE              STORES     STATE               STORES
             ---------------- ------------ ---------------- --------------
             Illinois               8      Montana                      6
             Indiana                9      Nebraska                    15
             Iowa                  43      North Dakota                 7
             Kansas                 5      Ohio                        14
             Kentucky              10      South Dakota                 6
             Michigan              20      Tennessee                    4
             Minnesota             27      Wisconsin                   18
             Missouri              28      Wyoming                      9
                                                                 --------
                                           Total                      229
                                                                 ========

     Of the Company's 229 Pamida retail stores at February 3, 2001, the number of stores owned and leased are listed below:

                                Owns Store             Leases Store
                                 Premises                Premises                Total
                                ----------             -------------             ------
Pamida                             54                     127                     181
P.M. Place                          6                      42                      48
                                 ----                    ----                    ----
Total                              60                     169                     229

The leases expire at various dates ranging from 2001 through 2023.

     As of February 3, 2001, the Company's other principal properties were as follows:

                                                                                           SQ. FT OF
                                                                                           BUILDING
              LOCATION                                       USE                             SPACE          TITLE
------------------------------------- -------------------------------------------------- -------------- --------------

Green Bay, WI                         ShopKo Corporate Headquarters                            228,000      Owned
Lawrence, WI                          ShopKo Corporate Headquarters- South
                                          Annex/Return Center                                  114,300      Owned
Quincy, IL                            Closed:  Corporate Headquarters
                                          (Penn-Daniels)                                        15,000      Owned
Wisconsin Rapids, WI                  Information Services Dept. Satellite Office                1,700     Leased
Green Bay, WI                         ShopKo Corporate Headquarters - Glory                      6,600     Leased
                                          Road Annex I*
Green Bay, WI                          ShopKo Corporate Headquarters - Glory  Road               2,600     Leased
                                          Annex II*
De Pere, WI                           ShopKo Distribution Center                               494,000      Owned
Boise, ID                             ShopKo Distribution Center                               347,000      Owned
Omaha, NE                             ShopKo Distribution Center                               394,000      Owned
Quincy, IL                            ShopKo Distribution Center**                             449,500     Leased
Omaha, NE                             Pamida Corporate Headquarters/Distribution               215,000      Owned
                                          Center
Omaha, NE                             Pamida Distribution Center                               336,000      Owned
Lebanon, IN                           Pamida Distribution Center                               418,000     Leased
Bethany, MO                           Closed: Corporate   Headquarters
                                       (P.M. Places Stores)                                     85,000      Owned
Bethany, MO                           Pamida Distribution Center                                53,000      Owned
Omaha, NE                             Pamida Return Center                                      40,000      Owned
Waukesha, WI                          ProVantage Corporate Headquarters***                      60,000      Owned

*Lease expires on May 31, 2001 and will not be renewed.
**Closed as of March 23, 2001.
***The Waukesha, Wisconsin building is owned by ShopKo and leased to ProVantage.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various litigation matters arising in the ordinary course of its business. Management believes that none of this litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In addition, during fiscal 2000, the Company was added as a defendant in a purported class action filed May 8, 2000 in the Circuit Court of the State of Wisconsin for Waukesha County by James Jorgensen (Allen v. ProVantage Health Services; Case No. 00CV-938), an alleged stockholder of ProVantage Health Services, Inc. ("ProVantage") (the "Action"). The original complaint evidencing the Action (the "Original Complaint") named ProVantage and the directors of ProVantage as defendants (the "Original Defendants") and alleged, among other things, that (1) ProVantage's directors breached their respective fiduciary duties in connection with the sale of ProVantage to Merck & Co., Inc. ("Merck"), and (2) the proposed price for ProVantage's common stock did not represent the true value of ProVantage.

     On or about August 18, 2000, an amended complaint (the"Amended Complaint") was filed in the Action which, among other things, added the Company as a defendant. The Amended Complaint alleges, among other things, that the Company aided and abetted the Original Defendants in breaching their fiduciary duties. The Amended Complaint requests that the Circuit Court, among other things, declare that the Action is a proper class action, rescind the tender offer/merger pursuant to which ProVantage was purchased by Merck, and award compensatory monetary damages, including reasonable attorneys' and experts' fees.

     The Company believes the Action to be without merit and the Company intends to contest all allegations set forth in the Complaint. There can be no assurances, however, with regard to the outcome of the Action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of fiscal year 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                   SERVED IN    EMPLOYED
                                                                                    CURRENT      BY THE
                                                                                    POSITION    COMPANY
        NAME           AGE*                                                          SINCE       SINCE
                                                 POSITION**
-----------------     -----  ------------------------------------------            ---------    -------
William J. Podany       54   Chairman of the Board, President and Chief
                             Executive Officer                                        2000        1994

Rick M. Ausick          47   Senior Vice President, General Merchandise
                             Manager, Home                                            1999        1999

Brian W. Bender         52   Senior Vice President,Chief Financial Officer            2000        2000

Michael J. Bettiga      47   Senior Vice President,  Stores/ Retail Health
                             Operations                                               1999        1977

Paul A. Burrows         52   Senior Vice President, Chief Information Officer         1998        1998

Dennis C. Folz          53   Senior Vice President, Human Resources                   1999        1998

Steven T. Harig         46   Senior Vice President, Planning, Replenishment
                             And Analysis, Distribution and Transportation            1993        1989

Gary A. Hillerman       52   Senior Vice President, General Merchandise
                             Manager, Hardlines                                       1997        1996

Michael J. Hopkins      50   President, Pamida                                        1999        1995

Rodney D. Lawrence      43   Senior Vice President, Store Marketing, Store
                             Planning,  Construction and Real Estate                  1996        1996

L. Terry McDonald       58   Senior Vice President, Marketing and Communications      1994        1994

*as of  February 3, 2001
**as of April 14, 2001

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

     Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for Rick M. Ausick, Brian W. Bender, Paul A. Burrows, Dennis C. Folz, Gary A. Hillerman and Rodney D. Lawrence.


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

     Mr. Bender has been Senior Vice President, Chief Financial Officer since October, 2000. Prior to joining ShopKo, Mr. Bender most recently served as Vice President and Chief Financial Officer at Egghead.com from November 1996 to December 1999. Mr. Bender also served in that role at Egghead.com from May 1995 to May 1996. Mr. Bender was Senior Vice President and Chief Financial Officer at Proffitt's, Inc. in 1996 and Senior Vice President and Controller at Younkers, Inc. from 1993 to 1995. From 1976 to 1993, Mr. Bender served in numerous roles for May Department Stores and its divisions, including Corporate Vice President for Capital Planning and Analysis at May from 1987 to 1989; and Senior Vice President and Chief Financial Officer at Sibley's from 1989 to 1990 and at May D&F from 1990 to 1993.

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

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of March 9, 2001, ShopKo's common shares were held by 1,045 record owners.

     The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.

                                                                            HIGH        LOW
                                                                          --------    --------
      Fiscal Year  1999
            First Quarter (ended May 1, 1999)                             $36.0625    $28.2500
            Second Quarter (ended July 31, 1999)                           40.6250     33.3125
            Third Quarter (ended October 30, 1999)                         38.2500     23.0000
            Fourth Quarter (ended January 29, 2000)                        25.3750     18.1875

       Fiscal Year 2000
            First Quarter (ended April 29, 2000)                          $20.7500    $16.2500
            Second Quarter (ended July 29, 2000)                          $21.0000    $14.3125
            Third Quarter (ended October 28, 2000)                        $14.4375     $5.8750
            Fourth Quarter (ended February 3, 2001)                       $10.9900     $3.3750

     The closing sales price of the Common Stock on the New York Stock Exchange on April 2, 2001 was $7.65 per share.

     The Company's Secured Credit Facility (see Note L of Notes to consolidated financial statements) has a restrictive covenant that prohibits the payment of dividends. The Company has not paid any cash dividends in the last two years. The Company currently intends to retain earnings for the payment of debt and future growth and expansion of its business and not to declare or pay any cash dividends.

      ITEM 6.              SELECTED FINANCIAL DATA

                                                                                    FISCAL YEARS ENDED
                                                  ---------------------------------------------------------------------------------
                                                        Feb. 3,         Jan. 29,         Jan. 30,         Jan. 31,     Feb. 22,
                                                          2001            2000             1999           1998(1)        1997
                                                        (53 Wks)        (52 Wks)         (52 Wks)         (49 Wks)     (52 Wks)
                                                        --------        --------         --------         --------     ---------
Summary of Operations (Millions)
   Net sales                                             $3,517          $3,048           $2,351           $2,002        $2,006
   Licensed department rentals and other income              13              14               12               11            12
   Gross margin                                             865(2)          790              615              529           526
   Selling, general and administrative expenses             674             568              447              385           384
   Special charges(3)                                         9               8                6                3
   Restructuring charge                                     115
   Depreciation and amortization expenses                    94              75               61               54            58
   Interest expense - net                                    66              48               39               31            31
   (Loss) earnings from continuing operations before
       income taxes                                         (79)            104               75               67            65
   (Loss) earnings from continuing operations               (50)             63               46               41            40
   Discontinued operations, net                              34              43                9                8             5
   (Loss) earnings  before extraordinary item               (16)            106               56               49            45
   Net (loss) earnings                                      (16)            102(4)            56               49            45
                                                         ------          ------           ------           ------        ------
Per Share Data (Dollars)
   Basic (loss) earnings per common share from
       continuing operations                             ($1.72)          $2.22            $1.77            $1.45         $1.23
   Basic net (loss) earnings per common share             (0.55)           3.62             2.14             1.73          1.40
   Diluted (loss) earnings per common share from
        continuing operations                             (1.72)           2.19             1.74             1.43          1.22
   Diluted net (loss) earnings per common share           (0.55)           3.57             2.10             1.71          1.39
   Cash dividends declared per common share                                                                                0.22
                                                         ------          ------          -------           ------        ------
Financial Data (Millions)
   Working capital                                         $174             $88             $136             $130          $219
   Property and equipment-net                               977             881              689              620           600
   Total assets                                           1,997           1,934            1,308            1,200         1,182
   Total debt(5)                                            874             702              472              440           421
   Total shareholders' equity                               662             695              459              396           461
   Capital expenditures                                     196             136               91               28            36
                                                          ------        -------          -------           ------        ------
Financial Ratios
   Current ratio                                            1.3             1.1              1.4              1.4           1.8
   Return on beginning assets                              (0.8)%           7.8%             4.6%             4.1%          4.1%
   Return on beginning shareholders' equity                (2.3)%          22.2%            14.0%            10.6%         10.7%
   Total debt as % of total capitalization(6)              56.1%           48.7%            49.5%            51.5%         46.6%
                                                         ------         -------         --------           ------        ------
Other Year End Data
   ShopKo stores open at year end                           164             160              147              149(7)         130
   Average ShopKo store size-square feet                 90,175          89,545           89,106           88,754         89,840
   Pamida stores open at year end                           229             157(8)
   Average Pamida store size-square feet                 33,232          36,055

(1) Fiscal year end was changed from the last Saturday in February to the Saturday nearest January 31.

(2) Includes restructuring charge of $10.4 million related to inventory liquidation.

(3) Special charges relates to various costs incurred in connection with business acquisitions, including process and system integration, employee retention and store conversions, and, in fiscal 1997, costs associated with unsuccessful business acquisitions.

(4)  Includes extraordinary loss on retirement of debt of $3.8 million.

(5) Total debt includes short-term debt, total long-term obligations and leases and other long-term obligations.

(6) Total capitalization includes shareholders' equity, total debt and non-current deferred income taxes.

(7) Includes 19 stores acquired from Penn-Daniels, Incorporated, two of which closed in fiscal 1998.

(8)  The Company acquired the Pamida retail store chain in July 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During fiscal 2000, the Company undertook two transactions that affect the comparability of its financial statements. First, on June 16, 2000, the Company sold its remaining 64.5% interest in ProVantage Health Services, Inc. ("ProVantage") pursuant to a tender offer by a third party to acquire all of the outstanding shares of ProVantage. ProVantage had previously issued 35.5% of its shares to the public in July 1999. The results of operations of ProVantage have been presented as discontinued operations. Accordingly, previously reported financial statement information has been reclassified to reflect this presentation.

     On January 31, 2001, the Company announced a strategic reorganization plan whereby the Company will close 23 ShopKo retail stores and a related distribution center serving those stores and downsize its corporate workforce. In connection with its reorganization plan, the Company has incurred a total pretax charge of $125.0 million.

     Except as otherwise indicated, the following discussion is limited to continuing operations, excluding the effects of restructuring charges.

RESULTS OF OPERATIONS

     The following table sets forth items from our Consolidated Statements of Operations as percentages of consolidated net sales:

                                                                                       FISCAL YEARS ENDED
                                                                          ------------------------------------------------

                                                                             FEB. 3, 2001   JAN. 29, 2000   JAN. 30, 1999
                                                                              (53 WEEKS)      (52 WEEKS)     (52 WEEKS)
                                                                              ----------      ----------      ---------
       Revenues:
            Net sales                                                             100.0%         100.0%          100.0%
            Licensed department rentals and other income                            0.4            0.4             0.5
                                                                                -------         ------          ------
                                                                                  100.4          100.4           100.5
       Costs and Expenses:
            Cost of sales                                                          75.1           74.1            73.8
            Selling, general and administrative expenses                           19.2           18.6            19.0
            Special charges                                                         0.3            0.3             0.3
            Depreciation and amortization expenses                                  2.6            2.4             2.6
                                                                                -------         ------          ------
                                                                                   97.2           95.4            95.7

       Income from operations                                                       3.2            5.0             4.8
       Interest expense - net                                                      (1.9)          (1.6)           (1.6)
                                                                                -------         ------          ------
       Earnings from continuing operations before
             income taxes                                                           1.3            3.4             3.2
       Provision for income taxes                                                   0.6            1.3             1.2

       Earnings from continuing operations                                          0.7%           2.1%            2.0%
                                                                                =======         ======          ======

 We have two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

     The following tables set forth items from our business segments as percentages of net sales:

                              SHOPKO RETAIL SEGMENT

                                                                                       FISCAL YEARS ENDED
                                                                          ------------------------------------------------

                                                                          FEB. 3, 2001    JAN. 29, 2000     JAN. 30, 1999
                                                                           (53 WEEKS)       (52 WEEKS)        (52 WEEKS)
                                                                          -----------    --------------     --------------
Revenues:
     Net sales                                                                100.0%           100.0%            100.0%
     Licensed department rentals and other income                               0.4              0.5               0.5
                                                                             ------           ------            ------
                                                                              100.4            100.5             100.5
Costs and Expenses:
     Cost of sales                                                             75.3             74.1              73.8
     Selling, general and administrative expenses                              18.2             17.8              18.1
     Depreciation and amortization expenses                                     2.5              2.5               2.6
                                                                             ------           ------            ------
                                                                               96.0             94.4              94.5

Income from operations                                                          4.4%             6.1%              6.0%
                                                                             ======           ======            ======

                          PAMIDA RETAIL SEGMENT


                                                                                 FISCAL YEARS ENDED
                                                                            ----------------------------

                                                                            FEB. 3, 2001   JAN. 29, 2000
                                                                             (53 WEEKS)     (30 WEEKS)
                                                                            ------------   -------------
Revenues:
     Net sales                                                                   100.0%         100.0%
     Licensed department rentals and other income                                  0.2            0.3
                                                                                ------         ------
                                                                                 100.2          100.3
Costs and Expenses:
     Cost of sales                                                                74.6           73.7
     Selling, general and administrative expenses                                 20.0           19.2
     Depreciation and amortization expenses                                        2.7            2.5
                                                                                ------         ------
                                                                                  97.3           95.4

Income from operations                                                             2.9%           4.9%
                                                                                ======         ======

FISCAL 2000 COMPARED TO FISCAL 1999

     Fiscal 2000, which ended on February 3, 2001, covered 53 weeks, while fiscal 1999, which ended on January 29, 2000, covered 52 weeks.

Continuing Operations

     Consolidated net sales for fiscal 2000 increased 15.4% to $3.5 billion, compared with $3.0 billion for fiscal 1999. This increase was due to a full year of Pamida operations (versus 30 weeks in the prior year), an increase in the number of retail stores, an additional week of sales in fiscal 2000 and an increase in ShopKo Retail comparable store sales.

     ShopKo Retail Store sales for fiscal 2000 increased 4.0% or $104.0 million from fiscal 1999 to $2.7 billion. This increase is due primarily to the five new ShopKo Retail stores opened during the year, one of which was a relocation of an existing store. In addition, ShopKo Retail comparable store sales (52 weeks versus 52 weeks) increased 0.7%, compared to a 6.2% increase in the prior year. Changes in comparable store sales in fiscal 2000 by category were as follows:
Retail Health --10.8%, Hardlines - (1.6)% and Softlines - (2.6)%. Changes in retail comparable store sales for a year are based upon those stores that were open for the entire preceding fiscal year. Comparable store sales were adversely impacted by a difficult economic environment, especially in the Company's core Midwest region, as well as, increased competition in certain of our markets. The Company believes increased fuel and energy costs, adverse weather conditions and unfavorable consumer credit terms have all negatively impacted the Company's sales in fiscal 2000.

     Pamida Retail stores sales have been included in consolidated net sales since their acquisition but they are not included in retail comparable store sales, since the Company did not own them for the entire preceding fiscal year. Pamida Retail store sales for the 53 weeks ended February 3, 2001 were $806.2 million and sales for the 30 weeks ended January 29, 2000 were $441.2 million. In addition to a full year of sales, Pamida Retail sales increased due to a net 72 new stores in fiscal 2000, including 48 stores acquired in the acquisition of P.M. Place Stores Company ("Places").

     Consolidated gross margin, as a percent of sales for fiscal 2000 was 24.9% compared with 25.9% for fiscal 1999. ShopKo Retail gross margin as a percent of sales for fiscal 2000 was 24.7% compared with 25.9% last year. ShopKo Retail gross margins include LIFO credits of $7.2 million for fiscal 2000 and $4.0 million for fiscal 1999. The gross margin rate was negatively impacted by an increase in promotional sales and clearance activity at reduced gross margin rates, particularly in the ready-to-wear apparel area, an increase in third party sales in retail pharmacy (which carry lower gross margin rates), and freight and shrink costs, partially offset by the favorable LIFO adjustment. The Pamida Retail gross margin as a percent of sales was 25.4% for fiscal 2000 compared to 26.3% during the 30 weeks ended January 29, 2000. Pamida Retail gross margins include LIFO credits of $2.6 million for fiscal 2000 and $1.6 million for fiscal 1999. The decrease in gross margin rate is primarily attributable to operational difficulties in the recently expanded Indiana distribution facility and an increase in clearance activity at reduced margin rates, partially offset by the favorable LIFO adjustment.

     Consolidated selling, general and administrative expenses ("SG&A"), as a percent of sales, were 19.2% in fiscal 2000 compared to 18.6% in fiscal 1999. ShopKo Retail selling, general and administrative expenses were 18.2% and 17.8% of net sales in fiscal 2000 and 1999, respectively. Comparable amounts for Pamida Retail were 20.0% and 19.2%, respectively. The increases reflect higher store labor, employee benefit and occupancy costs and, as to Pamida Retail, increased store pre-opening costs associated with the number of new stores opened in fiscal 2000.

     Special charges were incurred in connection with business acquisitions related to process and systems integration, employee retention programs, and store conversions. In fiscal 2000, the Company incurred $4.8 million of integration and employee retention costs associated with the Pamida acquisition and $4.4 million of store conversion costs associated with the Places acquisition. Special charges of $8.1 million incurred in fiscal 1999 relate to integration and employee retention costs associated with the Pamida acquisition. The Company incurred $5.7 million of store conversion and integration costs in fiscal 1998 related to the Penn-Daniels acquisition in December 1997.

     Net interest expense for the 53 weeks ended February 3, 2001 was $66.0 million, or 1.9% of net sales, compared to $48.1 million, or 1.6% of net sales, last year. This increase is primarily due to additional debt incurred as a result of increased capital expenditures and funding working capital needs of new stores, as well as higher borrowing rates. As a result of higher interest rates under the Company's new three-year, senior secured revolving credit facility established March 12, 2001, (the "Secured Credit Facility"), the Company expects interest expense to increase in fiscal 2001.

Store Closings and Restructuring

     The Company undertook a study in the fourth quarter of fiscal 2000 to analyze individual store performance and its corporate staffing structure. As a result of the study, on January 31, 2001, the Company announced a strategic reorganization plan whereby the Company will close 23 ShopKo retail stores and a related distribution center serving those stores and downsize its corporate workforce. These closings will result in the termination of approximately 2,500 employees, including approximately 180 employees at the ShopKo and Pamida corporate headquarters. Most of the corporate-level employees were terminated on that date with the remaining employees terminated as the liquidation of the stores' inventory is completed, which is expected to be completed by the end of the first quarter of fiscal 2001. In connection with its reorganization plan, the Company incurred a total pretax charge of $125.0 million, consisting of a provision for inventory write downs, expected cost for lease terminations, carrying costs for closed stores through their disposition, write down of the net book value of assets that are unable to be redeployed, and separation costs for employees, both at the store and the corporate level.

     Following is a breakdown of the restructuring charge (in thousands):


Asset write downs                                          $57,155
Lease termination and property carrying costs               45,752
Inventory liquidation costs                                 10,447
Employee separation costs                                    9,262
Other costs                                                  2,416
                                                            ------
Total                                                    $ 125,032
                                                         =========

     The impact of this charge was to reduce income from continuing operations, net of income taxes, by $75.9 million ($2.62 per share).

     Inventory liquidation costs have been included in cost of sales for financial reporting purposes. A total of $1.2 million of employee termination and other costs were paid as of February 3, 2001. Net sales of the stores to be closed totaled $208.9, $207.7 and $111.5 million in fiscal 2000, 1999 and 1998, respectively.

Discontinued Operations

     In the second quarter of fiscal 2000, the Company sold its remaining interest in ProVantage and recognized an after-tax gain of $32.6 million. In fiscal 1999, as a result of the initial public offering of ProVantage, the Company recognized an after-tax gain of $34.5 million. Income from discontinued operations was $1.6 million and $8.8 million in fiscal 2000 and 1999, respectively.

FISCAL 1999 COMPARED TO FISCAL 1998

     Consolidated net sales for fiscal 1999 (52 weeks) increased $696.9 million or 29.6% over fiscal 1998 (52 weeks) to $3,048.1 million. ShopKo Retail Store sales for fiscal 1999 increased 10.9% or $255.7 million from fiscal 1998 to $2,606.9 million. This increase is due primarily to increased comparable ShopKo Retail Store sales and the 13 new ShopKo Retail stores opened during the year. ShopKo comparable Retail Store sales increased 6.2% during fiscal 1999 and the changes by category were: Retail Health - 16.9%, Hardlines - 5.5%, and Softlines - 5.2%.

     In July 1999, the Company acquired the retail chain Pamida, Inc. ("Pamida"), which operated 152 Pamida stores in 15 Midwest, North Central and Rocky Mountain states. In fiscal 1999, the Company opened seven additional Pamida stores and closed two Pamida stores. Pamida Retail store sales for the 30 weeks ended January 29, 2000 were $441.2 million.

     Consolidated gross margins as percentages of sales were 25.9% and 26.2% for fiscal 1999 and 1998, respectively. ShopKo Retail gross margins as percentages of sales were 25.9% and 26.2% for fiscal 1999 and 1998, respectively. The ShopKo Retail gross margins include LIFO credits of $4.0 million for fiscal 1999 and $3.6 million for fiscal 1998. The decrease in the ShopKo Retail gross margin rate is primarily attributable to increased third party sales in retail pharmacy as well as other changes in merchandising mix. Pamida Retail gross margin as a percent of sales was 26.3% for the 30 weeks ended January 29, 2000, and reflects a LIFO credit of $1.6 million.

     Consolidated selling, general and administrative expenses as a percentage of net sales decreased to 18.6% in fiscal 1999, compared with 19.0% in fiscal 1998. ShopKo Retail selling, general and administrative expenses were 17.8% and 18.1% of net sales for fiscal 1999 and 1998, respectively. This reduction is primarily due to leveraging store payroll and fixed costs against increased sales volume. Pamida Retail selling, general and administrative expenses were 19.2% of net sales for the 30 weeks ended January 29, 2000.

     Net interest expense in fiscal 1999 increased by approximately $9.3 million from fiscal 1998, due to debt incurred to fund the Pamida acquisition and store growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations primarily from cash generated from operations, with remaining funding requirements being met from short-term and long-term borrowings. Cash provided from operating activities was $23.0 million, $66.9 million and $73.5 million in fiscal 2000, 1999 and 1998, respectively.

     As of February 3, 2001, the Company had $342.4 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from March 2002 to March 2022, with approximately $242.8 million principal amount of Senior Unsecured Notes maturing between March 2002 and November 2004. A more detailed description of these notes is contained in Note E of the Notes to the Consolidated Financial Statements. Subject to certain limitations set forth in the Secured Credit Facility, proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility.

     In addition to the Senior Unsecured Notes, the Company had $341.3 million outstanding under its bank credit facilities as of the end of fiscal 2000 compared to $245.0 million outstanding as of the end of fiscal 1999.

     On March 12, 2001, the Company closed on the Secured Credit Facility. See Note L of the Notes to the Consolidated Financial Statements. The Company used proceeds from the Secured Credit Facility to pay off the outstanding amounts under its existing bank credit facilities, and those facilities were terminated. The Secured Credit Facility provides for revolving credit borrowings of up to $500.0 million and a term loan of $100.0 million both of which bear interest at the bank's base rate plus 0.0% to 0.5% for base margin loans or the Eurodollar rate plus 2.0% to 2.5% for Eurodollar loans depending on the Company's operating cash flow. The Secured Credit Facility terminates March 12, 2004 but the facility may be extended for an additional year at the Company's option subject to certain conditions. The Secured Credit Facility is secured by all of the Company's inventory and accounts receivable and requires the Company to meet financial performance covenants relating to minimum operating cash flows and borrowing availability. The terms of the Secured Credit Facility also prohibit the Company from paying dividends and set limits as to new indebtedness, repurchases of common stock and capital expenditures.

     The Company believes that the Secured Credit Facility, together with expected cash from operations, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2001. However, if the Company's operating results were to deteriorate significantly for whatever reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has a significant amount of debt obligations maturing in the period from March 2002 to November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company's results of operations and financial condition will be materially adversely affected.

     CAPITAL EXPENDITURES AND ACQUISITIONS

     The Company spent $196.0 million on capital expenditures (excluding acquisitions) in fiscal 2000, compared to $135.9 million in fiscal 1999 and $90.9 million in fiscal 1998. The following table sets forth the components of capital expenditures and acquisitions (in millions):



                                                                                 FISCAL YEARS ENDED
                                                                   ---------------------------------------------------

                                                                     FEB. 3, 2001    JAN. 29, 2000    JAN. 30, 1999
                                                                      (53 WEEKS)       (52 WEEKS)        (52 WEEKS)
                                                                     ------------    -------------    -------------
   Capital Expenditures
        New stores                                                       $68.6           $57.2            $42.6
        Remodeling and refixturing                                        47.6            18.7             15.2
        Distribution centers                                              57.8            25.9              1.4
        Management information and point-of-sale
         equipment and systems                                            20.9            17.8             26.3
        Other                                                              1.1            16.3              5.4
                                                                        ------          ------            -----
             Total                                                      $196.0          $135.9            $90.9
                                                                        ======          ======            =====
   Acquisitions                                                           $2.1           $94.0
                                                                          ====           =====

     During fiscal 2000, the Company opened five new ShopKo stores, including the addition of in-store pharmacies and optical centers. The ShopKo store in Plover, Wisconsin is a relocation from Stevens Point, Wisconsin. Also, during fiscal 2000, the Company opened 76 new Pamida stores and closed four Pamida stores. Forty-eight of the new Pamida stores were remodeled Places stores. Four of the new Pamida stores include in-store pharmacies. During fiscal 2000, the Company also expanded the distribution centers in Idaho and Wisconsin and built a new distribution center in Omaha, Nebraska.

     On June 29, 2000, the Company acquired all of the outstanding stock of Places for $2.1 million in cash and approximately $28.8 million in assumed debt and accrued liabilities. Places was headquartered in Bethany, Missouri and operated 49 discount stores in Missouri, Iowa, Kansas and Illinois. After liquidating the Places stores' inventories and a brief remodeling period, 48 of the stores reopened during the third quarter under the Pamida store concept.

Net Store Activity

     After giving effect to the store closings announced on January 31, 2001, the Company ended the year with a net increase of 53 new stores, as follows.

                           Feb. 3, 2001        Jan. 29, 2000
                           ------------        -------------
           ShopKo                141                160
           Pamida                229                157
                                 ---                ---
                                 370                317

     The Company's projected capital expenditures for fiscal 2001 approximate $40.0 million, which are within the restrictions on capital expenditures in the Secured Credit Facility. The expenditures are expected to relate primarily to ongoing store equipment and fixturing, information systems, and merchandise initiatives. This amount excludes any capital that may be required for acquisitions of businesses. However, the Company does not expect to pursue growth of its retail store business through new store construction or acquisitions in fiscal 2001. Such plans may be reviewed and revised from time to time in light of changing conditions.

STOCK REPURCHASE PROGRAM

     On January 12, 2000, the Company announced that its Board of Directors had authorized the repurchase of $20.0 million of Common Stock which authorization was subsequently increased by $0.2 million. As of February 3, 2001, 1,088,100 shares of Common Stock had been repurchased for approximately $20.2 million under this program. Future purchases of Common Stock are limited by the covenants contained in the Secured Credit Facility.

SENIOR NOTE REPURCHASE PROGRAM

     On February 8, 1999, the Company announced that its Board of Directors had authorized the repurchase of its Senior Notes from time to time in the open market and through privately negotiated transactions. During fiscal year 1999, the Company repurchased approximately $57.1 million of the Senior Notes, resulting in an extraordinary loss of $3.8 million, net of income tax benefit of $2.4 million.

INFLATION

     Inflation has and is expected to have only a minor effect on the results of the Company's operations and internal and external sources of liquidity.

RECENT PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The new standard requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. This statement, as amended will have no significant impact on the Company's consolidated financial statements.

MARKET RISK

     Because of the level of variable interest rate debt in the Company's capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At February 3, 2001, the Company had $341.3 million of variable rate debt with a weighted average interest rate of 6.9%. This debt was incurred under bank credit facilities to fund working capital requirements and repay the debt assumed in the Pamida acquisition. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. During fiscal 2000, the monthly average amount borrowed under the variable rate credit facilities was approximately $361.8 million, and the weighted average interest rate was 7.1%. If the weighted average interest rate were to increase by 10.0% for fiscal 2000, net loss would have increased by approximately $1.6 million.

     At February 3, 2001, the Company had fixed-rate long-term debt totaling $497.5 million. As these instruments are fixed-rate, they do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. In general, fluctuation in the market value of these instruments based on fluctuation in interest rates would impact the Company's earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Management continually monitors the interest rate environment with the objective of lowering borrowing costs without subjecting the Company to excessive exposure to fluctuating interest rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7a, as to Quantitative and Qualitative Disclosures about Market Risk is included on page 38 and are incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated financial statements are included on pages 44 to 62 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, as to Directors of the Registrant and the information required by Items 401 and 405 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated May 1, 2001 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated May 1, 2001 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated May 1, 2001 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated May 1, 2001 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   Consolidated Financial Statements:

          See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 42 , the Independent Auditors' Report on page 43 and the Consolidated Financial Statements on pages 44 to 62, all of which are incorporated herein by reference.

     2.   Financial Statement Schedule:

          See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 42 and the Financial Statement Schedule on page 63, all of which are incorporated herein by reference.

     3.   Exhibits:

          See "Exhibit Index" on pages 65 to 70 which is incorporated herein by reference.

          Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b)  Reports on Form 8-K:

     The Registrant filed Current Reports on Form 8-K with respect to the fourth fiscal quarter of fiscal 2000 as follows:

Report on Form 8-K, dated January 25, 2001, with respect to (i) the Company's January 25, 2001 news release announcing it had obtained a commitment for a new credit facility and (ii) the Company's January 31, 2001 news release regarding the Company's strategic reorganization plan. The Form 8-K reported Items 5 and 7.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                 PAGE
                                                                                                                 ----
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries

     Independent Auditors' Report.................................................................                43

     Consolidated Statements of  Operations
              for each of the three years in the period ended February 3, 2001....................                44

     Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000 .....................                45

     Consolidated Statements of Cash Flows
              for each of the three years in the period ended February 3, 2001....................                46

     Consolidated Statements of Shareholders' Equity
              for each of the three years in the period ended February 3, 2001....................              47-48

      Notes to Consolidated Financial Statements ...................................................            49-62

Index to Financial Statement Schedule

      Schedule II-Valuation and Qualifying Accounts ............................................                  63

All other schedules are omitted because they are not applicable or not required.


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

     We have audited the consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year (53 weeks) ended February 3, 2001, the year (52 weeks) ended January 29, 2000 and the year (52 weeks) ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for the year (53 weeks) ended February 3, 2001, the year (52 weeks) ended January 29, 2000 and the year (52 weeks) ended January 30, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 15, 2001

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                          Fiscal Years Ended
                                                                             ---------------------------------------------
                                                                                February 3,    January 29,   January 30,
                                                                                  2001            2000          1999
                                                                               (53 Weeks)      (52 Weeks)    (52 Weeks)
                                                                             ---------------  ------------  --------------
Revenues:
  Net sales                                                                  $     3,517,112  $  3,048,070  $    2,351,183
  Licensed department rentals and other income                                        13,423        13,592          11,599
                                                                             ---------------  ------------  --------------
                                                                                   3,530,535     3,061,662       2,362,782

Costs and Expenses:
  Cost of sales, including restructuring charge of $10,447 in fiscal 2000          2,652,155     2,257,991       1,735,831
  Selling, general and administrative expenses                                       673,542       568,220         446,636
  Special charges                                                                      9,224         8,068           5,723
  Restructuring charge                                                               114,585
  Depreciation and amortization expenses                                              94,079        75,414          60,814
                                                                             ---------------  ------------  --------------
                                                                                   3,543,585     2,909,693       2,249,004

(Loss) income from operations                                                        (13,050)      151,969         113,778
Interest expense - net                                                               (65,961)      (48,107)        (38,854)
                                                                             ---------------  ------------  --------------
(Loss) earnings from continuing operations before income taxes                       (79,011)      103,862          74,924
Provision (credit) for income taxes                                                  (29,036)       41,170          28,770
                                                                             ---------------  ------------  --------------
(Loss) earnings from continuing operations                                           (49,975)       62,692          46,154
Discontinued operations:
Income from discontinued operations, net of income taxes of $1,201,
    $6,515 and $7,221, respectively                                                    1,567         8,799           9,482
Gain on sale of discontinued business, net of income taxes of $14,496
    and $22,295, respectively                                                         32,590        34,465
                                                                             ---------------  ------------  --------------
(Loss) earnings before extraordinary item                                            (15,818)      105,956          55,636
Extraordinary (loss) on retirement of debt, net of income taxes of $2,443                           (3,776)
                                                                             ---------------  ------------  --------------
Net (loss) earnings                                                          $       (15,818) $    102,180  $       55,636
(Loss) earnings per share of common stock:                                   ===============  ============  ==============

Basic:
   (Loss) earnings from continuing operations                                $         (1.72) $       2.22  $         1.77
   Earnings from discontinued operations                                                0.05          0.31            0.37
   Gain on sale of discontinued business                                                1.12          1.22               -
   Extraordinary (loss) on retirement of debt                                              -        (0.13)               -
                                                                             ---------------  ------------  --------------
   Net (loss) earnings                                                       $         (0.55) $       3.62  $         2.14
                                                                             ===============  ============  ==============
Diluted:
   (Loss) earnings from continuing operations                                $         (1.72) $       2.19  $         1.74
   Earnings from discontinued operations                                                0.05          0.31            0.36
   Gain on sale of discontinued business                                                1.12          1.20               -
   Extraordinary (loss) on retirement of debt                                              -        (0.13)               -
                                                                             ---------------  ------------  --------------
   Net (loss) earnings                                                       $         (0.55) $       3.57  $         2.10
                                                                             ===============  ============  ==============

Weighted average number of common shares outstanding                                  29,014        28,237          26,035
Adjusted weighted average number of common shares outstanding                         29,014        28,595          26,517


                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                February 3,             January 29,
                                                                   2001                   2000
                                                              ---------------      -------------------
Assets
Current assets:
    Cash and cash equivalents                                 $         2,800      $            17,195
    Receivables, less allowance for losses of
         $2,362 and $2,713, respectively                               57,581                   56,463
    Merchandise inventories                                           713,925                  659,451
    Other current assets                                               17,043                   13,772
    Net assets of discontinued operations                                                       85,925
                                                              ---------------      -------------------
         Total current assets                                         791,349                  832,806

Other assets and deferred charges                                      14,486                   16,396
Intangible assets - net                                               214,091                  204,224
Property and equipment - net                                          976,791                  880,721
                                                              ---------------      -------------------
Total assets                                                  $     1,996,717      $         1,934,147
                                                              ===============      ===================
Liabilities and Shareholders' Equity
Current liabilities:
    Short-term debt                                           $       171,279      $           245,000
    Accounts payable - trade                                          245,641                  308,081
    Accrued compensation and related taxes                             42,336                   50,054
    Accrued other liabilities                                         125,141                  115,582
    Accrued income and other taxes                                     25,682                   20,666
    Current portion of long-term obligations and leases                 7,185                    5,590
                                                              ---------------      -------------------
         Total current liabilities                                    617,264                  744,973

Long-term obligations and leases, less current portions               660,321                  451,078
Other long-term obligations                                            34,810
Deferred income taxes                                                  22,575                   43,594
Shareholders' equity:
    Preferred stock; none outstanding
    Common stock; shares issued, 30,603 at
      February 3, 2001 and 30,400 at
        January 29, 2000                                                  306                      304
    Additional paid-in capital                                        384,563                  381,354
    Retained earnings                                                 317,128                  332,872
    Less treasury stock; 1,904 shares at February 3, 2001
      and  816 shares at January 29, 2000                             (40,250)                 (20,028)
                                                              ---------------      -------------------
      Total shareholders' equity                                      661,747                  694,502
                                                              ---------------      -------------------
Total liabilities and shareholders' equity                    $     1,996,717      $         1,934,147
                                                              ===============      ===================

                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Fiscal Years Ended
                                                       ------------------------------------------------------
                                                         February 3,          January 29,          January 30,
                                                            2001                 2000                 1999
                                                         (53 Weeks)           (52 Weeks)           (52 Weeks)
                                                       --------------       -------------        ------------
Cash flows from operating activities:
 (Loss) earnings from continuing operations            $      (49,975)      $      62,692        $     46,154
Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
         Depreciation and amortization                         94,079              75,414              60,814
         Provision for losses on receivables                      618                 397                 426
         (Gain) loss on the sale of property and                 (306)             (3,112)                415
            equipment
         Restructuring charge                                 125,032
         Deferred income taxes                                (19,343)             19,052              10,274
         Change in assets and liabilities (excluding
           effects of business acquisitions):
                  Receivables                                  (1,739)            (18,250)              7,120
                  Merchandise inventories                     (69,657)            (29,348)            (62,946)
                  Other current assets                             53              (3,164)              2,373
                  Other assets and intangibles                (16,317)             (9,679)             (2,702)
                  Accounts payable                            (62,485)             28,565               2,651
                  Accrued liabilities                          23,054             (55,690)              8,917
                                                       --------------       -------------        ------------
Net cash  provided by operating activities of
   Continuing operations                                       23,014              66,877              73,496
Net cash flows from discontinued operations                   (28,061)            (35,483)             (9,453)

Cash flows from investing activities:
Payments for property and equipment                          (195,972)           (135,859)            (90,862)
Proceeds from the sale of property and equipment                4,500               7,871               2,301
Proceeds from the sale of discontinued business               143,381             105,955
Business acquisitions, net of cash acquired                    (2,070)            (94,033)
                                                       --------------       -------------        ------------
Net cash (used in) investing activities                       (50,161)           (116,066)            (88,561)

Cash flows from financing activities:
Change in short-term debt                                      96,279             150,708
Change in common stock from stock options                       2,892               3,974               4,572
Change in common stock from public offering                                       147,147
Purchase of treasury stock                                    (20,222)            (20,028)
Retirement of debt and capital leases                         (38,136)           (210,151)             (4,179)
                                                       --------------       -------------        ------------
Net cash provided by financing activities                      40,813              71,650                 393
                                                       --------------       -------------        ------------
Net (decrease)  in cash and cash equivalents                  (14,395)            (13,022)            (24,125)
Cash and cash equivalents at beginning of year                 17,195              30,217              54,342
                                                       --------------       -------------        ------------
Cash and cash equivalents at end of year               $        2,800       $      17,195        $     30,217
                                                       --------------       -------------        ------------
Supplemental cash flow information:
    Noncash investing and financial activities -
         Retirement of treasury stock                                                            $    152,179
         Capital lease obligations incurred            $       42,364       $       3,568              35,779
    Cash paid during the period for:
         Interest                                      $       66,147       $      48,894        $     38,683
         Income taxes                                  $       24,473       $      17,705        $     29,973


                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                 Common Stock                                    Treasury Stock
                                             --------------------                           ----------------------
                                                                  Additional
                                                                   Paid-in     Retained
                                              Shares     Amount    Capital     Earnings      Shares       Amount
                                               ------   ---------  ---------  -----------   --------   -----------


Balances at January 31, 1998                   33,941   $     339  $ 283,520  $  264,316     (8,174)  $  (152,179)
Net earnings                                                                      55,636
Sale of common stock under option plans           362           4      4,568
Income tax benefit related to stock options                            2,435
Restricted stock expense                                                              603

Retirement of treasury stock                   (8,174)        (82)   (62,044)     (90,053)     8,174       152,179
                                               ------   ---------   --------  -----------     ------   -----------
Balances at January 30, 1999                   26,129         261    228,479      230,502          -             -
Net earnings                                                                      102,180
Sale of common stock under option plans           246           3      3,971
Income tax benefit related to stock options                            1,797
Sale of common stock under public offering      4,025          40    147,107
Restricted stock expense                                                              190
Purchase of treasury stock                                                                     (816)      (20,028)
                                               ------   ---------   --------  -----------     ------   -----------
Balances at January 29, 2000                   30,400         304    381,354      332,872      (816)      (20,028)
Net loss                                                                          (15,818)
Sale of common stock under option plans           203           2      2,890
Income tax benefit related to stock options                              319
Restricted stock expense                                                               74
Purchase of treasury stock                                                                   (1,088)      (20,222)
                                               ------   ---------   --------  -----------     ------   -----------
Balances at February 3, 2001                   30,603   $     306   $384,563  $   317,128    (1,904)  $   (40,250)
                                               ======   =========   ========  ===========    ======   ===========


                See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                     Total
                                                            -----------------------
                                                            Shares        Amount
Balances at January 31, 1998                                 25,767    $    395,996
Net earnings                                                                 55,636
Sale of common stock under option plans                         362           4,572
Income tax benefit related to stock options                                   2,435
Restricted stock expense                                                        603
Retirement of treasury stock                                 ------    ------------

Balances at January 30, 1999                                 26,129         459,242
Net earnings                                                                102,180
Sale of common stock under option plans                         246           3,974
Income tax benefit related to stock options                                   1,797
Sale of common stock under public offering                    4,025         147,147
Restricted stock expense                                                        190
Purchase of treasury stock                                     (816)        (20,028)
                                                             ------    ------------
Balances at January 29, 2000                                 29,584         694,502
Net loss                                                                    (15,818)
Sale of common stock under option plans                         203           2,892
Income tax benefit related to stock options                                     319
Restricted stock expense                                                         74
Purchase of treasury stock                                   (1,088)        (20,222)
                                                             ------    ------------
Balances at February 3, 2001                                 28,699    $    661,747
                                                             ======    ============


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

     ShopKo is engaged in the business of providing general merchandise and professional health services through its two retail store chains. ShopKo Retail stores are operated in the Midwest, Western Mountain and Pacific Northwest states. Pamida, Inc. ("Pamida") Retail stores are operated in the Midwest, North Central and Rocky Mountain states

     Cash and Cash Equivalents

     The Company records all highly liquid investments with a maturity of three months or less as cash equivalents.

     Receivables

     Receivables consist of amounts collectible from merchandise vendors for promotional and advertising allowances; from third party pharmacy insurance carriers; and from retail store customers for optical and pharmacy purchases. Substantially all amounts are expected to be collected within one year.

     Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been higher by approximately $19.1 million at February 3, 2001 and $28.9 million at January 29, 2000.

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

    The components of property and equipment are:



                                                                          Feb. 3, 2001     Jan. 29, 2000
                                                                          ------------     -------------
                                                                                  (in thousands)
    Property and equipment at cost:
       Land                                                                    $139,485         $135,591
       Buildings                                                                687,237          572,761
       Equipment                                                                533,440          500,484
       Leasehold improvements                                                    98,730           90,333
       Property under construction                                               26,512           54,759
       Property under capital leases                                            144,209          103,248
                                                                          -------------- ----------------
                                                                              1,629,613        1,457,176

    Less accumulated depreciation and amortization:
       Property and equipment                                                   561,194          547,109
       Property under capital leases                                             34,473           29,346
    Less reserve for impairment on assets to be disposed                         57,155
                                                                          -------------- ----------------
    Net property and equipment                                                 $976,791         $880,721
                                                                          ============== ================

     Intangible Assets - Net

     Intangible assets related to acquisitions are amortized using the straight-line method over 15 to 40 years. Underwriting and issuance costs of long-term obligations are amortized over the term of the obligations. Accumulated amortization for intangible assets was $13.0 million and $7.0 million at February 3, 2001 and January 29, 2000, respectively.

    Impairment of Long Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to the present value of the cash flows using discounted rates that reflect the inherent risks of the underlying business. In the opinion of management, except for assets identified for disposal as disclosed in Note C to the consolidated financial statements, no such impairment existed as of February 3, 2001 or January 29, 2000.

     Revenue Recognition

     Revenues from the Company's retail stores are recognized at the time customers take possession of merchandise purchased or services are rendered, net of returns. Revenues from licensed departments are recorded at the net amounts to be received from licensees.

     Pre-opening Costs

     The Company expenses pre-opening costs of retail stores as incurred.

     Special Charges

     The Company incurs various costs in connection with business acquisitions related to process and systems integration, employee retention programs, and store conversions. These costs are classified as special charges in the accompanying consolidated statements of operations. In fiscal 2000, the Company incurred $4.8 million of integration and employee retention costs associated with the Pamida acquisition and $4.4 million of store conversion costs associated with the Places acquisition. Special charges of $8.1 million incurred in fiscal 1999 relate to integration and employee retention costs associated with the Pamida acquisition. The Company incurred $5.7 million of store conversion and integration costs in fiscal 1998 related to the Penn-Daniels acquisition in December 1997.

     Net Earnings (Loss) Per Common Share

     Basic net earnings (loss) per common share and diluted net (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

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

     Discontinued Operations

     On July 19, 1999, ProVantage Health Services, Inc. ("ProVantage"), a then wholly-owned subsidiary of the Company, completed an initial public offering of its common shares. The Company received proceeds of approximately $106.0 million and recognized a gain on the transaction of $34.5 million, net of income taxes. As a result of this transaction, the Company's ownership interest in ProVantage was reduced to 64.5%.

     ProVantage provided health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services.

     On June 16, 2000, the Company sold its remaining interest in ProVantage pursuant to a tender offer by a third party to acquire all of the outstanding shares of ProVantage, for proceeds of approximately $143.4 million, resulting in a gain of $32.6 million, net of income taxes.

     The results of operations of ProVantage have been presented as discontinued operations. Accordingly, previously reported statement of operations information has been reclassified to reflect this presentation. Net sales of ProVantage for the 20 weeks ended June 17, 2000 were $397.9 million. Net sales of ProVantage for the 52 weeks ended January 29, 2000 and the 52 weeks ended January 30, 1999 were $850.0 million and $607.4 million, respectively.

     Assets and liabilities related to ProVantage have been presented as net assets from discontinued operations. Accordingly, previously reported balance sheet information as of January 29, 2000 and cash flow information for the years ended January 29, 2000 and January 30, 1999 have been reclassified to reflect this presentation.

     Recent Accounting Pronouncement

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The new standard requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. This statement, as amended, will have no significant impact on the Company's consolidated financial statements.

B.   ACQUISITIONS

     On June 29, 2000, the Company acquired all of the outstanding stock of P.M. Place Stores ("Places") for $2.1 million in cash and approximately $28.8 million in assumed debt and accrued liabilities. Places was headquartered in Bethany, Missouri and operated 49 discount stores in Missouri, Iowa, Kansas and Illinois. After liquidating the Places stores' inventories and a brief remodeling period, 48 of the stores reopened during the third quarter under the Pamida store concept. The Bethany, Missouri headquarters and one store location were closed. The pro forma effect of this acquisition is not material to the Company's consolidated statements of operations.

     On July 6, 1999, the Company acquired all of the outstanding common stock of Pamida for $94.0 million in cash, $285.8 million in assumed debt and $138.6 million in assumed trade and other accrued liabilities. Pamida is a retail chain headquartered in Omaha, Nebraska operating Pamida retail stores in 15 Midwest, North Central and Rocky Mountain states.

     These acquisitions were accounted for under the purchase method of accounting and the allocations of the purchase prices were based on fair values at the dates of acquisition. The aggregate excess of the purchase prices over the fair value of the net assets acquired (goodwill) of approximately $199.3 million is being amortized on a straight-line basis over 40 years. The results of operations since the dates of acquisition have been included in the consolidated statements of operations.

The following presents selected unaudited pro forma consolidated statement of operations information that has been prepared assuming the Pamida acquisition occurred on January 31, 1999 and February 1, 1998, respectively:


   (in thousands, except per share data)                                             Year to Date
                                                                                   (52 Weeks Ended)
                                                                     ----------------------------------------------
                                                                          January 29,            January 30,
                                                                             2000                    1999
                                                                          -----------             ----------
   Net sales                                                              $3,331,547              $3,023,577
   Earnings from continuing operations                                        57,926                  47,195
   Net earnings                                                               97,414                  56,677
   Diluted earnings per share from continuing operations                        2.03                    1.78

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been consummated on such date, or for any other future dates or periods, nor do the results give effect to the special charges related to the Pamida acquisition, synergies, cost savings or other charges expected to result from the acquisition of Pamida.

C.   RESTRUCTURING RESERVE

     The Company undertook a study in the fourth quarter of fiscal 2000 to analyze individual store performance and its corporate staffing structure. As a result of the study, on January 31, 2001, the Company announced a strategic reorganization plan whereby the Company will close 23 ShopKo retail stores and a related distribution center serving those stores and downsize its corporate workforce. These closings will result in the termination of approximately 2,500 employees, including approximately 180 employees at the ShopKo and Pamida corporate headquarters. Most of the corporate-level employees were terminated on that date with the remaining employees terminated as the liquidation of the stores' inventory is completed, which is expected to be completed by the end of the first quarter of fiscal 2001. In connection with its reorganization plan, the Company incurred a total pre tax charge of $125.0 million, consisting of a provision for inventory write downs, expected cost for lease terminations, carrying costs for closed stores through their disposition, write down of the net book value of assets that are unable to be redeployed, and separation costs for employees, both at the store and the corporate level.

Following is a breakdown of the restructuring charges (in thousands):


              Asset writedowns                                    $   57,155
              Lease termination and property carrying costs           45,752
              Inventory liquidation costs                             10,447
              Employee separation costs                                9,262
              Other costs                                              2,416
                                                                  ----------
                        Total                                     $  125,032
                                                                  ----------

     Inventory liquidation costs have been included in cost of sales in the accompanying consolidated statement of operations. A total of $1.2 million of employee termination and other costs were paid as of February 3, 2001. Net carrying value of property and equipment held for disposal at February 3, 2001 total $22.1 million. Included in accrued other liabilities at February 3, 2001, is $32.6 million related to accrued restructuring costs. Net sales of the stores to be closed totaled $208.9, $207.7 and $111.5 million in fiscal 2000, 1999 and 1998, respectively.

D.   SHORT-TERM DEBT

     As of February 3, 2001, the Company had outstanding $341.3 million under various unsecured short term credit facilities. The corresponding amount at January 29, 2000 was $245.0 million. The related weighted average interest rates on borrowings outstanding at February 3, 2001 and January 29, 2000 were 6.9% and 6.4%, respectively. As discussed in Note L to the consolidated financial statements, on March 12, 2001, the Company entered into a new secured financing arrangement whereby all amounts outstanding under the previous short term facilities were paid off and the facilities terminated. At February 3, 2001, the Company has classified as current that portion of the debt outstanding that it expects to repay and not reborrow during fiscal 2001 under its new financing arrangement.

     The Company also issues letters of credit during the ordinary course of business as required by foreign vendors. As of February 3, 2001 and January 29, 2000, the Company had outstanding letters of credit for $40.7 million and $25.2 million, respectively.

E.   LONG-TERM OBLIGATIONS AND LEASES (in thousands)

                                                                                   Feb. 3, 2001   Jan. 29, 2000
                                                                                   ------------   -------------
               Senior Unsecured Notes, 9.0% due November 15, 2004, less
                        unamortized discount of $49 and $87, respectively           $    72,661    $    72,623
               Senior Unsecured Notes, 8.5% due March 15, 2002, less
                        unamortized discount of $18 and $33, respectively                70,189         70,142
               Senior Unsecured Notes, 9.25% due March 15, 2022, less
                        unamortized discount of $405 and $424, respectively              99,595         99,576
               Senior Unsecured Notes, 6.5% due August 15, 2003, less
                        unamortized discount of $70 and $98, respectively                99,930         99,902
               Mortgage and other obligations                                            22,234         19,726
               Revolving credit facility                                                170,000
               Capital lease obligations                                                132,897         94,699
                                                                                    -----------    -----------
                                                                                        667,506        456,668
               Less current portion                                                       7,185          5,590
                                                                                    -----------    -----------
               Long-term obligations                                                   $660,321       $451,078
                                                                                    ===========    ===========

     The notes contain certain covenants which, among other things, restrict the ability of the Company to consolidate, merge or convey, transfer or lease its properties and assets substantially as an entirety, to create liens or to enter into sale and leaseback transactions.

     The interest rates on the mortgage and other obligations range from 5.4% to 9.5% with maturities ranging from March 2002 to March 2009 and are collaterized by property with a net book value of $49.6 million at February 3, 2001.

     Amounts outstanding under the revolving credit facility represent amounts due under short term credit facilities at February 3, 2001 that were refinanced under a new long term financing arrangement entered into in March 2001 (see Notes D and L).

     Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended February 3, 2001 are as follows (in thousands):

                                                                              LONG-TERM
                                YEAR                                         OBLIGATIONS
                                ----                                         -----------
                                2001                                          $   2,168
                                2002                                             77,080
                                2003                                            101,939
                                2004                                            243,991
                                2005                                                982
                                Later                                           108,449
                                                                              ---------
                                Total maturities                              $ 534,609
                                                                              =========

     The Company leases certain stores and equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase. In addition to its capital leases, the Company is obligated under operating leases, primarily for land, buildings and computer equipment.

     Minimum future obligations under capital and operating leases in effect at February 3, 2001 are as follows (in thousands):

                                                                              Capital Lease      Operating Lease
         Year                                                                  Obligations         Obligations
         ----                                                                 - -----------      ---------------
         2001                                                                 $    16,942         $    22,197
         2002                                                                      16,956              18,781
         2003                                                                      16,583              17,035
         2004                                                                      16,161              16,020
         2005                                                                      15,874              14,103
         Later                                                                    164,752             110,211
                                                                              -----------         -----------
         Total minimum future obligations                                         247,268         $   198,347
                                                                                                  ===========
         Less interest                                                           (114,371)
                                                                              -----------
         Present value of minimum future obligations                          $   132,897
                                                                              ===========


     The present values of minimum future obligations shown above are calculated based on interest rates ranging from 6.5% to 14.1% for capital leases determined to be applicable at the inception of the capital leases.

     Contingent rent expense, based primarily on sales performance, for capital and operating leases was $1.0 million in fiscal year 2000, $0.8 million in fiscal year 1999 and $0.5 million in fiscal year 1998. Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $26.1, $19.7 and $8.0 million in fiscal years 2000, 1999 and 1998, respectively. Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the term of the leases.

F.   INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability related to continuing operations are as follows (in thousands):

                                                                                 2000            1999
                                                                             ---------          -------

                  Deferred tax liabilities:
                          Property and equipment                             $  51,405          $45,232
                          Intangibles                                           10,950           13,802
                          Inventory valuation                                   35,122           17,217
                          Other                                                  5,969            2,314
                                                                             ---------          -------
                          Total deferred tax liabilities                       103,446           78,565
                                                                             ---------          -------
                  Deferred tax assets:
                           Reserves and allowances                             (22,520)         (19,693)
                           Restructuring and impairment reserves               (47,654)
                           Capital leases                                       (9,866)          (8,802)
                           Compensation and benefits                            (4,349)          (6,515)
                                                                             ---------          -------
                           Total deferred tax assets                           (84,389)         (35,010)
                                                                             =========          =======
                  Net deferred tax liability                                 $  19,057          $43,555
                                                                             =========          =======

     The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision (credit) for federal and state income taxes related to continuing operations includes the following (in thousands):

                                                                              2000           1999         1998
                                                                            ---------      ---------    ---------

                    Current
                            Federal                                         $  (8,699)     $  16,088    $  15,000
                            State                                                (994)         6,030        3,496
                    Deferred                                                  (19,343)        19,052       10,274
                                                                            ---------      ---------    ---------
                    Total provision (credit)                                $ (29,036)     $  41,170    $  28,770
                                                                            =========      =========    =========


     The effective tax rate related to continuing operations varies from the statutory federal income tax rate for the following reasons:

                                                                              2000      1999       1998
                                                                             ------    ------     ------
                    Statutory income tax rate                                (35.0%)    35.0%      35.0%
                    State income taxes, net of federal tax benefits           (3.7)      4.2        4.0
                    Goodwill                                                   2.4       0.9
                            Other                                             (0.4)     (0.5)      (0.6)
                                                                             -----      ----       ----
                    Effective income tax rate (benefit)                      (36.7%)    39.6%      38.4%
                                                                             =====      ====       ====

G.   PREFERRED AND COMMON STOCK

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

     On March 26, 1998, the Company's Board of Directors authorized the repurchase of up to $20.0 million of common stock. During fiscal 1999, 815,600 shares of common stock were repurchased for approximately $20.0 million. On January 12, 2000, the Company's Board of Directors authorized the repurchase of another $20.0 million of common stock which authorization was subsequently increased by $0.2 million. As of February 3, 2001, 1,088,100 shares of common stock had been repurchased for approximately $20.2 million under this program.

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

                                                                                                        Weighted Ave.
                                                               Shares            Price Range            Exercise Price
                                                               ------          ----------------         --------------
                Outstanding, January 31, 1998                    2,296         $ 10.00 -  28.69             $17.32
                Granted                                            324           28.19 -  36.44              30.66
                Exercised                                         (361)          10.00 -  16.25              12.65
                Cancelled and forfeited                           (157)          10.00  - 31.75              19.52
                                                                 -----         ----------------             ------
                Outstanding, January 30, 1999                    2,102           10.00 -  36.44              20.02
                Granted                                          1,031            23.31 - 37.63              27.69
                Exercised                                         (246)           10.00 - 20.00              16.17
                Cancelled and forfeited                           (249)           10.00 - 35.13              28.05
                                                                 -----         ----------------             ------
                Outstanding, January 29, 2000                    2,638           10.00 -  37.63              22.62
                Granted                                            800             5.31 - 18.19               8.37
                Exercised                                         (203)           10.00 - 17.88              14.26
                Cancelled and forfeited                           (429)            5.31 - 34.88              24.79
                                                                 -----         ----------------             ------
                Outstanding, February 3, 2001                    2,806        $ 5.31 -  $ 37.63             $18.83
                                                                 =====        =================             ======

                                                             Options        Weighted Ave.
                                                            Exercisable     Exercise Price
                                                            -----------     --------------
                                 February 3, 2001               988            $19.10
                                 January 29, 2000             1,110             17.65
                                 January 30, 1999               549             13.39

     The following tables summarize information about stock options outstanding at February 3, 2001 (shares in thousands):


                                                                        Options Outstanding
                                      -----------------------------------------------------------------------------------------
         Range of Exercise            Shares Outstanding at Feb. 3,    Weighted Average Remaining        Weighted Average
               Prices                              2001                     Contractual Life              Exercise Price
------------------------------------- ------------------------------- ------------------------------ --------------------------
          $5.31 to $15.00                           904                         7.5 years                     $  7.55
           15.01 to 23.31                         1,194                            7.8                          20.91
           23.32 to 37.63                           708                            7.6                          29.70
------------------------------------- ------------------------------- ------------------------------ --------------------------
          $5.31 to $37.63                         2,806                            7.7                        $ 18.83
===================================== =============================== ============================== ==========================


                                                                     Options Exercisable
                                           ------------------------------------------------------------------------
             Range of Exercise Prices        Shares Exercisable at Feb. 3,      Weighted Average Exercise Price
                                                         2001
         --------------------------------- ---------------------------------- -------------------------------------
                 $5.31 to $15.00                          304                                $11.85
                  15.01 to 23.31                          440                                 19.57
                  23.32 to 37.63                          244                                 27.30
         --------------------------------- ---------------------------------- -------------------------------------
                 $5.31 to $37.63                          988                                $19.10
         ================================= ================================== =====================================

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, (loss) earnings and diluted (loss) earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                                             2000            1999            1998
                                                                           --------         -------         -------
                (Loss) earnings from continuing operations
                     (in thousands)
                                 As reported                               $(49,975)        $62,692         $46,154
                                 Pro forma                                  (51,056)         61,089          44,490
                Diluted (loss) earnings from continuing operations
                      per common share
                                 As reported                                $ (1.72)          $2.19           $1.74
                                 Pro forma                                    (1.76)           2.14            1.68


     The weighted average fair value of options granted was $3.50, $10.82 and $10.96 per share in fiscal years 2000, 1999 and 1998, respectively.

     The fair value of stock options used to compute pro forma (loss) earnings from continuing operations and diluted (loss) earnings from continuing operations per common share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:

                                                                        2000               1999              1998
                                                                     ----------         ----------        ----------
           Risk-free interest rate                                      5.2%               6.4%              5.3%
           Expected volatility                                         55.4%              36.0%             34.0%
           Dividend yield                                               0.0%               0.0%              0.0%
           Expected option life, standard option (years)             1.0 to 5.0         1.0 to 5.0        1.0 to 5.0

     In fiscal 1993, the Company adopted a Restricted Stock Plan which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. There were 25,000 shares of restricted stock outstanding at both February 3, 2001 and January 29, 2000.

H.   EMPLOYEE BENEFITS

     Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan for ShopKo employees provides for two types of company contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to one-half of the first 6 percent of compensation contributed by participating employees. Pamida's plan matches one-half of the first 5 percent of compensation contributed by participating employees. Contributions were $5.3, $13.4 and $14.1 million for fiscal years 2000, 1999 and 1998, respectively.

     The Company also provides certain postretirement benefits, other than pensions. Costs associated with these benefits are accrued during the employee's service period. The annual cost and accumulated benefit obligation associated with these benefits are not material.

I. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, receivables, accounts payable, accrued liabilities and short-term debt approximate their fair value. The fair values of the Company's long-term obligations are estimated using quoted market values or discounted cash flow analysis based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

     The carrying amounts and fair values of the Company's long-term obligations (excluding capital leases) at February 3, 2001 and January 29, 2000 are as follows (amounts in thousands):

                                                                                    February 3,     January 29,
                                                                                       2001            2000
                                                                                    -----------     -----------
              Carrying amount                                                       $ 534,609       $ 361,969
              Fair value                                                              428,933         367,633


J.   BUSINESS SEGMENT INFORMATION

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):


                                                                                      Fiscal Years
                                                              --------------------------------------------------------------
                                                                   2000                 1999                   1998
                                                              ---------------      --------------       -------------------
Net sales
    ShopKo Retail                                             $     2,710,885      $    2,606,883       $         2,351,183
    Pamida Retail                                                     806,227             441,187
                                                              ---------------      --------------       -------------------
      Total net sales                                         $     3,517,112      $    3,048,070       $         2,351,183
                                                              ===============      ==============       ===================

(Loss) income from operations
    ShopKo Retail                                             $       118,735      $      159,084       $           140,763
    Pamida Retail                                                      23,150              21,467
    Corporate (1)                                                    (154,935)            (28,582)                  (26,985)
                                                              ---------------      --------------       -------------------
      (Loss) income from operations                           $       (13,050)     $      151,969       $           113,778
                                                              ===============      ==============       ===================
Depreciation and amortization expenses
    ShopKo Retail                                             $        70,602      $       64,126       $            60,106
    Pamida Retail                                                      22,350              10,764
    Corporate                                                           1,127                 524                       708
                                                              ---------------      --------------       -------------------
      Total depreciation and amortization expenses            $        94,079      $       75,414       $            60,814
                                                              ===============      ==============       ===================
Capital expenditures
    ShopKo Retail                                             $       110,089      $       94,168       $            85,531
    Pamida Retail                                                      84,769              25,978
    Corporate                                                           1,114              15,713                     5,331
                                                              ---------------      --------------       -------------------
      Total capital expenditures                              $       195,972      $      135,859       $            90,862
                                                              ===============      ==============       ===================


                                                                 As of February 3,   As of January 29,    As of January 30,
                                                                     2001                2000                   1999
Assets                                                        -------------------- -------------------  --------------------
    ShopKo Retail                                             $     1,276,816      $    1,271,856       $         1,166,468
    Pamida Retail                                                     694,106             548,170
    Corporate (2)                                                      25,795             114,121                   141,290
                                                              ---------------      --------------       -------------------
      Total assets                                            $     1,996,717      $    1,934,147       $         1,307,758
                                                              ===============      ==============       ===================

(1) Included in Corporate are restructuring charges of $125.0 million in fiscal 2000 and special charges of $9.2, $8.1 and $5.7 million in fiscal 2000, 1999 and 1998, respectively.

(2) Included in Corporate are net assets of discontinued operations of $85.9 and $113.2 million at January 29, 2000 and January 30, 1999, respectively.

K.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly financial information is as follows:

   (In thousands, except per share data)


                                                          Fiscal Year (53 Weeks) Ended February 3, 2001
                                        -------------------------------------------------------------------------------------
                                            First             Second            Third              Fourth               Year
                                         (13 Weeks)         (13 Weeks)       (13 Weeks)          (14 Weeks)          (53 Weeks)
                                          -------------     ------------   --------------     -------------------  ------------
   Net sales                                $749,591         $819,543          $814,191          $1,133,787         $3,517,112
   Gross margin                              191,808          213,417           194,691             265,041 (4)        864,957
   Earnings(loss) from continuing
     Operations                                  562            5,155            (8,424)            (47,268)(5)        (49,975)
   Net earnings(loss)                          1,796           38,078 (3)        (8,424)            (47,268)(5)        (15,818)
   Basic and diluted earnings(loss)
      from continuing operations
      per common share                          0.02             0.18             (0.29)              (1.65)(5)          (1.72)
   Weighted average shares                    29,585           29,075            28,698              28,699             29,014
   Price range per common
      Share (1)                          20 3/4-161/4      21-14 5/16     14 7/16-5 7/8     10 99/100-3 3/8           21-3 3/8
                                        -------------     ------------   --------------     -------------------     -----------


                                                          Fiscal Year (52 Weeks) Ended January 29, 2000
                                        -------------------------------------------------------------------------------------
                                              First            Second            Third            Fourth              Year
                                            (13 Weeks)       (13 Weeks)       (13 Weeks)        (13 Weeks)         (52 Weeks)
                                          -------------     ------------   --------------     -------------  ----------------
   Net sales                                $549,460         $665,486          $806,032          $1,027,092        $3,048,070
   Gross margin                              138,441          169,307           200,525             281,806           790,079
   Earnings from continuing
      operations                               1,960            5,794             7,756              47,182            62,692
   Net earnings                                  537 (2)       42,845 (3)         9,358              49,440           102,180
   Basic earnings from continuing
     operations per common
     share                                      0.07             0.22              0.26                1.59              2.22
   Weighted average shares                    26,140           26,810            30,376              29,621            28,237

   Diluted earnings from continuing
      operations per common
      share                                     0.07             0.21              0.25                1.58              2.19
   Adjusted weighted average
      shares                                  26,591           27,299            30,702              29,786            28,595
   Price range per common
      Share (1)                       36 1/16-28 1/4      40 5/8-33 5/16      38 1/4-23      25 3/8-18 3/16    40 5/8-18 3/16
                                      ---------------     ------------   --------------     ---------------    ---------------

(1) Price range per common share reflects the highest and lowest stock market prices on the New York Stock exchange during each quarter.

(2) Includes extraordinary loss, net of income taxes, on retirement of debt of $3.8 million.

(3) Includes gain, net of income taxes, on sale of discontinued business of $32.6 and $34.5 million in fiscal 2000 and 1999, respectively.

(4)  Includes restructuring charge of $10.4 million.

(5) Includes restructuring charge, net of income taxes, of $75.9 million ($2.65 per share).

L.   SUBSEQUENT EVENT

     On March 12, 2001, the Company entered into a $600.0 million senior secured revolving credit and term loan facility (the "Secured Credit Facility"). The Secured Credit Facility, which terminates on March 12, 2004, provides for revolving credit loans of up to $500.0 million and term loan of $100.0 million, and may be extended for an additional year at the Company's option, subject to certain conditions. Amounts available under the Senior Credit Facility are limited based on a percentage of inventory and accounts receivable. Borrowings under the facility are secured by accounts receivable and inventory and bear interest at rates based on prime or Eurodollar rate plus an applicable margin based on operating performance of the Company. This credit agreement contains various affirmative and negative covenants and precludes the Company from paying dividends.

     As a result of obtaining the financing, the Company retired all outstanding amounts due under its various short-term financing facilities and terminated those facilities (see Note D).

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


(In thousands)

                                                 BALANCE         CHARGES
                                                    AT              TO                          BALANCE AT
                                                BEGINNING        COSTS &      DEDUCTIONS          END OF
                                                 OF YEAR         EXPENSES     (ADDITIONS)          YEAR

                                              ------------    ------------  -------------      -------------
Year (52 weeks) ended January 30, 1999:
    Allowance for losses                      $      7,406    $        426  $       1,659 *    $       6,173
    Inventory valuation reserves**                   4,500                            500              4,000

Year (52 weeks) ended January 29, 2000:
    Allowance for losses                      $      6,173    $        397  $       3,857 *    $       2,713
    Inventory valuation reserves**                   4,000                          1,600              2,400

Year (53 weeks) ended February 3, 2001:
    Allowance for losses                      $      2,713    $        618  $         969 *    $       2,362
    Inventory valuation reserves**                   2,400                          1,585                815

*Net of charges to accounts other than bad debt expense, primarily promotion and advertising.

**Excludes amounts related to acquisitions.

Note: Schedule excludes accounts of discontinued operations

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        ShopKo Stores, Inc. (Registrant)
Date:  May 2, 2001
                                    By:  /S/   WILLIAM J. PODANY
                                         --------------------------------------
                                         William J. Podany, Chairman, President
                                         and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                 SIGNATURE                                       TITLE                            DATE
           ----------------------                 ------------------------------------         -----------

           /S/  WILLIAM J. PODANY                 Chairman of the Board, President and         May 2, 2001
           ----------------------                       Chief Executive Officer
           William J. Podany

           /S/ BRIAN W. BENDER                        Senior Vice President, Chief             May 2, 2001
           --------------------                       Financial Officer (Principal
           Brian W. Bender                                Accounting Officer)


           /S/   JACK W. EUGSTER*                               Director                       May 2, 2001
           ----------------------------
           Jack W. Eugster

           /s/   JEFFREY C. GIRARD*                             Director                       May 2, 2001
           -------------------------
           Jeffrey C. Girard

           /S/   DALE P. KRAMER*                                Director                       May 2, 2001
           --------------------
           Dale P. Kramer

           /s/   JOHN G. TURNER*                                Director                       May 2, 2001
           ---------------------
           John G. Turner

           /s/   STEPHEN E. WATSON*                             Director                       May 2, 2001
           ------------------------
           Stephen E. Watson

           /S/   GREGORY H. WOLF*                               Director                       May 2, 2001
           ----------------------
           Gregory H. Wolf

*By Peter G. Vandenhouten pursuant to Powers of Attorney.

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-K REPORT

                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                                      Exhibit                                     Signed Original
------            --------------------------------------------------------------        -------------------
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

3.2 Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the 13 weeks ended July 29, 2000.

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



                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                                      Exhibit                                     Signed Original
------            --------------------------------------------------------------        -------------------
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

4.2.1 Rights Agreement Amendment, incorporated by reference to May 1998 Form 8-K.

4.3*              Loan and Security Agreement dated as of March 9, 2001
                  ("Secured Credit Facility") among Shopko Stores, Inc., Pamida, Inc., subsidiaries of Shopko Stores, Inc., named therein, as guarantors, the banks, named therein, and Fleet Retail Finance Inc.,
                  as Administrative Agent.  (The exhibits and schedules to the
                  Secured Credit Facility have been omitted.  Such exhibits and schedules are described in the Secured Credit Facility.  The
                  Company hereby agrees to furnish to the Securities and Exchange
                  Commission, upon its request, any or all of such omitted exhibits or schedules.)

10.1 ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference to the Registrant's
                  Registration Statement on Form S-1 (Registration
                  No. 33-42283). (1)


                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                                      Exhibit                                     Signed Original
------            --------------------------------------------------------------        -------------------
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



                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                                      Exhibit                                     Signed Original
------            --------------------------------------------------------------        -------------------
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

10.9              Form of Indemnification Agreement between the
                  Company and directors and certain officers of the Company, incorporated by reference to the Registrant's Form 10-Q, Quarterly Report to the
                  Securities and Exchange Commission for the 13 weeks ended August 1, 1998.

10.10             ShopKo Senior Officers Deferred Compensation
                  Plan, incorporated by reference from the Registrant's Form
                  10-K, Annual Report to the Securities and Exchange Commission for the 53 weeks ended February 29, 1992. (1)

10.11 ShopKo Directors Deferred Compensation Plan, incorporated by reference to the Registrant's
                  Registration Statement on Form S-1 (Registration
                  No. 33-45833). (1)

10.12 ShopKo Stores, Inc. 1993 Restricted Stock Plan, as amended, incorporated by reference to the Registrant's definitive Proxy Statement dated May 19, 1994 filed in connection with the Registrant's 1994 Annual Meeting of Shareholders. (1)

10.13 ShopKo Stores, Inc. 1998 Stock Incentive Plan incorporated by reference to the Registrant's definitive Proxy Statement dated April 10, 1998 filed in connection with the Registrant's 1998
                  Annual Meeting of Shareholders. (1)


                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                                      Exhibit                                     Signed Original
------            --------------------------------------------------------------        -------------------
10.14             ShopKo Stores, Inc. 1999 Executive Incentive Plan incorporated by reference to the Registrant's definitive Proxy Statement dated April 19, 1999 filed in conjunction with the
                  Registrant's 1999 annual Meeting of Shareholders.

10.15 ShopKo Stores, Inc. 2000 Executive Long-Term Incentive Plan, incorporated by reference from the Registrant's definitive
                  Proxy Statement dated April 17, 2000 filed in connection with the Registrant's 2000 Annual Meeting of Shareholders. (1)

10.16             ShopKo Stores, Inc. Executive Retirement Plan, dated February 1999, incorporated by reference from the Registrant's Annual Report on
                  Form 10-K for the 52 weeks ended January 29, 2000.  (1)

10.17             Independent Contractor Agreement between the Company and Mr. Kramer dated January 30, 2000, incorporated by reference from the
                  Registrant's Annual Report on Form 10-K for the 52 weeks ended
                  January 29, 2000. (1)


                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                                      Exhibit                                     Signed Original
------            --------------------------------------------------------------        -------------------
10.18             Letter Agreements for consulting services between Girard Financial
                  Consulting and the Registrant dated September 29, 2000
                  and December 4, 2000, incorporated by reference from the
                  Registrant's Form 10-Q, Quarterly Report for the 13 weeks
                  ended October 28, 2000.

12*               Statements Re Computation of Ratios.

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.

24.1*             Directors' Powers of Attorney.


*Filed herewith

(1)      A management contract or compensatory plan or arrangement.