Form 10-Q
period 2001-05-05
SHOPKO STORES INC
filed 2001-06-19
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended May 5, 2001

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

Yes    X      No
    -------      --------

The number of shares outstanding of each of the issuer's classes of Common Stock as of May 30, 2001 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------

     Common Shares                                        28,748,590

     Exhibit Index                                        Page 1 of Page 28
     on Page 17

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                       FOR THE 13 WEEKS ENDED MAY 5, 2001

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I        Item 1 - Financial Statements

                      Condensed Consolidated Statements of Operations for the                3
                      13 weeks ended May 5, 2001 and April 29, 2000

                      Condensed Consolidated Balance Sheets as of May 5,                     4
                      2001, April 29, 2000 and February 3, 2001

                      Condensed Consolidated Statements of Cash Flows for the                5
                      13 weeks ended May 5, 2001 and April 29, 2000

                      Condensed Consolidated Statement of Shareholders'                      6
                      Equity for the 13 weeks ended May 5, 2001

                      Notes to Condensed Consolidated Financial Statements                   7-9

              Item 2 - Management's Discussion and Analysis of Financial                     10-15
                Condition and Results of Operations

              Item 3 - Quantitative and Qualitative Disclosure About                         15
                       Market Risk

Part II       Item 6 - Exhibits and Reports on Form 8-K                                      16

              Signatures                                                                     16

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                First Quarter (13 Weeks) Ended
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                   May 5,            April 29,
                                                                         2001                2000
--------------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
Revenues:
   Net sales                                                      $        781,824   $         749,591
   Licensed department rentals and other income                              3,161               3,085
                                                                    ---------------     ---------------
                                                                           784,985             752,676
Costs and expenses:
   Cost of sales                                                           606,804             557,783
   Selling, general and administrative expenses                            143,127             155,276
   Special charges                                                                               1,240
   Depreciation and amortization expenses                                   23,836              22,009
                                                                    ---------------     ---------------
                                                                           773,767             736,308

Earnings from operations                                                    11,218              16,368
Interest expense - net                                                      17,960              14,583
                                                                    ---------------     ---------------

(Loss) earnings from continuing operations before
   income taxes                                                            (6,742)               1,785
Provision (credit) for income taxes                                        (2,697)               1,223
                                                                    ---------------     ---------------

(Loss) earnings from continuing operations                                 (4,045)                 562

Earnings from discontinued operations,
net of income taxes of $956                                                                      1,234
                                                                    ---------------     ---------------

Net (loss) earnings                                               $        (4,045)   $           1,796
                                                                    ===============     ===============

Net (loss) earnings per share of common stock:
  Basic:
   (Loss) earnings from continuing operations                     $         (0.14)   $            0.02
   Earnings from discontinued operations                                                          0.04
                                                                    ---------------     ---------------
   Net (loss) earnings                                            $         (0.14)   $            0.06
                                                                    ===============     ===============
  Diluted:
   (Loss) earnings from continuing operations                     $         (0.14)   $            0.02
   Earnings from discontinued operations                                                          0.04
                                                                    ---------------     ---------------
   Net (loss) earnings                                            $         (0.14)   $            0.06
                                                                    ===============     ===============

Weighted average number of common
      Shares outstanding                                                    28,699              29,585

Adjusted weighted average number of common
      Shares outstanding                                                    28,699              29,685

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                          First Quarter as of               Fiscal Year End
-----------------------------------------------------------------------------------------------------------------
(In thousands)
                                                             May 5,          April 29,           February 3,
ASSETS                                                        2001              2000                 2001
-----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $        2,719    $       12,037       $        2,800
  Receivables, less allowance for losses of
     $2,708, $2,873 and $2,362, respectively                    47,494            48,235               57,581
  Merchandise inventories                                      736,244           728,375              713,925
  Other current assets                                          14,694            18,058               17,043
  Net assets of discontinued operations                                          122,460
                                                          -------------     -------------        -------------
     Total current assets                                      801,151           929,165              791,349

Other assets and deferred charges                               14,541            18,631               14,486
Intangible assets - net                                        219,522           201,986              214,091

Property and equipment, net of accumulated
depreciation of $618,615, $597,764 and
$595,667; impairment reserve of $57,155, $0
and $57,155, respectively                                      953,194           917,025              976,791
                                                          -------------     -------------        -------------
     Total assets                                       $    1,988,408    $    2,066,807       $    1,996,717
                                                          =============     =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                       $       90,738    $      345,500       $      171,279
  Accounts payable - trade                                     247,374           323,375              245,641
  Accrued compensation and related taxes                        37,462            34,331               42,336
  Accrued other liabilities                                    126,781           112,790              125,141
  Accrued income and other taxes                                15,826            21,192               25,682
  Current portion of long-term obligations and leases           77,448             6,016                7,185
                                                          -------------     -------------        -------------
    Total current liabilities                                  595,629           843,204              617,264

Long-term obligations and leases, less current portion         687,010           464,185              660,321
Other long-term obligations                                     29,260                                 34,810
Deferred income taxes                                           18,791            63,075               22,575
Shareholders' equity:
  Common stock                                                     306               304                  306
  Additional paid-in capital                                   384,563           381,383              384,563
  Retained earnings                                            313,099           334,684              317,128
  Less treasury stock                                         (40,250)          (20,028)             (40,250)
                                                          -------------     -------------        -------------
     Total shareholders' equity                                657,718           696,343              661,747
                                                          -------------     -------------        -------------
     Total liabilities and shareholders' equity         $    1,988,408    $    2,066,807       $    1,996,717
                                                          =============     =============        =============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                               Year to Date (13 weeks) Ended
------------------------------------------------------------------------------------------------------
(In thousands)
                                                                    May 5,             April 29,
                                                                     2001                2000
------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Cash flows from operating activities:
(Loss) earnings from continuing operations                      $     (4,045)       $         562
 Adjustments to reconcile net (loss) earnings to net
   cash used in operating activities:
    Depreciation and amortization                                      23,836              22,009
    Provision for losses on receivables                                    90                  59
    (Gain) loss on sale of property and equipment                       (717)                  77
    Deferred income taxes                                               7,470             (2,372)
    Change in assets and liabilities:
     Receivables                                                        9,997               8,165
     Merchandise inventories                                         (22,319)            (69,852)
     Other current assets                                            (10,245)             (1,811)
     Other assets and intangibles                                     (7,180)              10,382
     Accounts payable                                                   1,733               3,921
     Accrued liabilities                                             (11,566)            (16,411)
------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                           (12,946)            (45,271)
------------------------------------------------------------------------------------------------------
Net cash flows from discontinued operations                                              (26,335)
Cash flows from investing activities:
 Payments for property and equipment                                    (417)            (42,398)
 Proceeds from the sale of property and equipment                       2,518                   5
------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                2,101            (42,393)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds from debt borrowings                                     359,738             100,500
Net payments of debt and capital lease obligations                  (348,974)             (1,409)
 Change in common stock from stock options                                                     29
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                         10,764              99,120
------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (81)            (14,879)
Cash and cash equivalents at beginning of year                          2,800              26,916
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter               $       2,719       $      12,037
======================================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                          $          64       $      15,069

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                               (UNAUDITED)


                                        Common Stock                                     Treasury Stock              Total
                                    ----------------------   Additional              ---------------------------------------------
                                                              Paid-in     Retained
                                     Shares      Amount       Capital     Earnings     Shares      Amount      Shares       Amount
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 3, 2001         30,603    $    306     $  384,563   $  317,128   (1,904)     $ (40,250)   28,699    $ 661,747

Net loss                                                                    (4,045)                                         (4,045)

Restricted stock expense                                                        16                                              16

                                    ----------------------------------------------------------------------------------------------
BALANCES AT MAY 5, 2001              30,603    $    306     $  384,563   $  313,099   (1,904)     $ (40,250)  28,699     $ 657,718
                                    ==============================================================================================

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies:

The Company's fiscal 2000 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001.

New Credit Agreement:

On March 12, 2001, the Company closed on a $600.0 million senior secured revolving credit and term loan facility (the "Secured Credit Facility"). The Secured Credit Facility, which terminates on March 12, 2004, provides for revolving credit loans of up to $500.0 million and a term loan of $100.0 million, and may be extended for an additional year at the Company's option, subject to certain conditions. Amounts available under the Senior Credit Facility are limited based on a percentage of inventory and accounts receivable. Borrowings under the facility are secured by accounts receivable and inventory and bear interest at rates based on prime or Eurodollar rate plus an applicable margin based on operating performance of the Company. This credit agreement contains various affirmative and negative covenants and precludes the Company from paying dividends.

As a result of obtaining the financing, the Company retired all outstanding amounts due under its various short-term financing facilities and terminated those facilities.

Restructuring Reserve

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores and a related distribution center serving those stores and to downsize its corporate workforce. The closings took place in the first quarter of fiscal 2001, resulting in the termination of approximately 2,500 employees, including approximately 180 employees at the ShopKo and Pamida corporate headquarters. In connection with the reorganization plan, the Company incurred a pretax charge of $125.0 million, including $57.2 million related to asset writedowns. Following is an analysis of the change in the restructuring reserve (in thousands) which includes primarily cash payments and the disposal of inventory:

                                                   Balance as of      Cash           Other       Balance as of
                                                    Feb. 3, 2001    Payments      Adjustments     May 5, 2001
                                                    ------------    --------      -----------     -----------
Lease termination and property carrying costs         45,752         (2,006)            547          44,293
Inventory liquidation costs                           10,447             0          (10,447)              0
Employee separation costs                              9,262         (5,680)              0           3,582
Other costs                                            2,416         (2,004)              0             412

Discontinued Operations

On June 16, 2000, the Company completed the sale of ProVantage Health Services, Inc. ("ProVantage").The results of operations of ProVantage have been presented as discontinued operations. Net sales of ProVantage for the 13 weeks ended April 29, 2000 were $275.7 million. Assets and liabilities related to ProVantage are presented in the Condensed Consolidated Balance Sheet at April 29, 2000 as net assets of discontinued operations.

Business Segment Information:

The Company's reportable segments are based on the Company's strategic business operating units, and include a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2000 Annual Report on Form 10-K. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The ShopKo retail and total net sales include sales of the 23 ShopKo stores closed in the first quarter of fiscal 2001. Net sales of the ShopKo closed stores, for the 13 weeks ended May 5, 2001 and April 29, 2000 were $56.0 million and $45.4 million, respectively.

                                                                                           First Quarter Ended
                                                                                 ----------------------------------------
                                                                                     May 5,                 April 29,
                                                                                      2001                    2000
-------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                                                             $         592,979       $          583,435
    Pamida Retail                                                                       188,845                  166,156
-------------------------------------------------------------------------------------------------------------------------
      Total net sales                                                         $         781,824       $          749,591
      Total net sales excluding ShopKo closed stores                          $         725,848       $          704,139
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations
    ShopKo Retail                                                             $          24,878       $           22,829
    Pamida Retail                                                                       (8,422)                      416
    Corporate                                                                           (5,238)                  (6,877)
-------------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from operations                                         $          11,218       $           16,368
-------------------------------------------------------------------------------------------------------------------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first quarters of fiscal 2001 and fiscal 2000.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at May 5, 2001 and April 29, 2000 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the first quarter of fiscal 2001 and 2000 as a percentage of net sales:

                                                                                   Fiscal 2001                Fiscal 2000
                                                                                   -----------                -----------
                                                                            As               Excluding
                                                                         Reported          Closed Stores
                                                                      ---------------      --------------     ----------------
Revenues
     Net sales                                                                 100.0    %          100.0   %            100.0  %
     Licensed department rentals and other income                                0.4                 0.4                  0.4
                                                                      ---------------      --------------     ----------------
                                                                               100.4               100.4                100.4

Cost of sales                                                                   77.6                75.9                 74.4

Gross Margin                                                                    22.4                24.1                 25.6

Selling, general and administrative expenses                                    18.3                19.7                 20.7
Special charges                                                                  0.0                 0.0                  0.2
Depreciation and amortization expenses                                           3.0                 3.3                  2.9
                                                                      ---------------      --------------     ----------------


Earnings from operations                                                         1.4                 1.5                  2.2
Interest expense - net                                                           2.3                 2.4                  1.9
                                                                      ---------------      --------------     ----------------

(Loss) earnings from continuing operations before
income taxes                                                                   (0.9)               (0.9)                  0.3
Provision (credit) for income taxes                                            (0.3)               (0.3)                  0.2
                                                                      ---------------      --------------     ----------------

(Loss) earnings from continuing operations                                     (0.5)    %          (0.6)   %              0.1  %
                                                                      ===============      ==============     ================

The Company has two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations). The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL SEGMENT

                                                                                               First Quarter
                                                                        ------------------------------------------------------------
                                                                            Fiscal               Fiscal              Fiscal
                                                                             2001                 2001                2000
                                                                        ---------------      ---------------      --------------
                                                                              As               Excluding
                                                                           Reported          Closed Stores
                                                                        ---------------      ---------------      --------------
Revenues
     Net sales                                                                   100.0    %           100.0    %          100.0  %
     Licensed departmental rentals and other income                                0.5                  0.5                 0.5
                                                                        ---------------      ---------------      --------------
                                                                                 100.5                100.5               100.5

Cost of sales                                                                     76.9                 74.5                74.1

Gross Margin                                                                      23.1                 25.5                25.9

Selling, general and administrative expenses                                      16.6                 18.3                19.5
Depreciation and amortization expenses                                             2.8                  3.1                 2.9
                                                                        ---------------      ---------------      --------------

Earnings from operations                                                           4.2    %             4.6    %            4.0  %

PAMIDA RETAIL SEGMENT

                                                                                                First Quarter
                                                                         ---------------------------------------------------------
                                                                            Fiscal                                  Fiscal
                                                                             2001                                    2000
                                                                         --------------                           ------------
Revenues
     Net sales                                                                   100.0    %                             100.0  %
     Licensed department rentals and other income                                  0.2                                    0.3
                                                                         --------------                           ------------
                                                                                 100.2                                  100.3

Cost of sales                                                                     79.9                                   75.4

Gross Margin                                                                      20.1                                   24.6

Selling, general and administrative expenses                                      21.1                                   21.8
Depreciation and amortization expenses                                             3.7                                    2.8
                                                                         --------------                           ------------

(Loss) earnings from operations                                                  (4.5)    %                               0.3  %

Net Sales

The following table presents the Company's consolidated net sales, excluding closed stores, for the first quarter of fiscal 2001 and fiscal 2000:

                                                                            % INCREASE/
                                                   FIRST QUARTER            (DECREASE)
                                                   -------------            ----------
                                                FISCAL      FISCAL
                                                 2001        2000      TOTAL         COMP
                                                 ----        ----      -----         ----
                ShopKo Retail                   $537.0      $538.0     (0.2)         (1.3)
                Pamida Retail                    188.8       166.2      13.7         (6.1)
                                                 -----       -----     -----         -----
                Consolidated                    $725.8      $704.2      3.1          (2.4)
                                                ======      ======      ===          =====

The (1.3)% decrease in ShopKo's first quarter retail comparable store sales are derived from the following categories: Retail Health - 9.4%, Hardlines/Home - (6.8)% and Apparel - (4.5)%. The (6.1)% decrease in Pamida's first quarter retail comparable store sales are derived from the following categories: Retail Health - 17.5%, Hardlines/Home - (9.1)%, Apparel - (10.1)%. The store sales changes exclude layaway sales. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year. The Company believes the difficult economic environment, increased competition in certain of our markets and execution issues at our Pamida division negatively impacted sales.

The Company's store activity is summarized below:

                                                         13 Weeks Ended                   Year Ended
                                                 May 5, 2001      April 29, 2000       February 3, 2001
                                                 -----------      --------------       ----------------
SHOPKO STORES
Beginning number of stores                           141*               160                    160
Openings                                               0                  2                      4
Closings                                               0                  0                     23*
                                                     ---                ---                    ---
Ending number of stores                              141                162                    141*

PAMIDA STORES
Beginning number of stores                           229                157                    157
Openings                                               0                  3                     76
Closings                                               0                  1                      4
                                                     ---                ---                    ---
Ending number of stores                              229                159                    229

*ShopKo store count reflects the 23 closings announced on January 31, 2001. The actual closings occurred in the period ended May 5, 2001.

Gross Margin:

Consolidated gross margin as a percent of net sales for the first quarter was
22.4 percent, 24.1 percent excluding ShopKo's closed stores, compared to 25.6 percent last year. Consolidated gross margin dollars decreased 8.8 percent to $175.0 million for the same period. ShopKo retail gross margin as a percent of net sales was 23.1 percent, 25.5 percent excluding the closed stores, compared with 25.9 percent last year. The decrease is primarily attributable to increased sales of promotional, clearance and liquidated merchandise. ShopKo retail gross margin dollars decreased 9.1 percent to $137.1 million for the same period. Pamida's retail gross margin as a percent of net sales was 20.1 percent compared with 24.6 percent last year. Operational inefficiencies at the Indiana distribution facility and increased freight costs contributed to the decreased margin.

The Company uses the LIFO method for substantially all inventories. The effect on gross margin due to the change in the LIFO provision (credit) for the quarters ended May 5, 2001 and April 29, 2000 was $0 and $1.5 million, respectively. If the first-in, first-out (FIFO) method had been used, the Company's inventories would have been $19.1 million, $30.4 million, and $19.1 million higher at May 5, 2001, April 29, 2000, and February 3, 2001, respectively.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of net sales for the first quarter were 18.3 percent, 19.7 percent excluding the ShopKo closed stores, compared with 20.7 percent last year. ShopKo's retail selling, general and administrative expenses as a percent of net sales for the quarter were 16.6 percent, 18.3 percent excluding the closed stores, compared to 19.5 percent last year. The decrease is primarily due to the effects of the closed stores and appropriate expense management. Pamida's selling, general and administrative expenses were 21.1 percent of net sales compared to 21.8 percent last year. The improvement is largely due to the restructure of corporate functions and emphasis on cost cutting measures.

Special Charges:

During the first quarter of fiscal 2000, the Company incurred $1.2 million in special pre-tax costs relating to the Pamida acquisition for employee retention programs, elimination of administrative functions and various integration initiatives.

Restructuring Reserve:

In connection with the reorganization plan announced in the fourth quarter of fiscal 2000, the Company incurred a pretax charge of $125.0 million, including $57.2 million related to asset writedowns. During the first quarter of 2001, the Company charged approximately $20 million against the restructuring reserve primarily related to inventory liquidation and employee separation costs. The remaining balance of the restructuring reserve represents expected future payments to be incurred for the cost of lease terminations, carrying costs for leased and owned stores through their disposition, and employee separation costs. At this time, the Company is in the process of disposing of the real estate and terminating the leases. The Company does not foresee any significant changes in the restructuring reserve.

Interest Expense - Net:

Interest expense for the first quarter increased 23.2 percent to $18.0 million. This increase is primarily due to additional debt and increased borrowing costs.

Income Taxes:

The Company had an effective tax benefit for the first quarter of 40.0 percent compared with a tax rate of 68.5 percent last year.

Liquidity and Capital Resources:

The Company relies primarily on cash generated from its operations, with its remaining funding requirements being met from short-term and long-term borrowings. Cash provided from net earnings of continuing operations before depreciation and amortization was $19.8 million for the first quarter of fiscal 2001 compared to $22.6 million for the same period last year.

As of May 5, 2001, the Company had $342.4 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from March 2002 to March 2022, with approximately $242.8 million principal amount of the Senior Unsecured Notes maturing between March 2002 and November 2004. Subject to certain limitations set forth in the Secured Credit Facility, proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility.

In addition to the Senior Unsecured Notes, the Company had $359.7 million outstanding under its credit agreements at the end of the first quarter of fiscal 2001 compared to $345.5 million outstanding at the end of the first quarter of fiscal 2000. This increase is primarily due to increased working capital needs.

On March 12, 2001, the Company closed on a $600.0 million senior secured revolving credit and term loan facility. The Company used proceeds from the Secured Credit Facility to pay off the outstanding amounts under its existing bank credit facilities, and those facilities were terminated. The Secured Credit Facility terminates March 12, 2004 but the facility may be extended for an additional year at the Company's option subject to certain conditions. The terms of the Secured Credit Facility set limits as to new indebtedness, repurchase of common stock and capital expenditures.

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

The Company spent $0.4 million on capital expenditures in the first quarter of fiscal 2001 compared to $42.4 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending February 2, 2002 are anticipated to approximate $40.0 million, which is within the restrictions on capital expenditures in the Secured Credit Facility. The expenditures would relate primarily to ongoing store equipment and fixturing, information systems, and merchandise initiatives. This amount excludes any capital that may be required for acquisitions of businesses. However, the Company does not expect to pursue growth of its retail store business through new store construction or acquisitions in fiscal 2001. Such plans may be reviewed and revised from time to time in light of changing conditions.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K for the period ending February 3, 2001 or as may be described from time to time in the Company's subsequent SEC filings, and such factors are incorporated herein by reference.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ending February 3, 2001. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2000.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


      (a)      Exhibits.

                  10 Employment Agreement, dated April 30, 2001, between ShopKo Stores, Inc. and Gary W. Ramsey.

                  12        Statements Re Computation of Ratios.


      (b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K with respect to the first quarter of fiscal 2001 as follows:

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHOPKO STORES, INC. (Registrant)


Date: June 15, 2001         By:   /s/ Brian W. Bender
                                  ----------------------------------
                                  Brian W. Bender
                                  Senior Vice President, Chief Financial Officer
                                  (Duly Authorized Officer of Registrant)


Date: June 15, 2001         By:   /s/ Peter J. O'Donnell
                                  -------------------------------------
                                  Peter J. O'Donnell
                                  Vice President and Controller
                                  (Chief Accounting Officer and Duly
                                  Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT


Exhibit                                                                         Sequential
Number                              Exhibit                                     Page Number
------                              -------                                     -----------
10              Employment Agreement, dated April 30, 2001, between                18-27
                ShopKo Stores, Inc. and Gary W. Ramsey.

12              Statements Re Computation of Ratios.                                  28