Form 10-Q
period 2001-08-04
SHOPKO STORES INC
filed 2001-09-18
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended August 4, 2001

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

The number of shares outstanding of each of the issuer's classes of Common Stock as of August 31, 2001 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------

     Common Shares                                        28,748,590

     Exhibit Index                                        Page 1 of Page 26
     on Page 22

                               SHOPKO STORES, INC.

                                    FORM 10-Q

               FOR THE 13 WEEKS AND 26 WEEKS ENDED AUGUST 4, 2001


                                      INDEX


                                                                                        Page
                                                                                        ----
Part I     Item 1 - Financial Statements

                   Condensed Consolidated Statements of Operations for the                3
                   13 weeks ended August 4, 2001 and July 29, 2000

                   Condensed Consolidated Statements of Operations for the                4
                   26 weeks ended August 4, 2001 and July 29, 2000

                   Condensed Consolidated Balance Sheets as of August 4, 2001             5
                   July 29, 2000 and February 3, 2001

                   Condensed Consolidated Statements of Cash Flows for the                6
                   26 weeks ended August 4, 2001 and July 29, 2000

                   Condensed Consolidated Statement of Shareholders'                      7
                   Equity for the 26 weeks ended August 4, 2001

                   Notes to Condensed Consolidated Financial Statements                   8-10

           Item 2 - Management's Discussion and Analysis of Financial                     11-18
                    Condition and Results of Operations

           Item 3 - Quantitative and Qualitative Disclosure About                         18
                    Market Risk

Part II    Item 4 - Submission of Matters to Vote of Security Holders                     19-20

           Item 6 - Exhibits and Reports on Form 8-K                                      20-21

           Signatures                                                                     21

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                              Second Quarter (13 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                           August 4,         July 29,        % Increase/
                                                              2001             2000           (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                              $    791,181     $     819,543        (3.5)
   Licensed department rentals and other income                  3,339             3,321
                                                          -------------    --------------
                                                               794,520           822,864        (3.4)
Costs and expenses:
   Cost of sales                                               606,236           606,126
   Selling, general and administrative expenses                143,309           165,623
   Special charges                                                                 2,872
   Depreciation and amortization expenses                       23,499            22,789
                                                          -------------    --------------
                                                               773,044           797,410        (3.1)

Earnings from operations                                        21,476            25,454       (15.6)
Interest expense - net                                          17,153            16,172
                                                          -------------    --------------

Earnings from continuing operations before
   Income taxes                                                  4,323             9,282       (53.4)
Provision for income taxes                                       1,729             4,127
                                                          -------------    --------------

Earnings from continuing operations                              2,594             5,155       (49.7)
Discontinued operations:
Earnings from discontinued operations, net of income
   taxes of $245                                                                     333
Gain on sale of discontinued business, net of income
   taxes of $14,496                                                               32,590
                                                          -------------    --------------

Net earnings                                              $      2,594     $      38,078       (93.2)
                                                          =============    ==============

Net earnings per share of common stock:
   Basic:
       Earnings from continuing operations                $       0.09     $        0.18
       Earnings from discontinued operations                                        0.01
       Gain on sale of discontinued business                                        1.12
                                                          -------------    --------------
       Net earnings                                       $       0.09     $        1.31
                                                          =============    ==============
   Diluted:
       Earnings from continuing operations                $       0.09     $        0.18
       Earnings from discontinued operations                                        0.01
       Gain on sale of discontinued business                                        1.12
                                                          -------------    --------------
       Net earnings                                       $       0.09     $        1.31
                                                          =============    ==============

Weighted average number of common
      Shares outstanding                                        28,699            29,075

Adjusted weighted average number of common
      Shares outstanding                                        28,808            29,139



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                               Year to Date (26 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                           August 4,         July 29,        % Increase/
                                                              2001             2000           (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Revenues:
   Net sales                                              $  1,573,005     $    1,569,134          0.2
   Licensed department rentals and other income                  6,500              6,406
                                                          ------------     --------------
                                                             1,579,505          1,575,540          0.3
Costs and expenses:
   Cost of sales                                             1,213,040          1,163,909
   Selling, general and administrative expenses                286,436            320,899
   Special charges                                                                  4,112
   Depreciation and amortization expenses                       47,335             44,798
                                                          ------------     --------------
                                                             1,546,811          1,533,718          0.9

Earnings from operations                                        32,694             41,822        (21.8)
Interest expense - net                                          35,113             30,755
                                                          ------------     --------------

(Loss) earnings from continuing operations before
   Income taxes                                                 (2,419)            11,067       (121.9)
Provision (credit) for income taxes                               (969)             5,350
                                                          ------------     --------------

(Loss) earnings from continuing operations                      (1,450)             5,717       (125.4)
Discontinued operations:
Earnings from discontinued operations, net of income
   taxes of $1,201                                                                  1,567
Gain on sale of discontinued business, net of income
   taxes of $14,496                                                                32,590
                                                          ------------     --------------

Net (loss) earnings                                       $     (1,450)    $       39,874       (103.6)
                                                          ============     ==============

Earnings per share of common stock:
   Basic:
       (Loss) earnings from continuing operations         $      (0.05)    $         0.20
       Earnings from discontinued operations                                         0.05
       Gain on sale of discontinued business                                         1.11
                                                          ------------     --------------
       Net (loss) earnings                                $      (0.05)    $         1.36
                                                          ============     ==============
   Diluted:
       (Loss) earnings from continuing operations         $      (0.05)    $         0.20
       Earnings from discontinued operations                                         0.05
       Gain on sale of discontinued business                                         1.11
                                                          ------------     --------------
       Net (loss) earnings                                $      (0.05)    $         1.36
                                                          ============     ==============

Weighted average number of common
      Shares outstanding                                        28,699             29,330

Adjusted weighted average number of common
      Shares outstanding                                        28,699             29,412


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                          Second Quarter as of               Fiscal Year End
-------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                            August 4,          July 29,            February 3,
ASSETS                                                        2001               2000                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)

Current assets:
  Cash and cash equivalents                               $      60,159      $     90,280         $      35,334
  Receivables, less allowance for losses of
     $2,715, $2,607 and $2,362, respectively                     50,129           104,939                57,581
  Merchandise inventories                                       669,285           723,364               713,925
  Other current assets                                           36,383            10,538                17,043
                                                          --------------     -------------        --------------
     Total current assets                                       815,956           929,121               823,883

Other assets and deferred charges                                14,150            15,719                14,486
Intangible assets - net                                         218,036           211,769               214,091

Property and equipment, net of accumulated
 depreciation of $614,486, $619,105 and
  $595,667; impairment reserve of $14,951,
  $0 and $57,155, respectively                                  932,240           954,502               976,791
                                                          --------------     -------------        --------------
     Total assets                                         $   1,980,382      $  2,111,111         $   2,029,251
                                                          ==============     =============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                         $     210,000      $    327,671         $     171,279
  Accounts payable - trade                                      273,863           353,881               278,175
  Accrued compensation and related taxes                         37,133            46,495                42,336
  Accrued other liabilities                                     137,797           109,562               125,141
  Accrued income and other taxes                                 25,259            39,117                25,682
  Current portion of long-term obligations and leases            82,318             7,101                 7,185
                                                          --------------     -------------        --------------
    Total current liabilities                                   766,370           883,827               649,798

Long-term obligations and leases, less current portion          511,258           467,261               660,321
Other long-term obligations                                      23,409                                  34,810
Deferred income taxes                                            19,000            42,645                22,575
Shareholders' equity:
  Common stock                                                      307               306                   306
  Additional paid-in capital                                    384,948           384,541               384,563
  Retained earnings                                             315,340           372,781               317,128
  Less treasury stock                                           (40,250)          (40,250)              (40,250)
                                                          --------------     -------------        --------------
     Total shareholders' equity                                 660,345           717,378               661,747
                                                          --------------     -------------        --------------
     Total liabilities and shareholders' equity           $   1,980,382      $  2,111,111         $   2,029,251
                                                          ==============     =============        ==============



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                     Year to Date (26 weeks) Ended
--------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                         August 4,              July 29,
                                                                           2001                  2000
--------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)

Cash flows from operating activities:
 (Loss) earnings from continuing operations                         $      (1,450)         $       5,717
 Adjustments to reconcile (loss) earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                          47,335                 44,798
    Provision for losses on receivables                                       168                    164
    (Gain) loss on sale of property and equipment                            (900)                    72
    Deferred income taxes                                                  21,626                (12,557)
    Change in assets and liabilities
     Receivables                                                            7,284                (46,976)
     Merchandise inventories                                               44,640                (67,673)
     Other current assets                                                 (22,869)                (3,271)
     Other assets and intangibles                                          (6,816)                (6,407)
     Accounts payable                                                      (4,312)                33,534
     Accrued liabilities                                                  (14,640)                11,960
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                   70,066                (40,639)
--------------------------------------------------------------------------------------------------------------
Net cash flows from discontinued operations                                                      130,452
Cash flows from investing activities:
 Payments for property and equipment                                       (5,420)               (92,855)
 Proceeds from the sale of property and equipment                           6,919                  1,422
 Business acquisition, net of cash acquired                                                       (1,230)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                    1,499                (92,663)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net proceeds from debt borrowings                                        310,000                 82,671
 Net payments of debt and capital lease obligations                      (356,740)               (20,351)
 Issuance of common stock from public offering                                                     2,871
 Purchase of treasury stock                                                                      (20,222)
--------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                  (46,740)                44,969
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                  24,825                 42,119
Cash and cash equivalents at beginning of period                           35,334                 48,161
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $      60,159          $      90,280
==============================================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                              $          64          $      16,363



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                           (UNAUDITED)


                                           Common Stock                                      Treasury Stock           Total
                                       ----------------------   Additional              ---------------------- ---------------------
                                                                Paid-in        Retained
                                       Shares        Amount     Capital        Earnings   Shares       Amount     Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------


BALANCES AT FEBRUARY 3, 2001          30,603      $    306       384,563      $  317,128  (1,904)   $ (40,250)   28,699   $ 661,747

Net loss                                                                          (1,450)                                    (1,450)

Issuance of restricted stock              50             1           385            (386)                                         0

Restricted stock expense                                                              48                                         48

                                    ------------------------------------------------------------------------------------------------
BALANCES AT AUGUST 4, 2001            30,653      $    307     $ 384,948      $  315,340  (1,904)   $ (40,250)   28,699   $ 660,345
                                    ================================================================================================


See notes to condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications:

The August 4, 2001, July 29, 2000 and February 3, 2001 Condensed Consolidated Balance Sheets reflect a change in the reporting of "Cash and cash equivalents", as well as "Accounts payable - trade". The Company now reports in "Cash and cash equivalents" amounts which are primarily comprised of store depository, credit card depository, and cash concentration accounts. Previously they were netted against "Accounts payable - trade".

Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its August 4, 2001 financial statements.

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


Restructuring Reserve:

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores and a related distribution center serving those stores and to downsize its corporate workforce. The closings took place in the first quarter of fiscal 2001, resulting in the termination of approximately 2,500 employees, including approximately 180 employees at the ShopKo and Pamida corporate headquarters. In connection with the reorganization plan, the Company incurred a pretax charge of $125.0 million, including $57.2 million related to asset writedowns. Following is an analysis of the change in the restructuring reserve (in thousands) which includes primarily cash payments and the disposal of inventory:


-------------------------------------------------------------------------------------------------------------------------------
                                                       Balance as of          Cash              Other          Balance as of
                                                       Feb. 3, 2001         Payments         Adjustments       Aug. 4, 2001
                                                       ------------         --------         -----------       ------------
Lease termination and property carrying costs             45,752             (5,662)           (1,121)            38,969
Inventory liquidation costs                               10,447                0             (10,447)              0
Employee separation costs                                  9,262             (7,133)              0                2,129
Other costs                                                2,416             (2,179)              0                 237
-------------------------------------------------------------------------------------------------------------------------------


Discontinued Operations:

On June 16, 2000, the Company completed the sale of ProVantage Health Services, Inc. ("ProVantage"). The results of operations of ProVantage have been presented as discontinued operations. Net sales of ProVantage for the 7 weeks ended June 17, 2000 were $145.3 million. Net sales of ProVantage for the 20 weeks ended June 17, 2000 were $420.9 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The ShopKo retail and total net sales include sales of the 23 ShopKo stores closed in the first quarter of fiscal 2001. Net sales of the ShopKo closed stores, for the 26 weeks ended August 4, 2001 and July 29, 2000 were $56.0 million and $91.3 million, respectively.


                                       Second Quarter (13 Weeks) Ended                Year to Date (26 Weeks) Ended
                                     -------------------------------------       ----------------------------------------
                                      August 4,               July 29,             August 4,                July 29,
                                         2001                   2000                  2001                    2000
-------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                    $    577,144          $  624,717             $ 1,170,123            $   1,208,152
    Pamida Retail                         214,037             194,826                 402,882                  360,982
      Total net sales                $    791,181          $  819,543             $ 1,573,005            $   1,569,134
      Total net sales excluding
      ShopKo closed stores           $    791,181          $  773,647             $ 1,517,029            $   1,477,786
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations
    ShopKo Retail                    $     24,738          $   25,322             $    49,616            $      48,151
    Pamida Retail                           1,855               7,975                  (6,567)                   8,391
    Corporate                              (5,117)             (7,843)                (10,355)                 (14,720)
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations      $     21,476          $   25,454             $    32,694            $      41,822
-------------------------------------------------------------------------------------------------------------------------


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first half of fiscal 2001 and fiscal 2000.

Statement of Registrant:


The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at August 4, 2001 and July 29, 2000 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the cash flows of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2001 and 2000 as a percentage of net sales:

                                                        Second Quarter (13 Weeks)                   Year to Date (26 Weeks)
                                                        -------------------------                   -----------------------
                                                      Fiscal 2001       Fiscal 2000               Fiscal 2001           Fiscal 2000
                                                      -----------       -----------               -----------           -----------
                                                                                              As            Excluding
                                                                                           Reported          Closed
                                                                                                             Stores
                                                   ---------------------------------------------------------------------------------
Revenues
  Net sales                                               100.0 %           100.0 %          100.0 %          100.0  %      100.0 %
  Licensed department rentals and other income              0.4               0.4              0.4              0.4           0.4
                                                   -------------       -----------       ----------        ---------     ---------
                                                          100.4             100.4            100.4            100.4         100.4

Cost of sales                                              76.6              74.0             77.1             76.3          74.2

Gross Margin                                               23.4              26.0             22.9             23.7          25.8

  Selling, general and administrative expenses             18.1              20.2             18.2             18.9          20.4
  Special charges                                           0.0               0.3              0.0              0.0           0.3
  Depreciation and amortization expenses                    3.0               2.8              3.0              3.1           2.8
                                                   -------------       -----------       ----------        ---------     ---------

Earnings from operations                                    2.7               3.1              2.1              2.1           2.7
Interest expense - net                                      2.2               2.0              2.3              2.3           2.0
                                                   -------------       -----------       ----------        ---------     ---------

Earnings (loss) from continuing operations
before income taxes                                         0.5               1.1             (0.2)            (0.2)          0.7
Provision (credit) for income taxes                         0.2               0.5             (0.1)            (0.1)          0.3
                                                   -------------       -----------       ----------        ---------     ---------

Earnings (loss) from continuing operations                  0.3 %             0.6 %           (0.1) %          (0.1) %        0.4 %
                                                   =============       ===========       ==========        =========     =========

The Company has two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL

                                                    Second Quarter (13 Weeks)                  Year to Date (26 Weeks)
                                                   ---------------------------      -----------------------------------------
                                                     Fiscal          Fiscal                   Fiscal                  Fiscal
                                                      2001            2000                     2001                    2000
                                                   ----------     -----------       ---------------------------     ---------
                                                                                       As           Excluding
                                                                                    Reported         Closed
                                                                                                     Stores
                                                   ----------     -----------       ---------      ----------       ---------

Revenues
     Net sales                                        100.0  %        100.0  %        100.0   %       100.0   %        100.0  %
     Licensed departmental rentals and other
          income                                        0.5             0.5             0.5             0.5              0.5
                                                   ---------      ----------        --------       ----------       ---------
                                                      100.5           100.5           100.5           100.5            100.5

Cost of sales                                          76.1            74.4            76.5            75.3             74.3

Gross Margin                                           23.9            25.6            23.5            24.7             25.7

     Selling, general and administrative
          expenses                                     17.2            19.1            17.0            17.7             19.3
     Depreciation and amortization expenses             2.9             2.9             2.8             3.0              2.9
                                                   ---------      ----------        --------       ----------       ---------

Earnings from operations                                4.3  %          4.1  %          4.2   %         4.5   %          4.0  %
                                                   =========      ==========        ========       ==========       =========

PAMIDA RETAIL



                                                    Second Quarter (13 Weeks)                  Year to Date (26 Weeks)
                                                   ---------------------------       -------------------------------------------
                                                     Fiscal           Fiscal           Fiscal                            Fiscal
                                                      2001             2000             2001                              2000
                                                   ---------        ----------       ----------                        ---------
Revenues
     Net sales                                        100.0  %        100.0   %         100.0   %                        100.0  %
     Licensed departmental rentals and other
          income                                        0.2             0.2               0.2                              0.2
                                                   ---------         ---------        ---------                        ---------
                                                      100.2           100.2             100.2                            100.2

Cost of sales                                          78.0            72.5              78.9                             73.8

Gross Margin                                           22.0            27.5              21.1                             26.2

     Selling, general and administrative
        expenses                                       18.1            21.1              19.5                             21.5

     Depreciation and amortization expenses             3.2             2.5               3.4                              2.6
                                                   ---------         ---------        ---------                        ---------

Earnings (loss) from operations                         0.9  %          4.1   %          (1.6)  %                          2.3   %
                                                   =========         =========        =========                        =========

Net Sales:

The following table presents the Company's consolidated net sales, excluding closed stores and layaway, for the second quarter and first half of fiscal 2001 and fiscal 2000:


                                                  SECOND QUARTER (13 WEEKS)                % INCREASE
                                                  -------------------------                ----------
                                                 FISCAL               FISCAL
                                                  2001                 2000               TOTAL        COMP
                                                  ----                 ----               -----        ----
          ShopKo Retail                          $577.2               $578.8               (0.3)      (1.1)
          Pamida Retail                           214.0                194.8                9.9       (5.2)
                                                 ------               ------               ----       ----
          Consolidated                           $791.2               $773.6                2.3       (2.1)
                                                 ======               ======               ====       ====





                                                   YEAR TO DATE (26 WEEKS)                 % INCREASE
                                                   -----------------------                 ----------
                                                 FISCAL               FISCAL
                                                  2001                 2000               TOTAL        COMP
                                                  ----                 ----               -----        ----
          ShopKo Retail                         $1,114.1             $1,116.8             (0.2)       (1.2)
          Pamida Retail                            402.9                361.0             11.6        (5.6)
                                                --------             --------             ----        ----
          Consolidated                          $1,517.0             $1,477.8              2.7        (2.2)
                                                ========             ========             ====        ====



The (1.1)% decrease in second quarter ShopKo retail comparable store sales is derived from the following categories: Retail Health, 8.8%; Hardlines/Home, (4.0)% and Apparel, (4.5)%. The (5.2)% decrease in Pamida's second quarter retail comparable store sales is derived from the following categories: Retail Health, 17.7%; Hardlines/Home, (8.1)% and Apparel, (7.1)%. The (1.2)% decrease in first half ShopKo retail comparable store sales is derived from the following categories: Retail Health, 9.1%; Hardlines/Home, (4.7)% and Apparel, (3.8)%. The (5.6)% decrease in Pamida's first half retail comparable store sales is derived from the following categories: Retail Health, 17.6%; Hardlines/Home, (8.6)% and Apparel, (8.5)%. Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year. The Company believes the difficult economic environment, increased competition in certain of our markets and execution problems at our Pamida retail segment, including distribution and inventory management, negatively impacted sales.

The Company's store activity is summarized below:


--------------------------------------------------------------------------------------------------------------------
                                                           26 Weeks Ended                         Year Ended
--------------------------------------------------------------------------------------------------------------------
                                               August 4, 2001           July 29, 2000          February 3, 2001
--------------------------------------------------------------------------------------------------------------------
SHOPKO STORES
Beginning number of stores                            141  *                   160                     160
Openings                                                0                        2                       4
Closings                                                0                        0                      23  *
                                                   -------                  -------                 -------
Ending number of stores                               141                      162                     141  *

--------------------------------------------------------------------------------------------------------------------

PAMIDA STORES
Beginning number of stores                            229                      157                     157
Openings                                                0                       15                      76
Closings                                                0                        1                       4
                                                   -------                  -------                 -------
Ending number of stores                               229                      171                     229
--------------------------------------------------------------------------------------------------------------------

*ShopKo store count reflects the 23 closings announced on January 31, 2001. The actual closings occurred in the first quarter of fiscal 2001.

Gross Margin:

Consolidated gross margin as a percent of net sales for the second quarter was
23.4 percent compared to 26.0 percent last year. ShopKo retail gross margin as a percent of net sales was 23.9 percent for the second quarter, compared with 25.6 percent last year. Pamida retail gross margin as a percent of net sales was 22.0 percent for the second quarter, compared with 27.5 percent last year.

Consolidated gross margin as a percent of net sales for the first half ended August 4, 2001 was 22.9 percent, 23.7 percent excluding ShopKo's closed stores, compared with 25.8 percent for the same period last year. The ShopKo retail gross margin as a percent of net sales for the same period was 23.5 percent,
24.7 percent excluding the closed stores, compared with 25.7 percent last year. Pamida retail gross margin as a percent of net sales was 21.1 percent compared with 26.2 percent last year.

In general, consolidated gross margin for the second quarter and first half was negatively impacted by margin rate compression, increased freight costs and operational inefficiencies at the Indiana distribution facility.

The Company uses the LIFO method for substantially all inventories. The effect on gross margin due to the change in the LIFO provision for the quarters ended August 4, 2001 and July 29, 2000 was $0 and $3.0 million, respectively. If the first-in, first-out (FIFO) method had been used, the Company's inventories would have been $19.1 million, $31.9 million, and $19.1 million higher at August 4, 2001, July 29, 2000, and February 3, 2001, respectively.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of net sales for the second quarter were 18.1 percent compared with 20.2 percent last year. ShopKo retail selling, general and administrative expenses as a percent of net sales for the quarter were 17.2 percent compared to 19.1 percent last year. Pamida retail selling, general and administrative expenses were 18.1 percent of net sales for the quarter compared to 21.1 percent last year.

Consolidated selling, general and administrative expenses as a percent of net sales for the 26 weeks ended August 4, 2001 decreased to 18.2 percent, 18.9 percent excluding the ShopKo retail closed stores, from 20.4 percent last year. ShopKo retail selling, general and administrative expenses as a percent of net sales were 17.0 percent, 17.7 percent excluding the closed stores, compared to
19.3 percent last year. Pamida retail selling, general and administrative expenses as a percent of net sales were 19.5 percent compared to 21.5 percent last year.

For the second quarter and first half, the improvement in both retail segments and on a consolidated basis is primarily due to restructuring initiatives and appropriate expense management.

Special Charges:

During the second quarter ended July 29, 2000, the Company incurred $2.9 million in special pre-tax costs relating to the Pamida acquisition for employee retention programs, elimination of administrative functions and various other integration initiatives. The Company incurred $4.1 million in special pre-tax costs for these purposes during the first half ended July 29, 2000.

Restructuring Reserve:

In connection with the reorganization plan announced in the fourth quarter of fiscal 2000, the Company incurred a pretax charge of $125.0 million, including $57.2 million related to asset writedowns. During the second quarter and first half of 2001, the Company charged approximately $7.0 million and $27.0 million, respectively, against the restructuring reserve. The charges were primarily related to inventory liquidation, employee separation costs and property carrying costs. The remaining balance of the restructuring reserve represents expected future payments to be incurred for the cost of lease terminations, carrying costs for leased and owned stores through their disposition, and employee separation costs. At this time, the Company believes it has adequately reserved for these costs and is in the process of disposing of the real estate and terminating the leases.

Interest Expense - Net:

Interest expense increased 6.1 percent over last year to $17.2 million and increased 14.2 percent over last year to $35.1 million for the second quarter and first half, respectively. This variance is primarily due to increased borrowing costs.

Income Taxes:

The effective tax rate for the second quarter was 40.0 percent compared with
44.5 percent last year. The effective tax benefit for the first half was 40.0 percent compared with a tax rate of 48.3 percent last year.

Gain on Sale of Discontinued Business:

In the second quarter of fiscal 2000, as a result of ProVantage Health Services, Inc. being sold to Merck & Co., Inc., the Company recognized a gain, net of income taxes, of $32.6 million.

Liquidity and Capital Resources:

The Company's liquidity requirements are met primarily by cash generated from its operations, with any remaining funding requirements provided by short-term and long-term borrowings. Cash provided from net earnings of continuing operations before depreciation and amortization was $45.9 million for the first half of fiscal 2001 compared to $50.5 million for the same period last year.

As of August 4, 2001, the Company had $342.4 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from March 2002 to March 2022, with approximately $242.8 million principal amount of the Senior Unsecured Notes maturing between March 2002 and November 2004. Subject to certain limitations set forth in the Secured Credit Facility, proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility.

In addition to the Senior Unsecured Notes, the Company had $310.0 million outstanding under its credit agreements at the end of the second quarter of fiscal 2001 compared to $327.7 million outstanding at the end of the second quarter of fiscal 2000.

On March 12, 2001, the Company closed on a $600.0 million senior secured revolving credit and term loan facility. The Company used proceeds from the Secured Credit Facility to pay off the outstanding amounts under its existing bank credit facilities, and those facilities were terminated. The Secured Credit Facility terminates March 12, 2004 but the facility may be extended for an additional year at the Company's option subject to certain conditions. The terms of the Secured Credit Facility set limits as to new indebtedness, repurchases of common stock and capital expenditures.

The Company believes that the Secured Credit Facility, together with expected cash from operations, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2001. However, if the Company's operating results were to deteriorate significantly for whatever reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has significant debt obligations maturing in the period from March 2002 to November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company's results of operations and financial condition will be materially adversely affected.

The Company spent $5.4 million on capital expenditures in the first half of fiscal 2001 compared to $92.9 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending February 2, 2002 are anticipated to approximate $30 million to $40.0 million, which is within the restrictions on capital expenditures in the Secured Credit Facility. The expenditures would relate primarily to ongoing store equipment and fixturing, information systems, and merchandise initiatives. This amount excludes any capital that may be required for acquisitions of businesses. However, the Company does not expect to pursue growth of its retail store business through new store construction or acquisitions in fiscal 2001. Such plans may be reviewed and revised from time to time in light of changing market conditions.

Inflation:

Inflation has had and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth, debt-retirement and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in the Company's Annual Report on Form 10-K for the period ended February 3, 2001 and as may be described from time to time in the Company's subsequent SEC filings, and such factors are incorporated herein by reference.

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

                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders


(a)  The Company held its 2001 Annual Meeting of Shareholders on June 5, 2001.

(b) Votes cast for the election of directors at the 2001 Annual Meeting were as follows:



             Jeffrey C. Girard:

                           For                               25,611,329

                           Withheld Authority                 1,462,215

              Dale P. Kramer:

                           For                               26,259,962

                           Withheld Authority                   813,582

              John G. Turner:

                           For                               26,268,710

                           Withheld Authority                   804,834



Messrs. Podany, Eugster, Watson and Wolf terms of office as directors continued after the 2001 Annual Meeting of Shareholders.

Votes cast to approve the Company's 2001 Stock Incentive Plan.



                           For                                        19,511,050

                           Against                                     6,849,617

                           Abstain                                       712,877

                           Broker Non-Vote                                     0


Votes cast to ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending February 2, 2002 were as follows:


                           For                                        25,765,866

                           Against                                     1,094,961

                           Abstain                                       212,716

                           Broker Non-Vote                                     0


Item 6.  Exhibits and Reports on Form 8-K


         (a)    Exhibits.

                10 Letter Agreement, dated May 15, 2001, between ShopKo Stores, Inc. and Jack W. Eugster.

                12   Statements Re Computation of Ratios.

         (b)      Reports on Form 8-K.

         The Company filed one Current Report on Form 8-K in the second quarter of fiscal 2001 as follows:

Date of Report             Items Reported
--------------             --------------

May  16, 2001              Items 5 and 7 -  ShopKo Stores, Inc. Names Chairman
                           of The Board.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHOPKO STORES, INC. (Registrant)


Date: September 12, 2001     By:  /s/ Brian W. Bender
                                  ---------------------------------
                                  Brian W. Bender
                                  Senior Vice President, Chief Financial Officer
                                  (Duly Authorized Officer of Registrant)


Date: September 12, 2001     By:  /s/ Peter J. O'Donnell
                                  ---------------------------------
                                  Peter J. O'Donnell
                                  Vice President and Controller
                                  (Chief Accounting Officer and Duly
                                  Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                              Sequential
Number                          Exhibit                              Page Number
-------                         -------                              -----------

10       Letter Agreement, dated May 15, 2001, between ShopKo                23
         Stores, Inc. and Jack W. Eugster.

12       Statements Re Computation of Ratios.                                26