Form 10-Q
period 2001-11-03
SHOPKO STORES INC
filed 2001-12-17
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended November 3, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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

Yes    X      No
    -----

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 30, 2001 is as follows:

     Title of Each Class                         Shares Outstanding

     Common Shares                               28,723,590

     Exhibit Index                               Page 1 of Page 22
     on Page 21

                               SHOPKO STORES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED NOVEMBER 3, 2001

                                      INDEX


                                                                                                 Page
                                                                                                 ----

Part I        Item 1 - Financial Statements

                      Condensed Consolidated Statements of Operations for the                     3
                      13 weeks ended November 3, 2001 and October 28, 2000

                      Condensed Consolidated Statements of Operations for the                     4
                      39 weeks ended November 3, 2001 and October 28, 2000

                      Condensed Consolidated Balance Sheets as of November 3, 2001                5
                      October 28, 2000 and February 3, 2001

                      Condensed Consolidated Statements of Cash Flows for the                     6
                      39 weeks ended November 3, 2001 and October 28, 2000

                      Condensed Consolidated Statement of Shareholders'                           7
                      Equity for the 39 weeks ended November 3, 2001

                      Notes to Condensed Consolidated Financial Statements                       8-10

              Item 2 - Management's Discussion and Analysis of Financial                         11-18
                       Condition and Results of Operations

              Item 3 - Quantitative and Qualitative Disclosure About                             18
                        Market Risk

Part II       Item 1 - Legal Proceedings                                                         19

              Item 6 - Exhibits and Reports on Form 8-K                                          19


              Signatures                                                                         20

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                              Third Quarter (13 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                          November 3,       October 28,      % Increase/
                                                              2001             2000           (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)

Revenues:
   Net sales                                              $    797,540     $     814,191        (2.0)
   Licensed department rentals and other income                  3,368             3,388
                                                          -------------    --------------
                                                               800,908           817,579        (2.0)
Costs and expenses:
   Cost of sales                                               619,636           619,500
   Selling, general and administrative expenses                151,048           166,748
   Special charges                                                                 3,121
   Depreciation and amortization expenses                       22,700            24,314
                                                          -------------    --------------
                                                               793,384           813,683        (2.5)

Earnings from operations                                         7,524             3,896         93.1
Interest expense - net                                          16,221            16,881
                                                          -------------    --------------

Loss before income taxes                                       (8,697)          (12,985)         33.0
Credit for income taxes                                        (3,479)           (4,561)
                                                          -------------    --------------

Net  loss                                                 $    (5,218)     $     (8,424)         38.1
                                                          =============    ==============

Basic net loss per common share                           $     (0.18)     $      (0.29)
                                                          =============    ==============

Diluted net loss per common share                         $     (0.18)     $      (0.29)
                                                          =============    ==============

Weighted average number of common
      Shares outstanding                                        28,699            28,698

Adjusted weighted average number of common
      Shares outstanding                                        28,699            28,698



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                               Year to Date (39 Weeks) Ended
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                          November 3,       October 28,      % Increase/
                                                              2001             2000           (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)

Revenues:
   Net sales                                              $  2,370,545     $   2,383,325        (0.5)
   Licensed department rentals and other income                  9,868             9,794
                                                          -------------    --------------
                                                             2,380,413         2,393,119        (0.5)
Costs and expenses:
   Cost of sales                                             1,832,676         1,783,409
   Selling, general and administrative expenses                437,484           487,647
   Special charges                                                                 7,233
   Depreciation and amortization expenses                       70,035            69,112
                                                          -------------    --------------
                                                             2,340,195         2,347,401        (0.3)

Earnings from operations                                        40,218            45,718       (12.0)
Interest expense - net                                          51,334            47,636
                                                          -------------    --------------

Loss from continuing operations before
   Income taxes                                                (11,116)           (1,918)     (479.6)
Provision (credit) for income taxes                             (4,448)              789
                                                          -------------    --------------

Loss from continuing operations                                 (6,668)           (2,707)     (146.3)
Discontinued operations:
Earnings from discontinued operations, net of income
   taxes of $1,201                                                                 1,567
Gain on sale of discontinued business, net of income
   taxes of $14,496                                                               32,590
                                                          -------------    --------------

Net (loss) earnings                                       $     (6,668)    $      31,450      (121.2)
                                                          =============    ==============

Earnings per share of common stock:
   Basic:
       Loss from continuing operations                    $      (0.23)    $       (0.09)
       Earnings from discontinued operations                                        0.05
       Gain on sale of discontinued business                                        1.12
                                                          -------------    --------------
       Net (loss) earnings                                $      (0.23)    $        1.08
                                                          =============    ==============
   Diluted:
       Loss from continuing operations                    $      (0.23)    $       (0.09)
       Earnings from discontinued operations                                        0.05
       Gain on sale of discontinued business                                        1.12
                                                          -------------    --------------
       Net (loss) earnings                                $      (0.23)    $        1.08
                                                          =============    ==============

Weighted average number of common
      Shares outstanding                                        28,699            29,119

Adjusted weighted average number of common
      Shares outstanding                                        28,699            29,119


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                           Third Quarter as of               Fiscal Year End
-------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                           November 3,       October 28,           February 3,
ASSETS                                                        2001               2000                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                               $      36,055      $     36,908         $      35,334
  Receivables, less allowance for losses of
     $2,839, $2,603 and $2,362, respectively                     50,269            64,837                57,581
  Merchandise inventories                                       784,191           926,753               713,925
  Other current assets                                           50,547            12,483                17,043
                                                          --------------     -------------        --------------
     Total current assets                                       921,062         1,040,981               823,883

Other assets and deferred charges                                14,016            16,991                14,486
Intangible assets - net                                         214,260           213,310               214,091

Property and equipment, net of accumulated
 depreciation of $633,416, $641,420 and
  $595,667; impairment reserve of $14,938,
  $0 and $57,155, respectively                                  914,700         1,009,563               976,791
                                                          --------------     -------------        --------------
     Total assets                                         $   2,064,038      $  2,280,845         $   2,029,251
                                                          ==============     =============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                         $     230,000      $    439,000         $     171,279
  Accounts payable - trade                                      345,020           396,745               278,175
  Accrued compensation and related taxes                         33,905            44,900                42,336
  Accrued other liabilities                                     145,850           122,384               125,141
  Accrued income and other taxes                                 27,062            33,132                25,682
  Current portion of long-term obligations and leases            82,457             6,409                 7,185
                                                          --------------     -------------        --------------
    Total current liabilities                                   864,294         1,042,570               649,798

Long-term obligations and leases, less current portion          509,218           486,745               660,321
Other long-term obligations                                      12,733                                  34,810
Deferred income taxes                                            22,634            42,534                22,575
Shareholders' equity:
  Common stock                                                      307               306                   306
  Additional paid-in capital                                    384,948           384,563               384,563
  Retained earnings                                             310,154           364,377               317,128
  Less treasury stock                                           (40,250)          (40,250)              (40,250)
                                                          --------------     -------------        --------------
     Total shareholders' equity                                 655,159           708,996               661,747
                                                          --------------     -------------        --------------
     Total liabilities and shareholders' equity           $   2,064,038      $  2,280,845         $   2,029,251
                                                          ==============     =============        ==============


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                   Year to Date (39 weeks) Ended
------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                     November 3,            October 28,
                                                                         2001                  2000
------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)

Cash flows from operating activities:
 Loss from continuing operations                                  $       (6,668)        $       (2,707)
 Adjustments to reconcile loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                          70,035                 69,112
    Provision for losses on receivables                                       276                    343
    (Gain) loss on sale of property and equipment                           (554)                     15
    Deferred income taxes                                                  25,260               (11,643)
    Change in assets and liabilities
     Receivables                                                            7,036                (7,267)
     Merchandise inventories                                             (70,266)              (271,818)
     Other current assets                                                (37,055)                (6,751)
     Other assets and intangibles                                         (6,281)               (18,666)
     Accounts payable                                                      66,846                 67,375
     Accrued liabilities                                                  (4,057)                 15,639
------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                   44,572              (166,368)
------------------------------------------------------------------------------------------------------------
Net cash flows from discontinued operations                                                      140,121
 Cash flows from investing activities:
 Payments for property and equipment                                     (12,078)              (151,974)
 Proceeds from the sale of property and equipment                           7,558                  2,801
 Business acquisition, net of cash acquired                                                      (2,070)
------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                (4,520)              (151,243)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net proceeds from debt borrowings                                        330,000                194,000
 Net payments of debt and capital lease obligations                     (369,331)                  (712)
 Change in common stock from stock options                                                         2,892
 Purchase of treasury stock                                                                     (20,222)
------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                 (39,331)                175,958
------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     721                (1,532)
Cash and cash equivalents at beginning of period                           35,334                 38,440
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $        36,055        $        36,908
============================================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                            $            78        $        36,938

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY

                                                                                         -
------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                     Year To Date (39 Weeks) Ended November 3, 2001
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                           (UNAUDITED)

                                           Common Stock                                      Treasury Stock              Total
                                       ----------------------   Additional              ---------------------- ---------------------
                                                                 Paid-in       Retained
                                       Shares        Amount      Capital       Earnings   Shares       Amount     Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT FEBRUARY 3, 2001         30,603    $      306      384,563    $   317,128   (1,904)   $  (40,250)     28,699  $  661,747

Net loss                                                                      (6,668)                                        (6,668)

Issuance of restricted stock             50             1          385          (386)                                 50           0

Restricted stock expense                                                           80                                             80

                                     -----------------------------------------------------------------------------------------------
BALANCES AT NOVEMBER 3, 2001         30,653    $      307    $ 384,948    $   310,154   (1,904)   $  (40,250)     28,749  $  655,159
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

Reclassifications:

The November 3, 2001, October 28, 2000 and February 3, 2001 Condensed Consolidated Balance Sheets reflect a change in the reporting of "Cash and cash equivalents", as well as "Accounts payable - trade". The Company now reports in "Cash and cash equivalents" amounts which are primarily comprised of store depository, credit card depository, and cash concentration accounts. Previously they were netted against "Accounts payable - trade".

Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its November 3, 2001 financial statements. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a reduction in amortization expense of approximately $5.2 million per year. We will perform the first of the required impairment tests of goodwill during fiscal year 2002, to evaluate existing goodwill for impairment upon adoption of SFAS No. 142 and will record any transition impairment as a cumulative effect of a change in accounting principle in the consolidated income statements. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not possible to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized. It is possible the Company could incur substantial impairment losses in the future as a result of adopting this Statement.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently evaluating the provisions of SFAS 144.

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

Restructuring Reserve:

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores and a related distribution center serving those stores and to downsize its corporate workforce. The closings took place in the first quarter of fiscal 2001, resulting in the termination of approximately 2,500 employees, including approximately 180 employees at the ShopKo and Pamida corporate headquarters. In connection with the reorganization plan, the Company incurred a pretax charge of $125.0 million, including $57.2 million related to asset writedowns. Following is an analysis of the change in the restructuring reserve (in thousands) which includes primarily cash payments and the disposal of inventory:


---------------------------------------------------- ------------------ ------------------ ----------------- ------------------
                                                       Balance as of          Cash              Other          Balance as of
---------------------------------------------------- ------------------ ------------------ ----------------- ------------------
                                                       Feb. 3, 2001         Payments         Adjustments       Nov. 3, 2001
                                                       ------------         --------         -----------       ------------
---------------------------------------------------- ------------------ ------------------ ----------------- ------------------

----------------------------------------------------                    ------------------ ----------------- ------------------
Lease termination and property carrying costs             45,752            (11,560)             731              34,923
---------------------------------------------------- ------------------ ------------------ ----------------- ------------------
Inventory liquidation costs                               10,447                0              (10,447)              0
---------------------------------------------------- ------------------ ------------------ ----------------- ------------------
Employee separation costs                                  9,262             (7,410)           (1,852)               0
---------------------------------------------------- ------------------ ------------------ ----------------- ------------------
Other costs                                                2,416             (2,179)              0                 237
---------------------------------------------------- ------------------ ------------------ ----------------- ------------------

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The ShopKo retail and total net sales include sales of the 23 ShopKo stores closed in the first quarter of fiscal 2001. Net sales of the ShopKo closed stores, for the 39 weeks ended November 3, 2001 and October 28, 2000 were $56.0 million and $136.7 million, respectively.


                                        Third Quarter (13 Weeks) Ended                Year to Date (39 Weeks) Ended
                                     -------------------------------------       ----------------------------------------
                                      November 3,           October 28,            November 3,             October 28,
                                         2001                   2000                  2001                    2000
-------------------------------------------------------------------------------------------------------------------------

Net sales
    ShopKo Retail                 $        599,665      $         627,569     $       1,769,788       $        1,835,721
    Pamida Retail                          197,875                186,622               600,757                  547,604
    Total net sales               $        797,540      $         814,191     $       2,370,545       $        2,383,325
    Total net sales excluding
    ShopKo closed stores          $        797,540      $         768,885     $       2,314,569       $        2,246,671
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations
    ShopKo Retail                 $         21,221      $           8,815     $          70,837       $           56,966
    Pamida Retail                          (7,865)                  4,139              (14,432)                   12,530
    Corporate                              (5,832)                (9,058)              (16,187)                 (23,778)
-------------------------------------------------------------------------------------------------------------------------
Earnings from operations          $          7,524      $           3,896     $          40,218       $           45,718
-------------------------------------------------------------------------------------------------------------------------


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first three quarters of fiscal 2001 and fiscal 2000.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at November 3, 2001 and October 28, 2000 and the results of their operations and their cash flows for the 13 and 39 week periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the cash flows of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the third quarter and first three quarters of fiscal 2001 and 2000 as a percentage of net sales:

                                                        Third Quarter (13 Weeks)                     Year to Date (39 Weeks)
                                                        ------------------------                     -----------------------
                                                      Fiscal 2001       Fiscal 2000              Fiscal 2001           Fiscal 2000
                                                      -----------       -----------      ---------------------------   -----------
                                                                                             As            Excluding
                                                                                          Reported          Closed
                                                                                                            Stores
                                                   -------------------------------------------------------------------------------

Revenues
  Net sales                                               100.0    %         100.0   %      100.0    %        100.0  %    100.0  %
  Licensed department rentals and other income              0.4                0.4            0.4               0.4         0.4
                                                   -------------      -------------     ----------      ------------     -------
                                                          100.4              100.4          100.4             100.4       100.4

Cost of sales                                              77.7               76.1           77.3              76.8        74.8

Gross margin                                               22.3               23.9           22.7              23.2        25.2

  Selling, general and administrative expenses             18.9               20.5           18.4              18.9        20.5
  Special charges                                           0.0                0.3            0.0               0.0         0.3
  Depreciation and amortization expenses                    2.9                3.0            3.0               3.0         2.9
                                                   -------------      -------------     ----------      ------------     -------

Earnings from operations                                    0.9                0.5            1.7               1.7         1.9
Interest expense - net                                      2.0                2.1            2.2               2.2         2.0
                                                   -------------      -------------     ----------      ------------     -------

Loss from continuing operations
before income taxes                                       (1.1)              (1.6)          (0.5)             (0.5)        (0.1)
Provision (credit) for income taxes                       (0.4)              (0.6)          (0.2)             (0.2)         0.0
                                                   -------------      -------------     ----------      ------------     -------

Loss from continuing operations                           (0.7)    %         (1.0)   %      (0.3)    %        (0.3)   %    (0.1) %
                                                   =============      =============     ==========      ============     =======


The Company has two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL

                                                     Third Quarter (13 Weeks)             Year to Date (39 Weeks)
                                                   --------------------------    ----------------------------------------
                                                     Fiscal          Fiscal                Fiscal                Fiscal
                                                      2001            2000                  2001                  2000
                                                   ---------      ----------     ---------------------------   ----------
                                                                                      As          Excluding
                                                                                   Reported        Closed
                                                                                                   Stores
                                                   ---------      ----------     -----------     ----------    ----------

Revenues
  Net sales                                         100.0 %          100.0 %        100.0 %        100.0 %        100.0 %
  Licensed departmental rentals and other
      income                                          0.5              0.5            0.5            0.5            0.5
                                                    -----          -------        -------        -------        -------
                                                    100.5            100.5          100.5          100.5          100.5

Cost of sales                                        77.0             76.8           76.7           75.9           75.1

Gross margin                                         23.0             23.2           23.3           24.1           24.9

  Selling, general and administrative
      expenses                                       17.4             19.4           17.0           17.7           19.4
  Depreciation and amortization expenses              2.6              2.9            2.8            2.8            2.9
                                                    -----          -------        -------        -------        -------

Earnings from operations                              3.5 %            1.4 %          4.0 %          4.1 %          3.1 %
                                                    =====          =======        =======        =======        =======


PAMIDA RETAIL

                                                       Third Quarter (13 Weeks)               Year to Date (39 Weeks)
                                                    -----------------------------      --------------------------------------
                                                       Fiscal            Fiscal           Fiscal                     Fiscal
                                                        2001              2000             2001                       2000
                                                    -----------        ----------      ------------               -----------

Revenues
  Net sales                                           100.0 %             100.0 %           100.0 %                  100.0 %
  Licensed departmental rentals and other
      income                                            0.3                 0.2               0.2                      0.2
                                                    -------             -------           -------                  -------
                                                      100.3               100.2             100.2                    100.2

Cost of sales                                          79.9                73.8              79.2                     73.8

Gross margin                                           20.1                26.2              20.8                     26.2

  Selling, general and administrative
      expenses                                         20.9                21.1              20.0                     21.3
  Depreciation and amortization expenses                3.5                 3.2               3.4                      2.8
                                                    -------             -------           -------                  -------

(Loss) earnings from operations                        (4.0) %              2.2 %            (2.4) %                   2.3 %
                                                    =======             =======           =======                  =======

NET SALES:

The following table presents the Company's consolidated net sales, excluding closed stores and layaway, for the third quarter and first three quarters of fiscal 2001 and fiscal 2000:


                                           THIRD QUARTER (13 WEEKS)               % INCREASE
                                           ------------------------               ----------
                                          FISCAL             FISCAL
                                           2001               2000              TOTAL      COMP
                                           ----               ----              -----      ----
                ShopKo Retail             $599.7             $582.3              3.0        2.6
                Pamida Retail              197.8              186.6              6.0       (0.4)
                                          ------             ------             ----      -----
                Consolidated              $797.5             $768.9              3.7        1.9
                                          ======             ======             ====      =====




                                            YEAR TO DATE (39 WEEKS)             % INCREASE
                                            -----------------------             ----------
                                           FISCAL               FISCAL
                                            2001                 2000           TOTAL     COMP
                                            ----                 ----           -----     ----
                ShopKo Retail             $1,713.8             $1,699.1          0.9       0.1
                Pamida Retail                600.8                547.6          9.7      (3.9)
                                          --------             --------         ----     -----
                Consolidated              $2,314.6             $2,246.7          3.0      (0.8)
                                          ========             ========         ====     =====


The 2.6% increase in third quarter ShopKo retail comparable store sales is derived from the following categories: Retail Health, 8.9%; Hardlines/Home, 1.1%; and Apparel, (0.7)%. The (0.4)% decrease in Pamida's third quarter retail comparable store sales is derived from the following categories: Retail Health, 21.1%; Hardlines/Home, (1.9)%; and Apparel, (8.8)%. The improvement in the third quarter consolidated sales is due to continued strong performance in Retail Health and merchandising and marketing initiatives.

The 0.1% increase in the first three quarters ShopKo retail comparable store sales is derived from the following categories: Retail Health, 9.0%; Hardlines/Home, (2.8)%; and Apparel, (2.7)%. The (3.9)% decrease in Pamida's first three quarters retail comparable store sales is derived from the following categories: Retail Health, 18.8%; Hardlines/Home, (6.5)%; and Apparel, (8.6)%. The change in consolidated sales for the first three quarters reflects the Retail Health growth trend offset by the difficult economic environment, increased competition in certain of our markets and execution problems at our Pamida retail segment.

Changes in retail comparable store sales are based upon those stores which were open for the entire preceding fiscal year.

The Company's store activity is summarized below:



-----------------------------------------------------------------------------------------------------------------------
                                                             39 Weeks Ended                          Year Ended
-----------------------------------------------------------------------------------------------------------------------
                                               November 3, 2001          October 28, 2000         February 3, 2001
-----------------------------------------------------------------------------------------------------------------------

SHOPKO STORES
------------------------------------
Beginning number of stores                            141  *                   160                     160
------------------------------------
Openings                                                0                        4                       4
------------------------------------
Closings                                                0                        0                      23  *
------------------------------------               ------                   ------                  ------
Ending number of stores                               141                      164                     141  *
------------------------------------

-----------------------------------------------------------------------------------------------------------------------
PAMIDA STORES
------------------------------------
Beginning number of stores                            229                      157                     157
------------------------------------
Openings                                                0                       75                      76
------------------------------------
Closings                                                0                        1                       4
------------------------------------               ------                   ------                  ------
Ending number of stores                               229                      231                     229
-----------------------------------------------------------------------------------------------------------------------

*ShopKo store count reflects the 23 closings announced on January 31, 2001. The actual closings occurred in the first quarter of fiscal 2001.

Gross Margin:

Consolidated gross margin as a percent of net sales for the third quarter was
22.3 percent compared to 23.9 percent last year. ShopKo retail gross margin as a percent of net sales was 23.0 percent for the third quarter, compared with 23.2 percent last year. Pamida retail gross margin as a percent of net sales was 20.1 percent for the third quarter, compared with 26.2 percent last year.

Consolidated gross margin as a percent of net sales for the three quarters ended November 3, 2001 was 22.7 percent, 23.2 percent excluding ShopKo's closed stores, compared with 25.2 percent for the same period last year. The ShopKo retail gross margin as a percent of net sales for the same period was 23.3 percent, 24.1 percent excluding the closed stores, compared with 24.9 percent last year. Pamida retail gross margin as a percent of net sales was 20.8 percent compared with 26.2 percent last year.

The decrease in consolidated gross margin for the third quarter, and for the three quarters ended November 3, 2001, is primarily attributable to the Pamida division's inventory management issues, including inventory shrinkage and increased distribution costs, as well as, margin rate compression at both divisions.

The Company uses the LIFO method for substantially all inventories. The negative effect on gross margin due to the change in the LIFO provision for the third quarter and the first three quarters was $0 and $0, respectively, compared to $1.0 million and $4.0 million for the same periods last year. If the first-in, first-out (FIFO) method had been used, the Company's inventories would have been $19.1 million, $32.9 million, and $19.1 million higher at November 3, 2001, October 28, 2000, and February 3, 2001, respectively.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of net sales for the third quarter were 18.9 percent compared with 20.5 percent last year. ShopKo retail selling, general and administrative expenses as a percent of net sales for the quarter were 17.4 percent compared to 19.4 percent last year. Pamida retail selling, general and administrative expenses were 20.9 percent of net sales for the quarter compared to 21.1 percent last year.

Consolidated selling, general and administrative expenses as a percent of net sales for the first three quarters decreased to 18.4 percent, 18.9 percent excluding the ShopKo retail closed stores, from 20.5 percent last year. ShopKo retail selling, general and administrative expenses as a percent of net sales were 17.0 percent, 17.7 percent excluding the closed stores, compared to 19.4 percent last year. Pamida retail selling, general and administrative expenses as a percent of net sales were 20.0 percent compared to 21.3 percent last year.

For the third quarter and first three quarters, the improvement in both retail segments and on a consolidated basis is primarily due to restructuring initiatives and appropriate expense management.

Special Charges:

During the third quarter ended October 28, 2000, the Company incurred $3.1 million in special pre-tax costs relating primarily to Pamida's conversion of the P.M. Place Stores Company locations, which were acquired during the second quarter of fiscal 2000. The Company incurred $7.2 million in special pre-tax costs relating to the Pamida acquisition and Pamida's conversion of the Place's locations during the first three quarters ended October 28, 2000.

Restructuring Reserve:

In connection with the reorganization plan announced in the fourth quarter of fiscal 2000, the Company incurred a pretax charge of $125.0 million, including $57.2 million related to asset writedowns. During the third quarter and first three quarters of 2001, the Company charged approximately $6.2 million and $32.7 million, respectively, against the restructuring reserve. The charges were primarily related to inventory liquidation, employee separation costs and property carrying costs. The remaining balance of the restructuring reserve represents expected future payments to be incurred for the cost of lease terminations, and carrying costs for leased and owned stores through their disposition. In the third quarter, the Company terminated three leases. At this time, the Company believes it has adequately reserved for these costs, however, sales of owned stores and lease terminations have been slower than anticipated. Therefore, the Company is currently evaluating the adequacy of the amounts reserved as it continues the process of disposing of the real estate and terminating the leases.

Interest Expense - Net:

Interest expense decreased 3.9 percent over last year to $16.2 million and increased 7.8 percent over last year to $51.3 million for the third quarter and first three quarters, respectively. Increased borrowing costs were offset in the third quarter by declining debt levels.

Income Taxes:

The effective tax benefit for the third quarter was 40.0 percent compared with
35.1 percent last year. The effective tax benefit for the first three quarters was 40.0 percent compared with an effective tax provision of 41.1 percent last year.

Liquidity and Capital Resources:

The Company's liquidity requirements are met primarily by cash generated from its operations, with any remaining funding requirements provided by short-term and long-term borrowings. Cash provided from continuing operations before depreciation and amortization was $63.4 million for the first three quarters of fiscal 2001 compared to $66.4 million for the same period last year.

As of November 3, 2001, the Company had $342.5 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from March 2002 to March 2022, with approximately $242.8 million principal amount of the Senior Unsecured Notes maturing between March 2002 and November 2004. Subject to certain limitations set forth in the Secured Credit Facility, proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility.

In addition to the Senior Unsecured Notes, the Company had $330.0 million outstanding under its credit agreements at the end of the third quarter of fiscal 2001 compared to $439.0 million outstanding at the end of the third quarter of fiscal 2000.

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

The Company spent $12.1 million on capital expenditures in the first three quarters of fiscal 2001 compared to $152.0 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending February 2, 2002 are anticipated to approximate $25.0 million, which is within the restrictions on capital expenditures in the Secured Credit Facility. The expenditures would relate primarily to ongoing store equipment and fixturing, information systems, and merchandise initiatives. The Company expects to deploy a conservative capital expenditure program for the fiscal year ending February 1, 2003 in the range of $25.0 to $35.0 million. Such plans may be reviewed and revised from time to time in light of changing market conditions.

Inflation:

Inflation has had and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth, debt-retirement and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include: 1) the duration and severity of the current economic slowdown and the continuing impact of terrorist attacks and continued hostilities or other similar or related events; 2) the impact of recent accounting pronouncements as described in Part I hereof; and 3) those referenced in the Company's Annual Report on Form 10-K for the period ended February 3, 2001 and as may be described from time to time in the Company's subsequent SEC filings, and such factors are incorporated herein by reference.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ending February 3, 2001. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 10, 2001, a purported class action was filed in the United States District Court for the Eastern District of Wisconsin (Case No. 01-C-1034) on behalf of Robert Farer, an alleged shareholder of the Company and other purchasers of Company securities against the Company and William J. Podany, the president and chief executive officer of the Company, for alleged violations of federal securities laws. At least two additional complaints have been filed containing substantially identical claims. The suits allege that the Company and Mr. Podany made various misrepresentations and omissions in public disclosures concerning the Company between March 9, 2000 and November 9, 2000. Specifically, it is alleged that the Company failed to disclose that the Company was experiencing significant shipping and inventory control problems at the Pamida division Lebanon, Indiana distribution facility.

The complaints request, among other things, that the court declare that the action is a proper class action and award compensatory monetary damages, including reasonable attorneys' and experts' fees.

The Company believes the actions to be totally without merit and intends to vigorously defend this matter. There can be no assurances, however, with regard to the outcome of the actions.

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits.

         12          Statements Re Computation of Ratios.


    (b)  Reports on Form 8-K.

         The Company filed no Current Reports on Form 8-K in the third quarter of fiscal 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHOPKO STORES, INC. (Registrant)


Date: December 14, 2001      By:  /s/ Brian W. Bender
                                  -------------------
                                  Brian W. Bender
                                  Senior Vice President, Chief Financial Officer
                                  (Duly Authorized Officer of Registrant)


Date: December 14, 2001      By:  /s/ Peter J. O'Donnell
                                  -------------------------------------
                                  Peter J. O'Donnell
                                  Vice President and Controller
                                  (Chief Accounting Officer and Duly
                                  Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                        Sequential
Number                              Exhibit                    Page Number

 12               Statements Re Computation of Ratios.             22