Form 10-K
period 2002-02-02
SHOPKO STORES INC
filed 2002-04-29
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year (52 weeks) ended February 2, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
             Title of each class                        which registered
    ---------------------------------------          --------------------------
    Common Stock, par value $0.01 per share           New York Stock Exchange
    Series B Preferred Stock Purchase Rights          New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      ------     ------

Page 1 of  197    Exhibit index on page  65

                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2002 was approximately $516,229,376.00 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of March 29, 2002: 28,730,310.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 29, 2002.



















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

     The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. ShopKo is a customer lifestyle-driven specialty discount retailer located primarily in mid-size and larger communities. As of February 2, 2002, the Company had 141 ShopKo retail stores operating in 15 Midwest, Pacific Northwest and Western Mountain states. Pamida is a general merchandise discount retailer serving smaller and more rural communities. As of February 2, 2002, the Company had 225 Pamida retail stores operating in 16 Midwest, North Central and Rocky Mountain states. Financial information about these segments is included in Note J of the Notes to Consolidated Financial Statements for fiscal year 2001.

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

     With a focus on serving the customer and building customer loyalty, ShopKo has developed and implemented a long-term strategic operating model which is based upon creating market opportunities by serving time-strapped consumers' changing shopping habits. This operating model is based upon four strategic initiatives:

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

     Execution. ShopKo's operating committee is responsible for sustaining ShopKo's performance-driven culture. ShopKo has centralized decisions with respect to product selection, pricing, space utilization and marketing. This allows store personnel to focus on overall customer satisfaction through inventory in-stock position, creation of a friendly environment and simplification of the shopping experience.

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

MERCHANDISING AND SERVICES - SHOPKO RETAIL

     The ShopKo Retail store net sales mix for the last three fiscal years was:


                 -------------------------- --------------- -------------- --------------
                                                    2001           2000           1999
                 -------------------------- --------------- -------------- --------------

                 Hardlines                          54%             55%            57%
                 -------------------------- --------------- -------------- --------------
                 Softlines                          22%             23%            23%
                 -------------------------- --------------- -------------- --------------
                 Retail Health                      24%             22%            20%
                 -------------------------- --------------- -------------- --------------


     ShopKo's retail stores carry a wide assortment of trend-correct branded and private label softline goods, including:

     - women's, men's and children's apparel,
     - shoes,
     - jewelry,
     - cosmetics, and
     - accessories.

     ShopKo also carries a wide assortment of seasonal and everyday basic categories of hardline goods such as:

     - housewares,                              - music/videos,
     - home textiles,                           - toys,
     - household supplies,                      - sporting goods,
     - health and beauty aids,                  - greeting cards and gift wrap,
     - home entertainment products,             - candy,
     - small appliances,                        - snack foods, and
     - furniture,                               - lawn and garden.

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

     The Company also provides professional health services in most of its stores. Of the Company's 141 stores as of February 2, 2002, 140 include pharmacy centers and optical centers.

In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. Each store with pharmacy and optical centers employs or contracts with an average of approximately three licensed pharmacists, one licensed optometrist and six opticians. ShopKo's pharmacies filled over 12.2 million prescriptions in fiscal 2001. ShopKo's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 89 in-store finishing labs. In fiscal 2001, ShopKo dispensed over 679,000 eyewear prescriptions. The in-store finishing labs typically service other ShopKo stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

MARKETING AND ADVERTISING - SHOPKO RETAIL

     ShopKo markets its general merchandise and retail pharmacy and optical services by using weekly newspaper circulars, which enables ShopKo to reach a broad-based group of customers consisting largely of middle-income families. These full-color circulars average 24 pages and feature values in all of the departments in ShopKo's stores and have a circulation of 4.4 million. ShopKo uses direct mail advertisements selectively during key promotional periods. These direct mail advertisements have a circulation of 6 million. All printed advertising materials are designed by the Company's in-house design team and photographed in the Company's own photography studios. In addition to the newspaper circulars and direct mail advertisements, ShopKo uses television and radio advertising as a secondary media to support key events.

     ShopKo prices its merchandise so as to be competitive with its regional and national discount competitors. In general, ShopKo uses its frequent advertising of a large group of high demand items to reinforce its competitive value image and to generate store traffic, rather than attempting to meet the lowest available price on every item. ShopKo believes it provides comprehensive value through its offering of quality trend-correct, casual lifestyle merchandise at compelling prices in an attractive, customer-friendly shopping environment.

SHOPKO RETAIL STORE LAYOUT AND DESIGN

     ShopKo stores are designed for simplicity, speed and ease of the shopping experience. The stores present an exciting environment with emphasis on ShopKo's customers' lifestyles and brand awareness. The stores feature competitive assortments of softlines, home and hardlines products as well as professional pharmacy and optical departments. The pharmacy and optical departments are located in the front of the store for added convenience. Health and Beauty Aids and Over The Counter product have been positioned adjacent to the pharmacy, in most stores, to provide a total health care environment. ShopKo designs the remainder of the store in a "racetrack" configuration which assists customers in navigating easily throughout the store. ShopKo presents high impulse, high volume promotional items prominently in main aisle positions and on fixture endcaps.

     ShopKo will continue its focus to enhance the customer experience through a well-managed asset maintenance program. Stores are generally planned to be remodeled every ten years. The Company's average ShopKo store size is over 90,000 square feet. Future store size may vary depending on the community and the retail competition in the immediate area. The Company continues to evaluate growth opportunities, however, it does not plan to open any new ShopKo stores in fiscal 2002.

SHOPKO RETAIL STORE OPERATIONS AND MANAGEMENT

     ShopKo's store operations organization focuses on:

     - leadership,
     - performance,
     - merchandising innovation, and
     - excellence in execution.

     ShopKo strives for continuous improvements in overall customer satisfaction, which is measured by an independent research firm. The ShopKo operating model has been integrated into store operations with significant improvements in operating efficiency and dedication to customer service. The store operations organization is now focusing on a framework of three leadership planks: people, performance and profit.

     People. The Company believes that it has improved teammate satisfaction and has undertaken an intensive management and teammate development program to ensure commitment to the Company's mission and principles. This education is intended to sharpen management's focus and ability to drive sales through an integrated partnership with the central organization and a focus on leadership.

     Performance. The Company improved customer service through a comprehensive strategic initiative designed to enhance store execution and reduce costs. This initiative identified non-value-added activities which were eliminated to simultaneously increase productivity and enhance associate availability to help customers. ShopKo's research indicates that over 88% of ShopKo's customers give ShopKo high performance ratings over the last two years for overall satisfaction.

     Profit. ShopKo uses technological innovation to support store performance and profitability. These innovations include multi-media computer-based training for our associates, as well as an innovative automated labor management system which provides on-line sales forecasting in 15 minute increments which ties labor scheduling to customer traffic patterns.

     ShopKo holds its store operations management team accountable for execution of aggressive plans and achievement of comprehensive goals. ShopKo emphasizes ongoing development of this management team to ensure that ShopKo has the competencies required for continued success.

PURCHASING AND DISTRIBUTION - SHOPKO RETAIL

     ShopKo purchases merchandise from more than 2,600 vendors. ShopKo's ten largest vendors accounted for approximately 35.1% of ShopKo's purchases during fiscal 2001. ShopKo believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. The majority of ShopKo's vendors are linked to its electronic data interchange purchase order systems as of February 2, 2002. Vendors electronically receive point-of-sale information from ShopKo, which allows them to respond to changing inventory levels in the stores. The Company continues to implement the use of electronic purchase order acknowledgments issued by vendors based on the sales information they have received. In addition, the majority of ShopKo's vendors are now electronically transmitting invoices directly into the Company's automated invoice matching system.

     ShopKo purchasing and distribution of merchandise is a critical aspect of our business. The Company has implemented a program which focuses on continuous improvement of the purchasing and distribution functions. This program has resulted in improved in-stock positions and working capital through lower inventory levels in our distribution centers and stores, and increased inventory turnover. The Company uses centralized purchasing, replenishment and allocation processes and information systems. These systems have been upgraded over the last several years and additional upgrades are in-process. Allocation and distribution management is closely tied to the merchandise buying organization to effectively control and plan merchandise logistics.

     Direct imports accounted for approximately 9.6% of ShopKo's purchases, based upon cost of goods, during fiscal 2001. ShopKo buys its imported goods, principally in the Far East, and ships the goods to its distribution centers for distribution to the stores.

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

     ShopKo believes that these cost reductions help it remain price competitive. During fiscal 2001, approximately 87% of the merchandise sold by ShopKo, excluding optical and pharmaceutical products, flowed through its distribution centers.

     The Company completed expansion of its distribution centers in Wisconsin and Idaho during fiscal 2000 and completed construction of a replacement for its distribution center in Nebraska in the first quarter of fiscal 2001. These expansions increased retail distribution center square footage by approximately 27% and have improved service to stores, reduced backroom congestion and will support future growth. Effective March 23, 2001, ShopKo closed its Illinois distribution center due to the expansion of its three other distribution centers and the corporate restructuring announced on January 31, 2001.

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

     The Company's merchandising systems provide for integrated perpetual inventory management, automated replenishment, promotional planning, space planning, merchandise financial planning and assortment planning. In addition, ShopKo converts transaction-based raw data it amasses daily into actionable reporting which serves as a decision support tool for the Company's management.

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

     In fiscal 2001, ShopKo completed implementation of a number of systems initiatives, including several major replenishment system enhancements which contributed to reduced inventories and increased inventory turnover, a system to track purchase orders for imported merchandise, a decision support system which enables improved management of the Company's retail health business, and initiated the rollout of a markdown optimization system. In addition, the Company completed the consolidation of its financial, human resources, and payroll systems for both operating divisions.

EXPANSION - SHOPKO RETAIL

     The Company does not currently anticipate pursuing growth of the ShopKo retail business through the addition of new stores in fiscal 2002. See Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. As conditions allow, the Company intends to consider increasing the number of ShopKo retail stores to achieve economies of scale and to capitalize on the Company's existing infrastructure. The Company's plans with respect to new store growth are subject to change, and the Company cannot assure that it will achieve its plans.

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

     - in-stock availability of merchandise; and

     - advertising.

     ShopKo's principal national general merchandise discount chain competitors are Wal-Mart, Kmart and Target, each of which is substantially larger than, and has greater resources than, the Company. The percentage of stores where these competitors are present is as follows:

                                - Wal-Mart   95%
                                - Kmart      93%
                                - Target     74%

     ShopKo also competes with regional chains in some markets in the Midwest and the Pacific Northwest. These competitors continue to open new stores in ShopKo's markets.

     Historically, the entry of one of these chains into an area served by a ShopKo store generally has had an adverse effect on the affected store's sales growth for approximately 12 months. After the 12 month time period, the ShopKo store generally has resumed a positive growth trend. Entry by one of these competitors into a ShopKo market often has resulted in permanently intensified price competition. In addition, ShopKo store sales are generally negatively affected by a competitor's increased saturation through expansion, relocation and additional stores in an existing market. The Company's efficiency measures and distribution center expenditures are important aspects of ShopKo's efforts to maintain or improve operating margins and market share in these markets.

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

MERCHANDISING PHILOSOPHY - PAMIDA RETAIL

     Pamida's strategy is to offer consumers in small, rural communities a convenient one-stop shopping format. A typical store carries a broad assortment of value-priced hardlines and softlines merchandise as well as consumables, and 76 stores have pharmacy centers.

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

MERCHANDISING AND SERVICES - PAMIDA RETAIL

     The Pamida Retail store net sales mix for the last three fiscal years was:


                  ------------------------- --------------- -------------- --------------
                                                    2001           2000           1999
                  ------------------------- --------------- -------------- --------------

                  Hardlines                         69%             70%            70%
                  ------------------------- --------------- -------------- --------------
                  Softlines                         18%             19%            20%
                  ------------------------- --------------- -------------- --------------
                  Pharmacy                          13%             11%            10%
                  ------------------------- --------------- -------------- --------------

     Pamida's softlines division includes:

     - men's, women's, children's and infant's clothing,
     - men's and women's footwear,

     - jewelry and accessories, and
     - cosmetics.

     Pamida's hardlines division includes categories such as:

     - home furnishings,                       - seasonal,
     - hardware,                               - consumables,
     - domestics,                              - health and beauty aids,
     - electronics,                            - automotive, and
     - lawn and garden,                        - toys

As of February 2, 2002, Pamida owned and operated pharmacies in 73 of its stores with an additional three pharmacies leased to and operated by independent pharmacists. The pharmacies have proven to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends to aggressively grow its pharmacy base, looking to add 15 to 20 pharmacies per year for the next couple of years.


MARKETING AND ADVERTISING - PAMIDA RETAIL

     Pamida's advertising primarily utilizes colorful weekly circulars coordinated by an internal advertising staff. Circulars advertise brand-name and other merchandise at competitive prices.

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

     Pamida's stores average approximately 33,000 square feet of sales area and range in size from approximately 8,000 to 50,000 square feet of sales area. Pamida uses a 24,000 or 35,000 square foot prototype when building new stores.

PAMIDA RETAIL STORE OPERATIONS AND MANAGEMENT

     The methods that Pamida employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel and a liberal return policy.

PURCHASING AND DISTRIBUTION - PAMIDA RETAIL

     Pamida maintains a centralized purchasing, merchandise allocation and space planning staff at its central offices. Pamida's point-of-sale data capture equipment located in its stores provides current information to Pamida's buyers and inventory management specialists to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

     Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. Pamida continuously seeks to optimize merchandise costs.

     Pamida has entered into an agreement with Payless ShoeSource, Inc. to be the primary vendor within the shoe category.

     Pamida operates distribution facilities in Omaha, Nebraska and Lebanon, Indiana; both of which serve primarily as distribution centers for bulk shipments and promotional and replenishment merchandise on which cost savings can be realized through quantity purchasing. Effective March, 2002, Pamida closed a distribution center in Bethany, Missouri that was part of the Places acquisition discussed below, in connection with efforts to streamline its distribution operations. During fiscal 2001, approximately 68% of Pamida's merchandise was distributed to the stores through these distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

     The primary Omaha distribution facility consists of 336,000 square feet. Pamida owns another distribution center in Omaha which is 135,000 square feet and is used primarily as a cross-dock operation. The Lebanon distribution center is 418,000 square feet and is used as a full-service operation providing both full-case and less-than-case merchandise distribution, similar to the primary Omaha facility.

MANAGEMENT INFORMATION SYSTEMS - PAMIDA RETAIL

     Pamida employs an up-to-date suite of integrated retail information systems, including merchandise procurement, inventory management, automated replenishment, merchandise and space planning, warehouse management, pharmacy management and point of sale.

     In 2002, the Company plans to consolidate Pamida's data center and technical support functions into the corporate headquarters in Green Bay, Wisconsin. In addition to the consolidation, Pamida will be engaged in the final phases of the installation of a new retail management system, upgrades to store operating system applications and implementation of a pharmacy centralized claims system.

EXPANSION - PAMIDA RETAIL

     On June 29, 2000, the Company acquired the retail chain P.M. Place Stores Company ("Places") which operated 49 discount stores in Missouri, Iowa, Kansas, and Illinois. Forty-eight of these stores were reopened as Pamida stores and one Places store, located in an existing Pamida location, was closed.

     During fiscal 2001, Pamida closed four stores, decreasing the total number of Pamida stores to 225 as of February 2,2002.

     The Company expects that growth of the Pamida retail store base for the next few years will be below the growth achieved by the Company since it acquired Pamida. The Company does not currently anticipate pursuing growth of the Pamida retail business in fiscal 2002 through the addition of new stores with the exception of expanding pharmacy locations in existing Pamida retail stores.

However, the Company intends to return to modest store growth as conditions allow and the Company has identified numerous communities which are potential sites for Pamida's prototype stores and in which it believes it can achieve a leading market position. There is, however, no assurance that the Company will open stores in such communities or on any particular time schedule.

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

     The following is a recap of major competition as a percent of the Pamida markets where the competition is present:

                      -   Wal-Mart      12%
                      -   Kmart          8%
                      -   Target         2%

     In recent years Pamida's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in Pamida's markets.

SEASONALITY - PAMIDA RETAIL

     Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales are lower than sales during the other three fiscal quarters, while fourth quarter sales amount to approximately 29% of the full year's sales and normally involve a greater proportion of higher margin merchandise.


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

CONSOLIDATED

EMPLOYEES

      The Company employs approximately 19,400 persons in its ShopKo division, of whom approximately 9,700 are full-time employees and 9,700 are part-time employees. Pamida employs approximately 6,600 persons, of whom approximately 3,300 are full-time employees and 3,300 are part-time employees. During the Christmas shopping season, the Company typically employs additional persons on a temporary basis. Approximately 2,500 employees were terminated as a result of the reorganization announced on January 31, 2001. Most of the employees were terminated as liquidation of the closed store inventories was completed. None of the Company's employees are covered by collective bargaining agreements.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, and under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, acquisition and expansion plans, financing plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans, and (3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth, acquisition and expansion plans, projected sales, revenues, earnings, costs and capital expenditures, and product development and product roll-out plans. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) the impact of recent accounting pronouncements as described herein, (ii) the risk factors described below, and (iii) other risks described from time to time in the Company's SEC filings.

     An investment in ShopKo's Common Stock or other securities carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed from time to time in ShopKo's filings with the SEC before investing in ShopKo's Common Stock or other securities.


     The Company has a significant amount of debt which could adversely affect its business and growth prospects. At February 2, 2002, the Company had approximately $755.3 million of long-term debt and lease obligations. On March 12, 2001, the Company consummated a new, three-year senior secured credit facility (the "Secured Credit Facility"). The restrictions and limitations in the Secured Credit Facility, as well as the significant amount of debt in general, could have significant adverse effects on its business. For example, it:

     - makes it more difficult for the Company to obtain additional financing on favorable terms,

     - restricts capital expenditures,

     - requires the Company to dedicate a substantial portion of its cash flows from operations to the repayment of its debt and the interest on its debt,

     - limits the Company's ability to open new stores or to make acquisitions,

     - limits the Company's ability to capitalize on significant business opportunities,

     - makes the Company more vulnerable to economic downturns, adverse retail industry conditions and competitive pressures, and subjects the Company to certain covenants which restrict its ability to operate its business.

     The Company finances a significant portion of its operations through vendor financing. The credit terms provided by the Company's vendors are an important source of financing for the Company's operations. Future operating performance could negatively impact the favorable credit terms the Company now maintains with these vendors. If the credit terms provided to the Company by a significant portion of its vendors were to deteriorate, the Company would be materially adversely effected.

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

     The Company may be unable to execute its expansion plans, which may have a significant adverse effect on its financial performance and its growth strategy and prospects. The Company considers expansion in the number of its retail stores to be an integral part of its plan to achieve projected operating results in future years. In an effort to reduce the Company's overall debt, as well as to comply with the restrictions and limitations in the Secured Credit Facility, the Company does not anticipate opening any new retail stores in fiscal 2002 and may reduce its store expansion plans in future years. Furthermore, the Company expects that any new stores will typically require an extended period of time to reach the sales and profitability levels of its existing stores. The opening of any new stores does not ensure that those stores will ever be as profitable as existing stores, especially when those new stores are opened in highly competitive markets. The failure to expand by opening new retail stores as planned and the failure to generate anticipated sales and earnings growth in markets where new stores are opened could have a material adverse effect on the Company's future sales growth and profitability.

     If the Company is not able to remodel its existing store base on schedule or to carry out such plans in a cost-effective manner, then the Company's results of operations and financial condition could be materially adversely affected. The Company believes that remodeling its stores is a necessary aspect of delivering comprehensive value to its customers and maintaining its upscale image. In an effort to reduce the Company's overall debt, as well as to comply with the restrictions and limitations in the Secured Credit Facility, the Company has restricted its capital expenditure plans for fiscal 2002 and may be required to delay scheduled remodeling of its retail stores. The failure to upgrade the Company's existing retail stores could have a material adverse effect on the Company's anticipated sales and profitability. To the extent the Company is able to upgrade its existing stores, the associated expenses could result in a significant impact on our net income in the future and there can be no assurance that these upgrades will generate any of the anticipated benefits.

     The Company's quarterly performance fluctuates, which may cause volatility or a decline in the price of its securities. Fluctuations in the Company's quarterly operating results have occurred in the past and may occur in the future based on a variety of factors, including:

     - seasonality in the Company's operations, especially during the Christmas selling season which has historically contributed a significant part of the Company's earnings and primarily impacts the fourth fiscal quarter,

     - inventory imbalances caused by unanticipated fluctuations in consumer demand or inefficiencies in the Company's distribution centers and methods,

     - margin rate compression resulting from competitive pricing pressure,

     - increases and decreases in advertising and promotional expenses,

     - changes in the Company's product mix,

     - the ability to manage operating expenses, and

     - the competitive and general economic conditions discussed below.

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

     The long-term economic effects of the September 2001 terrorist attacks on the United States and an economic slowdown could negatively affect the Company's financial condition. On September 11, 2001, New York City and Washington, D.C. suffered serious terrorist attacks. The long-term economic impact of these acts has yet to be determined, and the ultimate cost associated with these attacks and related incidents may place significant burdens on the United States economy as a whole. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic uncertainties. These events could adversely affect the Company's business and operating results in other ways that presently cannot be predicted. If these prior acts or additional terrorist attacks or other factors cause an overall economic decline, the Company's financial condition and operating results could be materially adversely affected.

     General economic conditions and adverse weather could have a significant adverse effect on the Company's business. The Company operates its retail stores in limited regions of the country. To the extent adverse economic conditions and weather have a regional impact on the regions in which the Company operates, the Company may be disproportionately susceptible to such factors compared to peers that have a larger, national base of operations. General economic factors in the regions in which the Company operates that are beyond its control may materially adversely affect its forecasts and actual performance. The factors that may materially adversely affect its forecasts and actual performance include energy prices, interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Because the Company's business is subject to adverse weather conditions in its retail markets, particularly in the Midwest, Western Mountain and Pacific Northwest regions, its operating results may be unexpectedly and materially adversely affected. Frequent or unusually heavy snow, ice or rain storms in its markets could have a material adverse effect on its sales and earnings and could adversely impact its ability to make scheduled interest payments on its indebtedness.

     The Company is dependent on the smooth functioning of its distribution network. The Company relies upon the ability to replenish its depleted inventory through deliveries to its distribution centers from vendors, and from the distribution centers to its stores and, to a limited extent, direct-to-store deliveries from vendors. Problems that cause delays or interruptions in the distribution network could have a material adverse effect on the Company's business and results of operations.

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

ITEM 2.  PROPERTIES


     As of February 2, 2002, the Company operated 141 ShopKo retail stores in 15 Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of these ShopKo stores as of the indicated date:


                                                   # OF                                # OF
                                 STATE             STORES    STATE                     STORES

                                 ---------------- ---------- ----------------------- -----------

                                 California               1  Nebraska                        11
                                 Colorado                 3  Nevada                           3
                                 Idaho                    9  Oregon                           4
                                 Illinois                10  South Dakota                     6
                                 Iowa                     5  Utah                            15
                                 Michigan                 4  Washington                      10
                                 Minnesota               13  Wisconsin                       42
                                 Montana                  5
                                                             Total                          141
                                                                                     ===========



     Of the Company's 141 ShopKo retail stores at February 2, 2002 the number of stores owned and leased are listed below:


------------------------- ------------------------ ------------------------- ------------------------- -----------------------
                          Owns Land and Building    Owns Building Subject          Leases Land
                                 Outright              to Ground Lease             and Building                Total
------------------------- ------------------------ ------------------------- ------------------------- -----------------------

ShopKo Stores                       82                        5                         16                      103
------------------------- ------------------------ ------------------------- ------------------------- -----------------------
Wholly-owned
subsidiaries                        31*                       3                         4                        38
------------------------- ------------------------ ------------------------- ------------------------- -----------------------
Total                               113                       8                         20                      141
------------------------- ------------------------ ------------------------- ------------------------- -----------------------

* Three of which are subject to mortgages.

The ground leases expire at various dates ranging from 2012 through 2038 and the other leases expire at various dates ranging from 2002 through 2023.

     As of February 2, 2002, the Company operated 225 Pamida retail stores in 16 Midwest, North Central and Rocky Mountain states. The following table sets forth the geographic distribution of the present Pamida stores:



                                                     # OF                           # OF
                                 STATE              STORES     STATE               STORES
                                 ---------------- ------------ ---------------- --------------

                                 Illinois                   8  Montana                      6
                                 Indiana                    9  Nebraska                    14
                                 Iowa                      42  North Dakota                 7
                                 Kansas                     5  Ohio                        14
                                 Kentucky                  10  South Dakota                 6
                                 Michigan                  19  Tennessee                    4
                                 Minnesota                 26  Wisconsin                   18
                                 Missouri                  28  Wyoming                      9
                                                               Total                      225
                                                                                ==============

     Of the Company's 225 Pamida retail stores at February 2, 2002, the number of stores owned and leased are listed below:


------------------------- ---------------------- ----------------------- ----------------------
                           Owns Store Premises   Leases Store Premises
                                                                                 Total
------------------------- ---------------------- ----------------------- ----------------------

Pamida                             57                     120                     177
------------------------- ---------------------- ----------------------- ----------------------
P.M. Place                          7                      41                      48
------------------------- ---------------------- ----------------------- ----------------------
Total                              64                     161                     225
------------------------- ---------------------- ----------------------- ----------------------

The leases expire at various dates ranging from 2002 through 2023.

     As of February 2, 2002, the Company's other principal properties were as follows:


                                                                                           SQ. FT OF
                                                                                           BUILDING
              LOCATION                                       USE                             SPACE          TITLE
------------------------------------- -------------------------------------------------- -------------- --------------

Green Bay, WI                         ShopKo Corporate Headquarters                            228,000      Owned
Lawrence, WI                          ShopKo Corporate Headquarters- South
                                          Annex/Return Center                                  114,300      Owned
Wisconsin Rapids, WI                  Information Services Dept. Satellite Office                1,700     Leased
De Pere, WI                           ShopKo Distribution Center                               494,000      Owned
Boise, ID                             ShopKo Distribution Center                               347,000      Owned
Omaha, NE                             ShopKo Distribution Center                               394,000      Owned
Omaha, NE                             Pamida Corporate Headquarters/Distribution
                                          Center                                               215,000      Owned
Omaha, NE                             Pamida Distribution Center                               336,000      Owned
Lebanon, IN                           Pamida Distribution Center                               418,000     Leased
Bethany, MO                           Pamida Distribution Center*                               53,000      Owned
Omaha, NE                             Pamida Return Center                                      40,000      Owned
Waukesha, WI                          Office building leased to third party**                   60,000      Owned


 * Closed in the first quarter of fiscal 2002.
** The Waukesha, Wisconsin building is owned by ShopKo and leased to ProVantage.
   The building is currently held for sale.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company has been named as a defendant in various lawsuits. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse affect on the consolidated financial statements of the Company.

     In addition, the Company is involved in two purported class action lawsuits. First, during fiscal 2000, the Company was added as a defendant in a purported class action filed May 8, 2000 in the Circuit Court of the State of Wisconsin for Waukesha County by James Jorgensen (Allen v. ProVantage Health Services; Case No. 00CV-938), an alleged stockholder of ProVantage Health Services, Inc. ("ProVantage") (the "ProVantage Action"). The original complaint evidencing the ProVantage Action (the "Original Complaint") named ProVantage and the directors of ProVantage as defendants (the "Original Defendants") and alleged, among other things, that (1) ProVantage's directors breached their respective fiduciary duties in connection with the sale of ProVantage to Merck & Co., Inc. ("Merck"), and (2) the proposed price for ProVantage's common stock did not represent the true value of ProVantage.

      On or about August 18, 2000, an amended complaint (the "Amended Complaint") was filed in the ProVantage Action which, among other things, added the Company as a defendant. The Amended Complaint alleges, among other things, that the Company aided and abetted the Original Defendants in breaching their fiduciary duties. The Amended Complaint requests that the Circuit Court, among other things, declare that the ProVantage Action is a proper class action, rescind the tender offer/merger pursuant to which ProVantage was purchased by Merck, and award compensatory monetary damages, including reasonable attorneys' and experts' fees.

     Second, during fiscal 2001, alleged shareholders of the Company filed purported class action securities lawsuits against the Company and its chief executive officer containing substantially identical claims in the Federal District Court for the Eastern District of Wisconsin (Farer, et al. v. ShopKo Stores, Inc. and Podany, No 01-C-1034 (E.D. Wis.) (filed October 10, 2001); Kastenbaum, et al. v. ShopKo Stores, Inc. and Podany, No 01-C-1059 (E.D. Wis.) (filed Oct. 16, 2001); Fuller, et al. v. ShopKo Stores, Inc. and Podany, No 01-C-1070 (E.D. Wis.) (filed Oct. 18, 2001); Boysen, et al. v. ShopKo Stores, Inc. and Podany, No 01-C-1191 (E.D. Wis.) (filed Oct. 28, 2001); Peterson, et al. v. ShopKo Stores, Inc. and Podany, No 01-C-1224 (E.D. Wis.) (filed Dec. 6,
2001)). Motions to consolidate the separate class actions are pending. All the suits allege that the Company and Mr. Podany made various misrepresentations and omissions in public disclosures concerning the Company between March 9, 2000 and November 9, 2000. Specifically, it is alleged that the Company failed to disclose that the Company was experiencing significant shipping and inventory control problems at the Pamida division distribution facility in Lebanon, Indiana. The complaints request, among other things, that the court declare the action is a proper class action and award compensatory monetary damages, including reasonable attorneys' fees and experts' fees.

     The Company believes the above described actions to be without merit and the Company intends to contest all allegations set forth. There can be no assurances, however, with regard to the outcome of the actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of fiscal year 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT



                                                                                   SERVED IN    EMPLOYED
                                                                                    CURRENT      BY THE
        NAME           AGE*                                                         POSITION    COMPANY
                                                 POSITION**                          SINCE       SINCE
------------------    -----  -------------------------------------------------       -----       -----

Jeffrey C. Girard       54   Vice Chairman,  Finance and Administration,  Interim
                             Chief Executive Officer                                  2002        2002

Brian W. Bender         53   Senior Vice President, Chief Financial Officer           2000        2000

Michael J. Bettiga      48   Senior Vice President,  Stores/ Retail Health
                             Operations                                               1999        1977

Paul A. Burrows         53   Senior Vice President, Chief Information Officer         1998        1998

Kevin J. Easton         45   Senior Vice President, General Merchandise Manager,
                             Apparel and Accessories                                  2001        2001

Dennis C. Folz          54   Senior Vice President, Human Resources                   1999        1998

Steven T. Harig         47   Senior Vice President, Planning, Replenishment
                             And Analysis, Distribution and Transportation            1993        1989

Gary A. Hillerman       53   Senior Vice President, General Merchandise
                             Manager, Hardlines                                       1997        1996

Michael J. Hopkins      51   President, Pamida                                        1999        1995

Rodney D. Lawrence      44   Senior Vice President, Store Marketing, Store
                             Planning,  Construction and Real Estate                  1996        1996

L. Terry McDonald       59   Senior Vice President, Marketing and Communications
                                                                                      1994        1994

Douglas N. Wurl         40   Senior Vice President, General Merchandise Manager,
                             Home                                                     2001        2000

*as of  February 2, 2002
**as of April 12, 2002

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

     Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for Brian W. Bender, Paul A. Burrows, Kevin J. Easton, Dennis C. Folz, Jeffrey C. Girard, and Douglas N. Wurl.

     Mr. Bender has been Senior Vice President, Chief Financial Officer since October 2000. Prior to joining ShopKo, Mr. Bender most recently served as Vice President and Chief Financial Officer at Egghead.com from November 1996 to December 1999. Mr. Bender also served in that role at Egghead.com from May 1995 to May 1996. Mr. Bender was Senior Vice President and Chief Financial Officer at Proffitt's, Inc. in 1996 and Senior Vice President and Controller at Younkers, Inc. from 1993 to 1995. From 1976 to 1993, Mr. Bender served in numerous roles for May Department Stores and its divisions, including Corporate Vice President for Capital Planning and Analysis at May from 1987 to 1989; and Senior Vice President and Chief Financial Officer at Sibley's from 1989 to 1990 and at May D&F from 1990 to 1993.

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

     Mr. Easton has been Senior Vice President, General Merchandise Manager, Apparel & Accessories since August 2001. Prior to joining the Company, he was Senior Vice President, e-Commerce, Marketing & Sales for CIVISnet Corporation from March 2000 to March 2001. From 1987 to 1999, Mr. Easton held various positions with Target Stores, most-recently Vice President, Merchandise Manager, Men's Division from 1993 to 1999. Prior to that, for nine years Mr. Easton held various positions with divisions of Federated Department Stores.

     Mr. Folz has been Senior Vice President, Human Resources since May 1999. He was Vice President of Organization and Leadership Development since he joined the Company in August 1998. From 1987 to August 1998, Mr. Folz held various positions with Personnel Decisions, Inc., most recently Partner and Senior Vice President of Organizational Effectiveness.

    Mr. Girard has been a director of the Company since June 1991. Effective April 9, 2002, Mr. Girard became the Vice Chairman, Finance and Administration and Interim Chief Executive Officer of the Company. Prior to joining the Company, Mr. Girard was the President of Girard & Co. of Minneapolis, Minnesota, a private consulting company, from 1999 to 2002 and from 1997 to 1999 was an Adjunct Professor at the Carlson School of Management, University of Minnesota. He served as Executive Vice President and Chief Financial Officer of SUPERVALU, Inc. from October 1992 through July 1997; prior thereto, he held the positions of Executive Vice President, Chief Financial Officer and Treasurer of Supermarkets General Holdings Corporation and Senior Vice President and Chief Financial Officer of SUPERVALU, Inc.

     Mr. Wurl has been Senior Vice President, General Merchandise Manager, Home since December 2001. He was Vice President, Division Merchandise Manager since he joined the Company in May 2000. From 1998 to May 2000, Mr. Wurl served as Vice President Merchandise Manager for Rich's Department Store, a division of Federated Department Stores. Prior to that, Mr. Wurl was Director of Merchandise and Product Development for Home Textiles for Federated Merchandising Group, a division of Federated Department Stores from 1993-1998. From 1983 to 1993, Mr. Wurl held various positions with divisions of May Department Stores.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of March 29, 2002, ShopKo's common shares were held by 2,629 record owners.

     The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.


                                                                           HIGH        LOW
                                                                           ----        ---

       Fiscal Year 2000
            First Quarter (ended April 29, 2000)                          $20.7500    $16.2500
            Second Quarter (ended July 29, 2000)                          $21.0000    $14.3125
            Third Quarter (ended October 28, 2000)                        $14.4375     $5.8750
            Fourth Quarter (ended February 3, 2001)                       $10.9900     $3.3750

       Fiscal Year 2001
            First Quarter (ended May 5, 2001)                             $10.7000    $7.35000
            Second Quarter (ended August 4, 2001)                          $9.0000     $6.7900
            Third Quarter (ended November 3, 2001)                         $9.7400     $7.2000
            Fourth Quarter (ended February 2, 2002)                       $12.6800     $8.5600


     The closing sales price of the Common Stock on the New York Stock Exchange on March 29, 2002 was $18.10 per share.

     The Company's Secured Credit Facility (see Note E of the Notes to the Consolidated Financial Statements) has a restrictive covenant that prohibits the payment of dividends. The Company has not paid any cash dividends in the last two years. The Company currently intends to retain earnings for the payment of debt and future growth and expansion of its business and not to declare or pay any cash dividends.

      ITEM 6.              SELECTED FINANCIAL DATA

                                                                                    FISCAL YEARS ENDED
                                                 -----------------------------------------------------------------------------------
                                                 Feb. 2,           Feb. 3,             Jan. 29,       Jan. 30,       Jan. 31,
                                                 2002              2001                2000           1999           1998(1)
                                                 (52 Wks)          (53 Wks)(9)         (52 Wks)(8)    (52 Wks)       (49 Wks)
------------------------------------------------------------------------------------------------------------------------------------

Summary of Operations (Millions)
------------------------------------------------------------------------------------------------------------------------------------
   Net sales                                          $3,374            $3,517              $3,048          $2,351        $2,002
   Licensed department rentals and other income         13                13                  14              12            11
   Gross margin                                         806             865(2)                790            615            529
   Selling, general and administrative expenses         612               674                 568            447            385
   Special charges(3)                                                      9                   8              6              3
   Restructuring charge                                                   115
   Depreciation and amortization expenses               92                94                  75              61            54
   Interest expense - net                               66                66                  48              39            31
   Earnings (loss) from continuing operations before
       Income taxes                                     50               (79)                 104             75            67
   Earnings (loss) from continuing operations           28               (50)                 63              46            41
   Discontinued operations - net                                          34                  43              9              8
   Earnings (loss) before extraordinary item            28               (16)                 106             56            49
   Net  earnings (loss)                                 28               (16)               102(4)            56            49
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data (Dollars)
------------------------------------------------------------------------------------------------------------------------------------
   Basic earnings (loss) per common share from
       continuing operations                           0.98             ($1.72)              $2.22          $1.77          $1.45
   Basic net earnings (loss) per common share          0.98             (0.55)               3.62            2.14          1.73
   Diluted earnings (loss) per common share from
        continuing operations                          0.98             (1.72)               2.19            1.74          1.43
   Diluted net earnings (loss) per common share        0.98             (0.55)               3.57            2.10          1.71
   Cash dividends declared per common share (10)
------------------------------------------------------------------------------------------------------------------------------------
Financial Data (Millions)
------------------------------------------------------------------------------------------------------------------------------------
   Working capital                                     $113              $174                 $88            $136          $130
   Property and equipment-net                           892               974                 878            689            620
   Total assets                                        1,820             2,027               1,953          1,328          1,220
   Total debt(5)                                        639               871                 699            472            440
   Total shareholders' equity                           690               662                 695            459            396
   Capital expenditures                                 17                196                 133             91            28
------------------------------------------------------------------------------------------------------------------------------------
Financial Ratios
------------------------------------------------------------------------------------------------------------------------------------
   Current ratio                                        1.2               1.3                 1.1            1.4            1.4
   Return on beginning assets                          1.4%             (0.8)%               7.7%            4.6%          4.1%
   Return on beginning shareholders' equity            4.3%             (2.3)%               22.2%          14.0%          10.6%
   Total debt as % of total capitalization(6)          47.3%             56.1%               48.7%          49.5%          51.5%
------------------------------------------------------------------------------------------------------------------------------------
Other Year End Data
------------------------------------------------------------------------------------------------------------------------------------
   ShopKo stores open at year end                       141               164                 160            147          149(7)
   Average ShopKo store size-square feet              91,009            90,175              89,545          89,106        88,754
   Pamida stores open at year end                       225               229                 157
   Average Pamida store size-square feet              33,282            33,232              36,055


(1) Fiscal year end was changed from the last Saturday in February to the Saturday nearest January 31.
(2) Includes restructuring charge of $10.4 million related to inventory liquidation.
(3) Special charges relates to various costs incurred in connection with business acquisitions, including process and system integration, employee retention and store conversions, and, in fiscal 1997, costs associated with unsuccessful business acquisitions.
(4)  Includes extraordinary loss on retirement of debt of $3.8 million.
(5) Total debt includes short-term debt, total long-term obligations and capital leases and other long-term obligations.
(6) Total capitalization includes shareholders' equity, total debt and non-current deferred income taxes.
(7) Includes 19 stores acquired from Penn-Daniels, Incorporated, two of which closed in fiscal 1998.
(8) Includes the results of the Pamida retail store chain acquired in July, 1999.
(9)  Includes the results of P.M. Place stores acquired in June, 2000.
(10) The terms of the Company's Secured Credit Facility prohibit the Company from paying dividends.

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

     On January 31, 2001, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores and a related distribution center serving those stores and downsize its corporate workforce in the first quarter of fiscal 2001. In connection with its reorganization plan, the Company incurred a total pretax charge of $125.0 million in fiscal 2000.

     Except as otherwise indicated, the following discussion is limited to continuing operations, excluding the effects of restructuring charges.

RESULTS OF OPERATIONS

     The following table sets forth items from our Consolidated Statements of Operations as percentages of consolidated net sales:


                                                                                        FISCAL YEARS ENDED

                                                                              FEB. 2,          FEB. 3,      JAN. 29,
                                                                               2002              2001         2000
                                                                            (52 WEEKS)       (53 WEEKS)    (52 WEEKS)
                                                                            ----------       ----------    ----------

       Revenues:
            Net sales                                                            100.0%            100.0%         100.0%
            Licensed department rentals and other income                           0.4               0.4            0.4
                                                                          -------------------------------------------------
                                                                                 100.4             100.4          100.4
       Costs and Expenses:
            Cost of sales                                                         76.1              75.1           74.1
            Selling, general and administrative expenses                          18.2              19.2           18.6
            Special charges                                                                          0.3            0.3
            Depreciation and amortization expenses                                 2.7               2.6            2.4
                                                                          -------------------------------------------------
                                                                                  97.0              97.2           95.4


       Earnings from operations                                                    3.4               3.2            5.0
       Interest expense - net                                                      1.9               1.9            1.6
                                                                          -------------------------------------------------

       Earnings from continuing operations before
              income taxes                                                         1.5                1.3           3.4
       Provision for income taxes                                                  0.7                0.6           1.3
                                                                          -------------------------------------------------

       Earnings from continuing operations                                        0.8%               0.7%          2.1%
                                                                          =================================================


      We have two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

     The following tables set forth items from our business segments as percentages of net sales:

SHOPKO RETAIL SEGMENT

                                                                                      FISCAL YEARS ENDED

                                                                           FEB. 2,        FEB. 3,          JAN. 29,
                                                                            2002           2001             2000
                                                                         (52 WEEKS)     (53 WEEKS)       (52 WEEKS)
                                                                         ----------     ----------       ----------


Revenues:
     Net sales                                                               100.0%        100.0%          100.0%
     Licensed department rentals and other income                              0.4           0.4             0.5
                                                                       ----------------------------------------------
                                                                             100.4         100.4           100.5
Costs and Expenses:
     Cost of sales                                                            75.3          75.3            74.1
     Selling, general and administrative expenses                             16.6          18.2            17.8
     Depreciation and amortization expenses                                    2.5           2.5             2.5
                                                                       ----------------------------------------------
                                                                              94.4          96.0            94.4

Earnings from operations                                                      6.0%           4.4%            6.1%
                                                                       ==============================================


PAMIDA RETAIL SEGMENT


                                                                           FEB. 2,        FEB. 3,          JAN. 29,
                                                                            2002           2001             2000
                                                                         (52 WEEKS)     (53 WEEKS)       (52 WEEKS)
                                                                         ----------     ----------       ----------
Revenues:
     Net sales                                                              100.0%       100.0%           100.0%
     Licensed department rentals and other income                             0.2          0.2              0.3
                                                                       -----------------------------------------------
                                                                            100.2        100.2            100.3
Costs and Expenses:
     Cost of sales                                                           78.5         74.6             73.7
     Selling, general and administrative expenses                            20.0         20.0             19.2
     Depreciation and amortization expenses                                   3.2          2.7              2.5
                                                                       -----------------------------------------------
                                                                            101.7         97.3             95.4

(Loss) earnings from operations                                              (1.5)%        2.9%             4.9%
                                                                       ===============================================

FISCAL 2001 COMPARED TO FISCAL 2000

     Fiscal 2001, which ended on February 2, 2002, covered 52 weeks, while fiscal 2000, which ended on February 3, 2001, covered 53 weeks.

Continuing Operations

     Consolidated net sales for fiscal 2001 decreased 4.1% to $3.4 billion, compared with $3.5 billion for fiscal 2000. This decrease was due to store closures in fiscal 2001 and an additional week of sales in the prior year.

     ShopKo Retail Store sales for fiscal 2001 decreased 6.3% or $172.0 million from fiscal 2000 to $2.5 billion. This decrease is due primarily to store closures. Closed stores sales were $56.0 million and $208.9 million in fiscal 2001 and fiscal 2000, respectively. In addition, ShopKo Retail comparable store sales (52 weeks versus 52 weeks) increased 0.1%, compared to a 0.9% increase in the prior year. Changes in comparable store sales in fiscal 2001 by category were as follows: Retail Health, 9.0%; Hardlines, (2.0)%; and Softlines, (3.6)%.

     Pamida Retail Store sales have been included in consolidated net sales since their acquisition in July, 1999 but they were not included in retail comparable store sales until fiscal 2001. Pamida Retail store sales for the 52 weeks ended February 2, 2002 were $835.0 million and sales for the 53 weeks ended February 3, 2001 were $806.2 million. The increase is due primarily to a full year of sales from a net 72 new stores opened in fiscal 2000 which included 48 stores acquired in the acquisition of P.M. Place Stores Company ("Places"). Pamida Retail comparable store sales (52 weeks versus 52 weeks) decreased 3.0%. Changes in comparable store sales in fiscal 2001 by category were as follows:
Retail Health, 19.1%; Hardlines, (5.0)%; and Softlines, (9.2)%.

     Changes in retail comparable store sales for a year are based upon those stores that were open for the entire preceding fiscal year. Comparable store sales were adversely impacted by a difficult economic environment, as well as, increased competition in certain of our markets and execution problems at our Pamida segment.

     Consolidated gross margin, as a percent of sales for fiscal 2001 was 23.9% compared with 24.9% for fiscal 2000. ShopKo Retail gross margin as a percent of sales for both fiscal 2001 and fiscal 2000 was 24.7%. ShopKo Retail gross margins were favorably impacted by a reduction in the LIFO reserve of $11.1 million for fiscal 2001 and $7.2 million for fiscal 2000. The gross margin rate was negatively impacted by an increase in third party sales in retail pharmacy (which carry lower gross margin rates), clearance activity at reduced gross margins for stores closed in the first quarter, offset by the favorable LIFO adjustment. The Pamida Retail gross margin as a percent of sales was 21.5% for fiscal 2001 compared to 25.4% last year. Pamida Retail gross margins were favorably impacted by a reduction in the LIFO reserve of $5.1 million for fiscal 2001 and $2.6 million for fiscal 2000. The decrease in gross margin rate is primarily attributable to increased inventory shrinkage and distribution costs (including freight), partially offset by the favorable LIFO adjustment.

     Consolidated selling, general and administrative expenses ("SG&A"), as a percent of sales, were 18.2% in fiscal 2001 compared to 19.2% in fiscal 2000. In fiscal 2001 SG&A includes a $2.7 million impairment charge related to the closure and planned sale of Pamida's Bethany Distribution Center and a $2.1 million impairment charge for an office building held for sale. ShopKo Retail selling, general and administrative expenses were 16.6% and 18.2% of net sales in fiscal 2001 and fiscal 2000, respectively. Comparable amounts for Pamida Retail were 20.0% for both fiscal 2001 and fiscal 2000. The improvement in the ShopKo Retail segments and on a consolidated basis is primarily due to savings related to corporate restructuring initiatives.

     In fiscal 2000, the Company incurred special charges of $9.2 million consisting of $4.8 million for integration and employee retention costs associated with the Pamida acquisition and $4.4 million for store conversion costs associated with the Places acquisition. In addition, the Company recorded a $125.0 million restructuring charge in the fourth quarter of fiscal 2000 which is further described in Critical Accounting Policies and Estimates and Note C of the Notes to the Consolidated Financial Statements.

     Net interest expense for the 52 weeks ended February 2, 2002 was $65.8 million, or 1.9% of net sales, compared to $66.0 million, or 1.9% of net sales, last year.


     FISCAL 2000 COMPARED TO FISCAL 1999

     Consolidated net sales for fiscal 2000 (53 weeks) increased $469.0 million or 15.4% over fiscal 1999 (52 weeks) to $3,517.1 million. ShopKo Retail Store sales for fiscal 2000 increased 4.0% or $104.0 million from fiscal 1999 to $2,710.9 million. This increase is due primarily to the 5 new ShopKo Retail stores opened during the year, one of which was the relocation of an existing store. ShopKo comparable Retail Store sales (52 weeks versus 52 weeks) increased 0.7% during fiscal 2000 and the changes by category were: Retail Health, 10.8%; Hardlines, (1.6)%; and Softlines, (2.6)%.

     Pamida Retail stores sales have been included in consolidated net sales since their acquisition in July, 1999 but they were not included in retail comparable store sales prior to fiscal 2001, since the Company did not own them for the entire preceding fiscal year. Pamida Retail store sales for the 53 weeks ended February 3, 2001 were $806.2 million and sales for the 30 weeks ended January 29, 2000 were $441.2 million. In addition to a full year of sales, Pamida Retail sales increased due to a net 72 new stores in fiscal 2000, including 48 stores acquired in the acquisition of P.M. Place Stores Company ("Places").

     Consolidated gross margins as percentages of sales were 24.9% and 25.9% for fiscal 2000 and 1999, respectively. ShopKo Retail gross margins as percentages of sales were 24.7% and 25.9% for fiscal 2000 and 1999, respectively. The ShopKo Retail gross margins include LIFO credits of $7.2 million for fiscal 2000 and $4.0 million for fiscal 1999. The gross margin rate was negatively impacted by an increase in promotional sales and clearance activity at reduced gross margin rates, particularly in the ready-to-wear apparel area, an increase in third party sales in retail pharmacy (which carry lower gross margin rates), and freight and shrink costs, partially offset by the favorable LIFO adjustment. Pamida Retail gross margin as a percent of sales was 25.4% for fiscal 2000 compared to 26.3% for the 30 weeks ended January 29, 2000. Pamida Retail gross margins include LIFO credits of $2.6 million for fiscal 2000 and $1.6 million for fiscal 1999. The decrease in gross margin rate is primarily attributable to operational difficulties in the Indiana distribution facility and an increase in clearance activity at reduced margin rates, partially offset by the favorable LIFO adjustment.

     Consolidated selling, general and administrative expenses as a percentage of net sales increased to 19.2% in fiscal 2000, compared with 18.6% in fiscal 1999. ShopKo Retail selling, general and administrative expenses were 18.2% and 17.8% of net sales for fiscal 2000 and 1999, respectively. Pamida Retail selling, general and administrative expenses were 20.0% of net sales in fiscal 2000 and 19.2% of net sales for the 30 weeks ended January 29, 2000. The increases reflect higher store labor, employee benefit and occupancy costs and, as to Pamida Retail, increased store pre-opening costs associated with the number of new stores opened in fiscal 2000.

     Special charges were incurred in connection with business acquisitions related to process and systems integration, employee retention programs, and store conversions. In fiscal 2000, the Company incurred $4.8 million of integration and employee retention costs associated with the Pamida acquisition and $4.4 million of store conversion costs associated with the Places acquisition. Special charges of $8.1 million incurred in fiscal 1999 relate to integration and employee retention costs associated with the Pamida acquisition. In addition, the Company recorded a $125.0 million restructuring charge in the fourth quarter of fiscal 2000 which is further described in Critical Accounting Policies and Estimates and Note C of the Notes to the Consolidated Financial Statements.

     Net interest expense in fiscal 2000 increased by approximately $17.9 million from fiscal 1999, due to additional debt incurred as a result of increased capital expenditures and funding working capital needs of new stores, as well as higher borrowing rates.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

     Management believes application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. We have identified certain critical accounting policies which are described below.

     Merchandise inventory. Our merchandise inventory is carried at the lower of cost or market on a last-in, first-out (LIFO) basis. The valuation of inventories at cost requires certain management judgements and estimates, including among others, an assessment of any excess inventory levels, lower of cost or market and shrinkage rates. These assumptions can have a significant impact on current and future operating results and financial position.

     Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close certain facilities, the Company incurred a pretax charge of $125.0 million, including $57.2 million related to fixed asset writedowns and $45.8 million related to lease termination and property carrying costs. The amount of the asset writedowns and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing, sales proceeds, and disposition costs of the closed facilities. Of the 24 properties included in the restructuring reserve, six were disposed of in fiscal 2001. At this time, the Company believes it has adequately provided for these costs, however, sales of owned stores and lease terminations have been slower than anticipated and could negatively impact the reserve. If interest rates or real estate leasing markets change, additional charges may be required. Therefore, the Company continues to evaluate the adequacy of the amounts provided as it proceeds with the disposition of the real estate and termination of the leases.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided from continuing operations was $237.7 million, $35.2 million and $67.8 million in fiscal 2001, 2000 and 1999, respectively. The significant increase in 2001 was due to the Company's efforts to significantly reduce inventory levels (decrease of $100.0 million in fiscal 2001, versus increases of $69.7 million and $29.3 million in fiscal 2000 and fiscal 1999, respectively). The Company finances a significant portion of its operations through vendor financing. As of February 2, 2002, accounts payable totaled $255.6 million. The Company currently maintains favorable terms with its vendors, however these terms could be impacted based on the Company's future operating performance.

     As of February 2, 2002, the Company had $342.5 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from March 2002 to

March 2022, with approximately $242.9 million principal amount of Senior Unsecured Notes maturing between March 2002 and November 2004. A more detailed description of these notes is contained in Note E of the Notes to the Consolidated Financial Statements. Subject to certain limitations set forth in the Secured Credit Facility, proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility. On March 15, 2002, the Company retired $70.2 million in Senior Unsecured Notes by accessing its availability under the Secured Credit Facility. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any obligation in excess of $25 million.

     In addition to the Senior Unsecured Notes, the Company had $147.8 million outstanding under its Secured Credit Facility as of the end of fiscal 2001 compared to $341.3 million outstanding under its former bank credit facilities as of the end of fiscal 2000.

     On March 12, 2001, the Company closed on a $600.0 million senior secured revolving credit and term loan facility ("Secured Credit Facility"), which is secured by the Company's inventory and accounts receivable. The Company used proceeds from the Secured Credit Facility to pay off the outstanding amounts under its existing bank credit facilities, and those facilities were terminated. The Secured Credit Facility provides for revolving credit borrowings of up to $500.0 million and a term loan of $100.0 million both of which bear interest at the bank's base rate plus 0.0% to 0.5% for base margin loans or the Eurodollar rate plus 2.0% to 2.5% for Eurodollar loans depending on borrowing availability under the loan and the Company's operating cash flow. The Secured Credit Facility terminates March 12, 2004 but the facility may be extended for an additional year at the Company's option subject to certain conditions. The terms of the Secured Credit Facility prohibit the payment of dividends, repurchases of common stock, set limits as to new indebtedness, and capital expenditures and require the Company to meet financial performance covenants relating to minimum operating cash flows and borrowing availability. The consequences of failing to comply with the various covenants and maintaining availability range from increasing the interest rate to restrictions on cash management to default and acceleration of the debt. The indebtedness under the Secured Credit Facility can be immediately due and payable in the event Company debt in excess of $10 million is accelerated. During fiscal 2001, the Company maintained compliance with all covenants in the Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of February 2, 2002:

(in thousands)                                                                Payments Due by Period
                                                                 Less than                                        After
Contractual Obligations                           Total           1 year          2 -3 years     4 - 5 years     5 years
                                              ------------------------------------------------------------------------------
Long-Term Debt                                   $458,114           $ 74,360       $275,399       $  1,270       $107,085
Capital Lease Obligations                         235,211             17,894         33,886         31,336        152,095
Operating Leases                                  171,665             17,480         30,421         25,669         98,095
                                              ------------------------------------------------------------------------------
Total Contractual Cash Obligations               $864,990           $109,734       $339,706       $ 58,275       $357,275
                                              ==============================================================================

     The Company believes that the Secured Credit Facility and expected cash from operations, together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2002. However, if the Company's operating results were to deteriorate significantly for whatever reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has a significant amount of debt obligations maturing in the period from March 2002 to November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company's results of operations and financial condition will be materially adversely affected.


CAPITAL EXPENDITURES AND ACQUISITIONS

     The Company spent $17.2 million on capital expenditures in fiscal 2001, compared to $196.2 million in fiscal 2000 and $133.3 million in fiscal 1999. The following table sets forth the components of capital expenditures and acquisitions (in millions):

                                                                                FISCAL YEARS ENDED

                                                                        FEB. 2,         FEB. 3,        JAN. 29,
                                                                         2002            2001            2000
                                                                      (52 WEEKS)      (53 WEEKS)      (52 WEEKS)
                                                                      ----------      ----------      ----------
   Capital Expenditures
        New stores                                                       $ 0.9          $ 68.6         $ 57.2
        Remodeling and refixturing                                         3.1            47.6           18.7
        Distribution centers                                               2.8            57.8           25.9
        Management information and point-of-sale
             equipment and systems                                         5.8            20.9           17.8
        Other                                                              4.6             1.3           13.7
                                                                           ---             ---           ----
             Total                                                       $17.2          $196.2         $133.3
                                                                         =====          ======         ======
   Acquisitions                                                                         $  2.1         $ 94.0
                                                                                        ======         ======

The Company's projected capital expenditures for fiscal 2002 are $25.0 to $35.0 million.

INFLATION

     Inflation has and is expected to have only a minor effect on the results of the Company's operations and internal and external sources of liquidity.

RECENT PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 142. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a reduction in amortization expense of approximately $5.2 million per year. We will perform the first of the required impairment tests of goodwill during fiscal year 2002, to evaluate existing goodwill for impairment upon adoption of SFAS No. 142 and will record any transition impairment as a cumulative effect of a change in accounting principle in the consolidated statements of operations. Impairment testing for other intangible assets will be completed in the first quarter of fiscal 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not possible to reasonably estimate the impact of adopting the impairment requirements of this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized. It is possible the Company could incur substantial impairment losses in the future as a result of adopting this Statement. Intangible assets, net of accumulated amortization, were $208.2 million at February 2, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management does not believe the adoption of SFAS 144 will have a material impact on the Company's financial statements.

MARKET RISK

     Because of the level of variable interest rate debt in the Company's capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At February 2, 2002, the Company had $147.8 million of variable rate debt with a weighted average interest rate of 4.95%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. During fiscal 2001, the monthly average amount borrowed under the variable rate credit facilities was approximately $301.1 million, and the weighted average interest rate was 6.38%. If the weighted average interest rate were to increase by 10.0% for fiscal 2001, net income would have decreased by approximately $1.2 million.

     At February 2, 2002, the Company had fixed-rate long-term debt totaling $415.2 million. As these instruments are fixed-rate, they do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. In general, fluctuation in the market value of these instruments based on fluctuation in interest rates would impact the Company's earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Management continually monitors the interest rate environment with the objective of lowering borrowing costs without subjecting the Company to excessive exposure to fluctuating interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7a, as to Quantitative and Qualitative Disclosures about Market Risk is included on page 38 and are incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and financial statement schedule together with the independent auditors' report are included on pages 43 to 63 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, as to Directors of the Registrant and the information required by Items 401 and 405 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2002 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2002 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2002 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2002 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2002 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2002 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   Consolidated Financial Statements:

          See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 42, the Independent Auditors' Report on page 43 and the Consolidated Financial Statements on pages 44 to 62, all of which are incorporated herein by reference.

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

(b)  Reports on Form 8-K:

         The Registrant filed Current Reports on Form 8-K with respect to the fourth fiscal quarter of fiscal 2001 as follows:

None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             PAGE
                                                                                                             ----

Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries
----------------------------------------------------------------------------------

     Independent Auditors' Report...............................................................              43

     Consolidated Statements of  Operations
              for each of the three years in the period ended February 2, 2002..................              44

     Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001  ..................              45

     Consolidated Statements of Cash Flows
              for each of the three years in the period ended February 2, 2002..................              46

     Consolidated Statements of Shareholders' Equity
              for each of the three years in the period ended February 2, 2002..................            47-48

      Notes to Consolidated Financial Statements ...............................................            49-62

Index to Financial Statement Schedule

      Schedule II-Valuation and Qualifying Accounts ............................................              63

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

     We have audited the consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year (52 weeks) ended February 2, 2002, the year (53 weeks) ended February 3, 2001 and the year (52 weeks) ended January 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the year (52 weeks) ended February 2, 2002, the year (53 weeks) ended February 3, 2001 and the year (52 weeks) ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 13, 2002

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      February 2,      February 3,     January 29,
                                                                                          2002            2001             2000
                                                                                       (52 Weeks)      (53 Weeks)       (52 Weeks)
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Net sales                                                                           $ 3,373,935      $ 3,517,112      $ 3,048,070
  Licensed department rentals and other income                                             13,054           13,423           13,592
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        3,386,989        3,530,535        3,061,662
Costs and Expenses:
  Cost of sales, including restructuring charge of $10,447 in fiscal 2000               2,567,800        2,652,155        2,257,991
  Selling, general and administrative expenses                                            611,930          673,542          568,220
  Special charges                                                                                            9,224            8,068
  Restructuring charge                                                                                     114,585
  Depreciation and amortization expenses                                                   91,662           94,079           75,414
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        3,271,392        3,543,585        2,909,693

Earnings (loss)  from operations                                                          115,597          (13,050)         151,969
Interest expense - net                                                                     65,765           65,961           48,107
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                             49,832          (79,011)         103,862

Provision (credit) for income taxes                                                        21,615          (29,036)          41,170
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                                 28,217          (49,975)          62,692
Discontinued operations:
Earnings from discontinued operations, net of income taxes of
    $1,201 and $6,515, respectively                                                                          1,567            8,799

Gain on sale of discontinued business, net of income taxes of $14,496
    and $22,295, respectively                                                                               32,590          34,465
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                                                  28,217          (15,818)        105,956

Extraordinary (loss) on retirement of debt, net of income taxes of $2,443                                                   (3,776)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                   $    28,217      $   (15,818)     $   102,180
====================================================================================================================================
Earnings (loss) per share of common stock:

Basic:
   Earnings (loss) from continuing operations                                         $      0.98      $     (1.72)     $      2.22
   Earnings from discontinued operations                                                        -             0.05             0.31
   Gain on sale of discontinued business                                                        -             1.12             1.22
   Extraordinary (loss) on retirement of debt                                                   -                -            (0.13)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                                                $      0.98      $     (0.55)     $      3.62
====================================================================================================================================
Diluted:
   Earnings (loss) from continuing operations                                         $      0.98      $     (1.72)     $      2.19
   Earnings from discontinued operations                                                        -             0.05             0.31
   Gain on sale of discontinued business                                                        -             1.12             1.20
   Extraordinary (loss) on retirement of debt                                                   -                -            (0.13)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                                                $      0.98      $     (0.55)     $      3.57
====================================================================================================================================
Weighted average number of common shares outstanding - basic                               28,699           29,014           28,237


Weighted average number of common shares outstanding - diluted                             28,838           29,014           28,595

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        February 2,          February 3,
                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                           $    30,169             $    35,334

    Receivables, less allowance for losses of
         $3,220 and $2,362,  respectively                                    48,738                  57,581
    Merchandise inventories                                                 613,911                 713,925
    Other current assets                                                     15,840                  17,043
------------------------------------------------------------------------------------------------------------
         Total current assets                                               708,658                 823,883

Other assets and deferred charges                                            11,185                  14,486
Intangible assets - net                                                     208,171                 214,091
Property and equipment - net                                                892,022                 974,476
------------------------------------------------------------------------------------------------------------
Total assets                                                            $ 1,820,036             $ 2,026,936
============================================================================================================



------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------

Current liabilities:
    Short-term debt                                                     $    47,808             $   171,279
    Accounts payable - trade                                                255,630                 278,175
    Accrued compensation and related taxes                                   45,145                  42,336
    Deferred taxes and other accrued liabilities                            143,906                 125,141
    Accrued income and other taxes                                           23,249                  25,682
    Current portion of long-term obligations and leases                      79,942                   6,910
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                          595,680                 649,523

Long-term obligations and leases, less current portions                     505,467                 658,281
Other long-term obligations                                                   6,199                  34,810
Deferred income taxes                                                        22,642                  22,575
Shareholders' equity:
    Preferred stock; none outstanding
    Common stock; shares issued, 30,628 at February 2, 2002
         and 30,603 at February 3, 2001                                         306                     306
    Additional paid-in capital                                              384,745                 384,563
    Retained earnings                                                       345,247                 317,128
    Less treasury stock - at cost; 1,904 shares                             (40,250)                (40,250)
------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                         690,048                 661,747
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $ 1,820,036             $ 2,026,936
============================================================================================================

See notes to consolidated financial statements.

                                       SHOPKO STORES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                      February 2,      February 3,     January 29,
                                                                         2002             2001            2000
                                                                      (52 Weeks)       (53 Weeks)       (52 Weeks)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Earnings (loss) from continuing operations                             $  28,217        $ (49,975)       $  62,692
Adjustments to reconcile earnings (loss) to net
    cash provided by operating activities:
         Depreciation and amortization                                    91,662           94,079           75,414
         Provision for losses on receivables                                 394              618              397
         Gain on the sale of property and
              equipment                                                     (974)            (306)          (3,112)
         Restructuring charge                                                             125,032
         Impairment charges                                                4,825
         Deferred income taxes                                            23,425          (19,343)          19,052
         Change in assets and liabilities (excluding
         effects of business acquisitions):
                  Receivables                                              8,449           (1,739)         (18,250)
                  Merchandise inventories                                100,014          (69,657)         (29,348)
                  Other current assets                                    (2,630)              53           (3,164)
                  Other assets and intangibles                            11,054          (15,393)          (9,679)
                  Accounts payable                                       (22,545)         (51,196)          29,475
                  Accrued liabilities                                     (4,170)          23,054          (55,690)
-------------------------------------------------------------------------------------------------------------------
Net cash  provided by operating activities of                            237,721           35,227           67,787
continuing operations

Net cash flows from discontinued operations                                               (28,061)         (35,483)

Cash flows from investing activities:
Payments for property and equipment                                      (17,198)        (196,247)        (133,269)
Proceeds from the sale of property and equipment                          14,857            4,500            7,871
Proceeds from the sale of discontinued business                                           143,381          105,955
Business acquisitions, net of cash acquired                                                (2,070)         (94,033)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                   (2,341)         (50,436)        (113,476)

Cash flows from financing activities:
Net proceeds from debt borrowings                                        147,808          117,000          245,000
Net payments of debt and capital lease obligations                      (380,190)         (58,582)        (307,033)
Debt issuance costs                                                       (8,163)            (924)
Change in common stock from stock options                                                   2,892            3,974
Change in common stock from public offering                                                                147,147
Purchase of treasury stock                                                                (20,222)         (20,028)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               (240,545)          40,164           69,060
-------------------------------------------------------------------------------------------------------------------
Net (decrease)  in cash and cash equivalents                              (5,165)          (3,106)         (12,112)
Cash and cash equivalents at beginning of year                            35,334           38,440           50,552
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  30,169        $  35,334        $  38,440
-------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
    Noncash investing and financial activities -
         Capital lease obligations incurred                            $      78        $  42,364        $   3,568
    Cash paid during the period for:
         Interest                                                      $  65,258        $  66,147        $  48,894
         Income taxes                                                  $   3,867        $  24,473        $  17,705


See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                 Common Stock         Additional                   Treasury Stock
                                            -----------------------    Paid-in     Retained    -----------------------
                                            Shares       Amount        Capital     Earnings     Shares     Amount
----------------------------------------------------------------------------------------------------------------------
Balances at January 30, 1999                  26,129     $  261     $    228,479  $    230,502

Net earnings                                                                           102,180

Sale of common stock under option plans          246          3            3,971

Income tax benefit related to stock options                                1,797

Sale of common stock under public              4,025         40          147,107
offering

Restricted stock expense                                                                   190

Purchase of treasury stock                                                                          (816)  $ (20,028)
------------------------------------------------------------------------------------------------------------------------

Balances at January 29, 2000                  30,400        304          381,354       332,872      (816)    (20,028)

Net loss                                                                              (15,818)

Sale of common stock under option plans          203          2            2,890

Income tax benefit related to stock options                                  319

Restricted stock expense                                                                    74

Purchase of treasury stock                                                                        (1,088)    (20,222)
------------------------------------------------------------------------------------------------------------------------

Balances at February 3, 2001                  30,603        306          384,563       317,128    (1,904)    (40,250)

Net earnings                                                                            28,217

Issuance of restricted stock                      25                         182         (182)

Restricted stock expense                                                                    84

------------------------------------------------------------------------------------------------------------------------
Balances at February 2, 2002                  30,628     $  306     $    384,745  $    345,247    (1,904)  $ (40,250)
------------------------------------------------------------------------------------------------------------------------

              SHOPKO STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                         (In thousands)

                                                  Total
                                          -----------------------
                                           Shares       Amount
-----------------------------------------------------------------
Balances at January 30, 1999                 26,129    $  459,242

Net earnings                                              102,180

Sale of common stock under option plans         246         3,974

Income tax benefit related to stock                         1,797
options

Sale of common stock under public             4,025       147,147
offering

Restricted stock expense                                      190

Purchase of treasury stock                    (816)      (20,028)
------------------------------------------------------------------

Balances at January 29, 2000                 29,584       694,502

Net loss                                                 (15,818)

Sale of common stock under option plans         203         2,892

Income tax benefit related to stock                           319
options

Restricted stock expense                                       74

Purchase of treasury stock                   (1,088)      (20,222)
------------------------------------------------------------------

Balances at February 3, 2001                 28,699       661,747

Net earnings                                               28,217

Issuance of restricted stock                     25

Restricted stock expense                                       84

------------------------------------------------------------------
Balances at February 2, 2002                 28,724    $  690,048
==================================================================

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

     Cash and Cash Equivalents

     The Company records all highly liquid investments with an original maturity of three months or less as cash equivalents.

     Receivables

     Receivables consist of amounts collectible from third party pharmacy insurance carriers; from retail store customers for optical and pharmacy purchases; and from merchandise vendors for promotional and advertising allowances. Substantially all amounts are expected to be collected within one year.

     Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been higher by approximately $2.9 million at February 2, 2002 and $19.1 million at February 3, 2001.

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

The components of property and equipment are:

                                                                          Feb. 2, 2002   Feb. 3, 2001
                                                                                 (In Thousands)
    Property and equipment at cost:
       Land                                                               $     128,347  $      139,485
       Buildings                                                                675,079         687,237
       Equipment                                                                538,231         531,125
       Leasehold improvements                                                    71,497          98,730
       Property under construction                                                1,133          26,512
       Property under capital leases                                            142,932         144,209
                                                                          ------------------------------
                                                                              1,557,219       1,627,298

    Less accumulated depreciation and amortization:
       Property and equipment                                                   611,637         561,194
       Property under capital leases                                             40,216          34,473
    Less reserve for impairment on assets to be disposed                         13,344          57,155
                                                                          ------------------------------
    Net property and equipment                                            $     892,022  $      974,476
                                                                          ==============================

     Intangible Assets - Net

     Intangible assets related to acquisitions (primarily goodwill) are amortized using the straight-line method over 15 to 40 years. Underwriting and issuance costs of long-term obligations are amortized over the term of the obligations. Accumulated amortization for intangible assets was $21.6 million and $13.0 million at February 2, 2002 and February 3, 2001, respectively.

     Impairment of Long Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to its fair value, determined based on appraised values or as the present value of the cash flows using discounted rates that reflect the inherent risks of the underlying business. In the fourth quarter of fiscal 2001, the Company recorded in selling, general and administrative expense, an impairment charge of $2.7 million associated with the decision to close the Bethany Distribution Center in the first quarter of fiscal 2002, as well as a charge of $2.1 million for the impairment of an office building held for sale. Both of the facilities are expected to be disposed within one year. In the opinion of management, except for assets identified herein and as disclosed in Note C of the Notes to the Consolidated Financial Statements, no such impairment existed as of February 2, 2002 or February 3, 2001.

     Revenue Recognition

     Revenues from the Company's retail stores are recognized at the time customers take possession of merchandise purchased or services are rendered, net of estimated returns. Revenues from licensed departments are recorded at the net amounts to be received from licensees.

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The results of operations of ProVantage have been presented as discontinued operations. Net sales of ProVantage for the 20 weeks ended June 17, 2000 were $397.9 million. Net sales of ProVantage for the 52 weeks ended January 29, 2000 were $850.0 million.

     Litigation

     In the normal course of business, the Company has been named as a defendant in various lawsuits. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse affect on the consolidated financial statements of the Company.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 142. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a reduction in amortization expense of approximately $5.2 million per year. We will perform the first of the required impairment tests of goodwill during fiscal year 2002, to evaluate existing goodwill for impairment upon adoption of SFAS No. 142 and will record any transition impairment as a cumulative effect of a change in accounting principle in the consolidated statements of operations. Impairment testing for other intangible assets will be completed in the first quarter of fiscal 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not possible to reasonably estimate the impact of adopting the impairment requirements of this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized. It is possible the Company could incur substantial impairment losses in the future as a result of adopting this Statement. Intangible assets net of accumulated amortization were $208.2 million at February 2, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management does not believe the adoption of SFAS 144 will have a material impact on the Company's financial statements.

     Extraordinary Loss

     During fiscal 1999, the Company repurchased approximately $57.1 million of the Senior Notes, resulting in an extraordinary loss of $3.8 million, net of income tax benefit of $2.4 million.

B. ACQUISITIONS

     On June 29, 2000, the Company acquired all of the outstanding stock of P.M. Place Stores ("Places") for $2.1 million in cash and approximately $28.8 million in assumed debt and accrued liabilities. Places was headquartered in Bethany, Missouri and operated discount stores in Missouri, Iowa, Kansas and Illinois. The pro forma effect of this acquisition was not material to the Company's consolidated statements of operations.

     On July 6, 1999, the Company acquired all of the outstanding common stock of Pamida for $94.0 million in cash, $285.8 million in assumed debt and $138.6 million in assumed trade and other accrued liabilities. Pamida is a retail chain headquartered in Omaha, Nebraska operating Pamida Retail stores in 16 Midwest, North Central and Rocky Mountain states.

     These acquisitions were accounted for under the purchase method of accounting and the allocations of the purchase prices were based on fair values at the dates of acquisition. The aggregate excess of the purchase prices over the fair value of the net assets acquired (goodwill) of approximately $198.7 million is being amortized on a straight-line basis over 40 years. The results of operations since the dates of acquisition have been included in the consolidated statements of operations.

     The following presents selected unaudited pro forma consolidated statement of operations information that has been prepared assuming the Pamida acquisition occurred on January 31, 1999:

   (in thousands, except per share data)                                  Year to Date
                                                                        (52 Weeks Ended)
                                                                           January 29,
                                                                              2000
                                                                       -------------------
   Net sales                                                               $3,331,547
   Earnings from continuing operations                                       57,926
   Net earnings                                                              97,414
   Diluted earnings per share from continuing operations                      2.03

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been consummated on such date, or for any other future dates or periods, nor do the results give effect to the special charges related to the Pamida acquisition, synergies, cost savings or other charges resulting from the acquisition of Pamida.

C. RESTRUCTURING RESERVE

     In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores and a related distribution center serving those stores and downsize its corporate workforce. The closings took place in the first quarter of fiscal 2001, resulting in the termination of approximately 2,500 employees, including approximately 180 employees at the ShopKo and Pamida corporate headquarters. In connection with the reorganization plan, the Company incurred a pre tax charge of $125.0 million, including $67.6 million related to inventory and property writedowns. For balance sheet reporting, the lease termination, property carrying and other costs are reported in accrued expenses as a current liability at February 2, 2002. If sales of owned stores and lease terminations do not proceed as expected, some portion of the reserve may exist at year end February 1, 2003. Following is an analysis of the change in the restructuring reserve (in thousands) which includes primarily cash payments ($1.2 million in fiscal 2000) and the disposal of inventory:

                                                  Balance as of     Cash              Other             Balance as of
                                                  Feb. 3, 2001      Payments          Adjustments       Feb. 2, 2002
                                                  ------------      --------          -----------       ------------
Lease termination and property carrying costs     $45,752           $(13,691)           $  731            $32,792
Employee separation costs                           9,134             (7,282)           (1,852)                 0
Other costs                                         1,300             (1,072)                0                228

Net sales of the stores closed totaled $56.0, $208.9, and $207.7 million in fiscal 2001, 2000 and 1999, respectively.

D. SHORT-TERM DEBT

     As of February 2, 2002, the Company had outstanding $47.8 million under the revolving credit portion of its Secured Credit Facility (see Note E). As of February 3, 2001, the Company had outstanding $341.3 million under various unsecured short term credit facilities. The related weighted average interest rates on borrowings outstanding at February 2, 2002 and February 3, 2001 were 4.2% and 6.9%, respectively. On March 12, 2001, the Company entered into a secured financing arrangement whereby all amounts outstanding under the previous short term facilities were paid off and the facilities terminated (see Note E). At February 3, 2001, the Company classified as current that portion of the debt outstanding that it expected to repay and not reborrow during fiscal 2001 under its new financing arrangement.

     The Company also issues letters of credit during the ordinary course of business as required by foreign vendors. As of February 2, 2002 and February 3, 2001, the Company had outstanding letters of credit for $19.8 million and $40.7 million, respectively.


E. LONG-TERM OBLIGATIONS AND LEASES
     (in thousands)

                                                                                  Feb. 2, 2002   Feb. 3, 2001
                                                                                  ------------   ------------
               Senior Unsecured Notes, 9.0% due November 15, 2004, less
                        Unamortized discount of $12 and $49, respectively               $72,698       $ 72,661
               Senior Unsecured Notes, 8.5% due March 15, 2002, less
                        Unamortized discount of $0 and $18, respectively                $70,207         70,189
               Senior Unsecured Notes, 9.25% due March 15, 2022, less
                        Unamortized discount of $386 and $405, respectively              99,614         99,595
               Senior Unsecured Notes, 6.5% due August 15, 2003, less
                        Unamortized discount of $42 and $70, respectively                99,958         99,930
               Secured Credit Facility - term loan, 5.3% at February 2, 2002            100,000
               Mortgage and other obligations                                            15,637         19,919
               Revolving credit facility                                                               170,000
               Capital lease obligations                                                127,295        132,897
                                                                                -------------------------------
                                                                                        585,409        665,191
               Less current portion                                                      79,942          6,910
                                                                                -------------------------------
               Long-term obligations                                                   $505,467       $658,281
                                                                                ===============================

     The notes contain certain covenants which, among other things, restrict the ability of the Company to consolidate, merge or convey, transfer or lease its properties and assets substantially as an entirety, to create liens or to enter into sale and leaseback transactions.

     On March 12, 2001, the Company entered into a $600.0 million senior secured revolving credit and term loan facility (the "Secured Credit Facility"). The Secured Credit Facility, which terminates on March 12, 2004, provides for revolving credit loans of up to $500.0 million and a term loan of $100.0 million, and may be extended for an additional year at the Company's option, subject to certain conditions. Amounts available under the Senior Credit Facility are limited based on a percentage of inventory and accounts receivable. A total of $223.1 million is available as of February 2, 2002. Borrowings under the facility are secured by accounts receivable and inventory and bear interest at rates based on prime or Eurodollar rate plus an applicable margin based on operating performance of the Company. This credit agreement contains various affirmative and negative covenants and precludes the Company from paying dividends.

     The interest rates on the mortgage and other obligations range from 5.4% to 9.5% with maturities ranging from March 2004 to April 2009 and are collateralized by property with a net book value of $44.5 million at February 2, 2002.

     Amounts outstanding under the revolving credit facility represent amounts due under short term credit facilities at February 3, 2001 that were refinanced under the Secured Credit Facility entered into in March 2001 (see Note D ).

     Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended February 2, 2002 are as follows (in thousands):

                                                                              LONG-TERM
                                YEAR                                         OBLIGATIONS
                                ----                                         -----------
                                2002                                                 $74,360
                                2003                                                 101,664
                                2004                                                 173,735
                                2005                                                     803
                                2006                                                     467
                                Later                                                107,085
                                                                          -------------------
                                Total maturities                                   $ 458,114
                                                                          ===================

     The Company leases certain stores and equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase. In addition to its capital leases, the Company is obligated under operating leases, primarily for land, buildings and computer equipment.

     Minimum future obligations under capital and operating leases in effect at February 2, 2002 are as follows (in thousands):

                                                                           Capital Lease      Operating Lease
         Year                                                               Obligations         Obligations
         ----                                                               -----------         (excluding
                                                                                               closed stores)
                                                                                               --------------
         2002                                                                     $17,894             $17,480
         2003                                                                      17,178              15,710
         2004                                                                      16,708              14,711
         2005                                                                      16,362              13,069
         2006                                                                      14,974              12,600
         Later                                                                    152,095              98,095
                                                                      -----------------------------------------
         Total minimum future obligations                                         235,211            $171,665
                                                                                          =====================
         Less interest                                                          (107,916)
                                                                      --------------------
         Present value of minimum future obligations                             $127,295
                                                                      ====================

     The present values of minimum future obligations shown above are calculated based on interest rates ranging from 6.5% to 16.4% for capital leases determined to be applicable at the inception of the capital leases.

     Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.8 million in fiscal 2001, $1.0 million in fiscal 2000 and $0.8 million in fiscal 1999. Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $19.9, $26.1 and $19.7 million in fiscal 2001, 2000 and 1999, respectively. Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the term of the leases.

F. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability are as follows (in thousands):

                                                                            2001            2000
                                                                            ----            ----
                  Deferred tax liabilities:
                       Property and equipment                             $44,220          $51,405
                        Intangibles                                        10,535           10,950
                       Inventory valuation                                 36,020           35,122
                       Other                                                5,667            5,969
                                                                      ----------------------------------
                       Total deferred tax liabilities                      96,442          103,446
                                                                      ----------------------------------
                  Deferred tax assets:
                       Reserves and allowances                            (24,298)         (22,520)
                       Restructuring and impairment reserves              (14,959)         (47,654)
                       Capital leases                                      (9,290)          (9,866)
                        Compensation and benefits                          (5,413)          (4,349)
                                                                      ----------------------------------
                       Total deferred tax assets                          (53,960)         (84,389)
                                                                      ----------------------------------
                  Net deferred tax liability                              $42,482          $19,057
                                                                      ==================================

     The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision (credit) for federal and state income taxes related to continuing operations includes the following (in thousands):

                                                                             2001          2000         1999
                                                                             ----          ----         ----
                    Current
                            Federal                                        $  (967)     $ (8,699)      $16,088
                            State                                             (843)         (994)        6,030
                    Deferred                                                23,425       (19,343)       19,052
                                                                         --------------------------------------
                    Total provision (credit)                               $21,615      $(29,036)      $41,170
                                                                         ======================================

     The effective tax rate related to continuing operations varies from the statutory federal income tax rate for the following reasons:

                                                                              2001      2000       1999
                                                                              ----      ----       ----
                    Statutory income tax rate                                 35.0%    (35.0%)     35.0%
                    State income taxes, net of federal tax benefits            4.6      (3.7)       4.2
                    Goodwill                                                   3.6       2.4        0.9
                      Other                                                    0.2      (0.4)      (0.5)
                                                                           -------------------------------
                    Effective income tax rate (benefit)                       43.4%    (36.7%)     39.6%
                                                                           ===============================

G. PREFERRED AND COMMON STOCK

     The Company has 20,000,000 shares of $0.01 preferred stock authorized but unissued. There are 75,000,000 shares of $0.01 par value common stock authorized.

     The Company's Stock Option Plans and Stock Incentive Plan allow the granting of stock options and other equity-based awards to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has 3,350,000 shares available for issuance under the plans as of February 2, 2002. Options vest generally over two to five years. Most stock options vest immediately upon a change of control. Option activity is summarized as follows (shares/options in thousands):


                                                                                                Weighted Ave.
                                                           Shares          Price Range         Exercise Price
                                                           ------          -----------         --------------
                Outstanding, January 30, 1999              2,102         $10.00 -  $36.44         $20.02
                Granted                                    1,031            23.31 - 37.63          27.69
                Exercised                                   (246)           10.00 - 20.00          16.17
                Cancelled and forfeited                     (249)           10.00 - 35.13          28.05
                                                      -------------------------------------------------------
                Outstanding, January 29, 2000              2,638           10.00 -  37.63          22.62
                Granted                                      800             5.31 - 18.19           8.37
                Exercised                                   (203)           10.00 - 17.88          14.26
                Cancelled and forfeited                     (429)            5.31 - 34.88          24.79
                                                      -------------------------------------------------------
                Outstanding, February 3, 2001              2,806           5.31 -   37.63          18.83
                Granted                                      807             7.30 - 10.10           8.61
                Cancelled and forfeited                     (546)            5.31 - 37.63          17.55
                                                      -------------------------------------------------------
                Outstanding February 2, 2002               3,067         $  5.31 - $37.63         $16.37
                                                      =======================================================

                                          Options     Weighted Ave.
                                        Exercisable   Exercise Price
                                        -----------   --------------
                  February 2, 2002            1,347           $20.36
                  February 3, 2001              988            19.10
                  January 29, 2000            1,110            17.65

     The following tables summarize information about stock options outstanding at February 2, 2002 (shares in thousands):


                                                                        Options Outstanding
                                      --------------------------------------------------------------------------------------
         Range of Exercise            Shares Outstanding at Feb. 2,    Weighted Average Remaining        Weighted Average
               Prices                              2002                     Contractual Life              Exercise Price
----------------------------------------------------------------------------------------------------------------------------
          $5.31 to $15.00                        1,466                            8.3 years                  $ 7.82
           15.88 to 23.31                          998                            6.8                         20.91
           24.56 to 37.63                          603                            6.6                         29.63
----------------------------------------------------------------------------------------------------------------------------
          $5.31 to $37.63                        3,067                            7.5                        $16.37
============================================================================================================================
                                                                     Options Exercisable
                                           ----------------------------------------------------------------------
             Range of Exercise Prices        Shares Exercisable at Feb. 2,      Weighted Average Exercise Price
                                                         2002
         --------------------------------------------------------------------------------------------------------
                 $5.31 to $15.00                          293                                $ 9.92
                  15.88 to 23.31                          683                                 20.28
                  24.56 to 37.63                          371                                 28.75
         --------------------------------------------------------------------------------------------------------
                 $5.31 to $37.63                         1,347                               $20.36
         ========================================================================================================

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, earnings (loss) and diluted earnings
(loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                                         2001          2000         1999
                                                                         ----          ----         ----
                Earnings (loss) from continuing operations
                    (in thousands)
                               As reported                              $28,217     $(49,975)      $62,692
                               Pro forma                                 26,964      (51,056)       61,089
                Diluted earnings (loss) from continuing operations
                    per common share
                               As reported                                 0.98      $ (1.72)      $  2.19
                               Pro forma                                   0.96        (1.76)         2.14

     The weighted average fair value of options granted was $3.58, $3.50 and $10.82 per share in fiscal 2001, 2000 and 1999, respectively.

     The fair value of stock options used to compute pro forma earnings (loss) from continuing operations and diluted earnings (loss) from continuing operations per common share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:

                                                                        2001               2000              1999
                                                                        ----               ----              ----
           Risk-free interest rate                                      4.3%               5.2%              6.4%
           Expected volatility                                          59.3%             55.4%             36.0%
           Dividend yield                                               0.0%               0.0%              0.0%
           Expected option life, standard option (years)             1.0 to 5.0         1.0 to 5.0        1.0 to 5.0

     In fiscal 1993, the Company adopted a Restricted Stock Plan which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. During fiscal 2001, the Company issued 25,000 shares of restricted stock with a grant date fair value of $7.30 per share. There were 25,000 shares of restricted stock outstanding at both February 2, 2002 and February 3, 2001.


H. EMPLOYEE BENEFITS

     Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan for ShopKo and Pamida employees was amended in fiscal 2001 and provides for two types of company contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to one hundred percent of the first 3 percent and fifty percent of the next 2 percent of compensation contributed by participating employees. The matching contribution in fiscal 2000 and fiscal 1999 was equal to one-half of the first 6 percent of compensation for ShopKo employees and one-half of the first 5 percent of compensation for Pamida employees. Contributions were $7.4, $5.3 and $13.4 million for fiscal 2001, 2000 and 1999, respectively.

     The Company also provides certain postretirement benefits, other than pensions. Costs associated with these benefits are accrued during the employee's service period. The annual cost and accumulated benefit obligation associated with these benefits are not material.

I. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and short-term debt approximate their fair value. The fair values of the Company's long-term obligations are estimated using quoted market values or discounted cash flow analysis based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

     The carrying amounts and fair values of the Company's long-term obligations (excluding capital leases) at February 2, 2002 and February 3, 2001 are as follows (amounts in thousands):

                                                                February 2,     February 3,
                                                                    2002           2001
                                                                    ----           ----
              Carrying amount                                     $458,114      $ 532,294
              Fair value                                           399,652        426,727

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                                         Fiscal Years
                                                             ---------------------------------------------------------------------
                                                                    2001                  2000                    1999
----------------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                                             $   2,538,920        $      2,710,885        $      2,606,883
    Pamida Retail                                                   835,015                 806,227                 441,187
----------------------------------------------------------------------------------------------------------------------------------
      Total net sales                                         $   3,373,935        $      3,517,112        $      3,048,070
----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) from operations
    ShopKo Retail                                             $     151,393        $        118,735        $        159,084
    Pamida Retail                                                  (12,668)                  23,150                  21,467
    Corporate (1)                                                  (23,128)               (154,935)                (28,582)
----------------------------------------------------------------------------------------------------------------------------------
       Earnings (loss) from operations                        $     115,597        $       (13,050)        $        151,969
----------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expenses
    ShopKo Retail                                             $      64,164        $         70,602        $         64,126
    Pamida Retail                                                    26,693                  22,350                  10,764
    Corporate                                                           805                   1,127                     524
----------------------------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization expenses            $      91,662        $         94,079        $         75,414
----------------------------------------------------------------------------------------------------------------------------------
Capital expenditures
    ShopKo Retail                                             $      13,662        $        110,089        $         94,168
    Pamida Retail                                                     3,485                  84,769                  25,978
    Corporate                                                            51                   1,389                  13,123
----------------------------------------------------------------------------------------------------------------------------------
      Total capital expenditures                              $      17,198        $        196,247        $        133,269
----------------------------------------------------------------------------------------------------------------------------------
                                                              As of February 2,    As of February 3,       As of January 29,
                                                                    2002                  2001                   2000
Assets
    ShopKo Retail                                             $   1,148,847        $      1,300,080        $      1,285,007
    Pamida Retail                                                   653,492                 704,202                 554,350
    Corporate (2)                                                    17,697                  22,654                 113,445
----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                            $   1,820,036        $      2,026,936        $      1,952,802
----------------------------------------------------------------------------------------------------------------------------------

(1) Included in Corporate are restructuring charges of $125.0 million in fiscal 2000 and special charges of $9.2 and $8.1 million in fiscal 2000 and 1999, respectively.
(2) Included in Corporate are net assets of discontinued operations of $85.9 million at January 29, 2000.

K. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly financial information is as follows:

   (In thousands, except per share data)
                                                           Fiscal Year (52 Weeks) Ended February 2, 2002
   ----------------------------------------------------------------------------------------------------------------------------
                                          First             Second            Third              Fourth              Year
                                        (13 Weeks)        (13 Weeks)        (13 Weeks)         (13 Weeks)         (52 Weeks)
   ----------------------------------------------------------------------------------------------------------------------------
   Net sales                             $781,824          $791,181          $797,540          $1,003,390         $3,373,935
   Gross margin                          175,020           184,945            177,904            268,266            806,135
   Earnings (loss) from continuing
      operations                         (4,045)            2,594             (5,218)            34,886             28,217
   Net earnings (loss)                   (4,045)            2,594             (5,218)            34,886             28,217
   Basic (loss) earnings
      from continuing operations
      per common share                    (0.14)             0.09             (0.18)              1.22               0.98
   Diluted (loss) earnings
      from continuing operations
      per common share                    (0.14)             0.09             (0.18)              1.21               0.98
   Weighted average shares - diluted      28,699            28,808            28,699             28,869             28,838
   Price range per common                10 7/10 -            9 -             9 37/50 -         12 17/25 -         12 17/25 -
      share (1)                           7 7/20           6 79/100            7 1/5             8 14/25           6 79/100
   ----------------------------------------------------------------------------------------------------------------------------
                                                           Fiscal Year (53 Weeks) Ended February 3, 2001
   ----------------------------------------------------------------------------------------------------------------------------
                                           First             Second             Third             Fourth              Year
                                         (13 Weeks)        (13 Weeks)        (13 Weeks)         (14 Weeks)         (53 Weeks)
   ----------------------------------------------------------------------------------------------------------------------------
   Net sales                              $749,591          $819,543          $814,191           $1,133,787        $3,517,112
   Gross margin                            191,808           213,417           194,691              265,041  (3)      864,957
   Earnings (loss) from continuing
      operations                               562             5,155            (8,424)             (47,268) (4)      (49,975)

   Net earnings (loss)                       1,796            38,078 (2)        (8,424)             (47,268) (4)      (15,818)
   Basic and diluted earnings (loss)
      from continuing operations
      per common share                        0.02              0.18             (0.29)               (1.65) (4)        (1.72)
   Weighted average shares - diluted        29,585            29,075            28,698               28,699            29,014
   Price range per common
      share (1)                      20 3/4-16 1/4        21-14 5/16     14 7/16-5 7/8      10 99/100-3 3/8          21-3 3/8
   ----------------------------------------------------------------------------------------------------------------------------

(1) Price range per common share reflects the highest and lowest stock market prices on the New York Stock exchange during each quarter.
(2) Includes gain, net of income taxes, on sale of discontinued business of $32.6 million.
(3)  Includes restructuring charge of $10.4 million.
(4) Includes restructuring charge, net of income taxes, of $75.9 million ($2.65 per share).

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


(In thousands)

                                                 BALANCE         CHARGES
                                                    AT              TO                           BALANCE AT
                                                BEGINNING        COSTS &      DEDUCTIONS           END OF
                                                 OF YEAR         EXPENSES     (ADDITIONS)           YEAR
                                            -----------------------------------------------------------------
Year (52 weeks) ended January 29, 2000:
    Allowance for losses                      $      6,173    $        397  $       3,857 *    $       2,713
    Inventory valuation reserves                     4,000                          1,600              2,400

Year (53 weeks) ended February 3, 2001:
    Allowance for losses                      $      2,713    $        618  $         969 *    $       2,362
    Inventory valuation reserves                     2,400                          1,585                815

Year (52 weeks) ended February 2, 2002:
    Allowance for losses                      $      2,362    $        394  $       (464) *    $       3,220
    Inventory valuation reserves                       815                        (1,765)              2,580

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

                                              ShopKo Stores, Inc. (Registrant)
Date:  April 29, 2002
                                         By:  /S/  JEFFREY C. GIRARD
                                              ----------------------
                                              Jeffrey C. Girard, Vice Chairman,
                                              Finance and Administration,
                                              Interim Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                        SIGNATURE                               TITLE                             DATE
                        ---------                               -----                             ----
           /S/   JACK W. EUGSTER*                        Chairman of the Board                April 29, 2002
           ----------------------------
           Jack W. Eugster

           /S/   JEFFREY C. GIRARD                     Vice Chairman, Finance and             April 29, 2002
           -----------------------                    Administration, Interim Chief
           Jeffrey C. Girard                                Executive Officer


           /S/  BRIAN W. BENDER                       Senior Vice President, Chief            April 29, 2002
           ---------------------                      Financial Officer (Principal
           Brian W. Bender                                Accounting Officer)


           /S/   DALE P. KRAMER*                                Director                      April 29, 2002
           --------------------
           Dale P. Kramer

           /S/   MARTHA A. MCPHEE*                              Director                      April 29, 2002
           -----------------------
           Martha A. McPhee

           /s/   JOHN G. TURNER*                                Director                      April 29, 2002
           ---------------------
           John G. Turner

           /s/   STEPHEN E. WATSON*                             Director                      April 29, 2002
           ------------------------
           Stephen E. Watson

           /S/   GREGORY H. WOLF*                               Director                      April 29, 2002
           ----------------------
           Gregory H. Wolf

*By Peter G. Vandenhouten pursuant to Powers of Attorney.

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-K REPORT

                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                     Exhibit                                                      Signed Original
------                     -------                                                      ---------------
2.1               Agreement and Plan of Merger dated as of May 10, 1999, by and among the Company, ShopKo Merger Corp. and Pamida Holdings
                  Corporation, incorporated by reference to Exhibit 99(c) (1) to the Registrant's Schedule 14D-1 filed May 17, 1999.

3.1 Amended and restated Articles of Incorporation of the Company, incorporated by reference to the Registrant's Current Report on Form 8-K dated May 22, 1998 (the "May 1998 Form 8-K").

3.2 Amended and Restated Bylaws of the Company, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the 13 weeks ended July 29, 2000.

4.1.1 Indenture dated as of March 12, 1992 between the Company and First Trust National Association, as trustee, with respect to senior notes due March 15, 2022 ("2022 Indenture"), incorporated by reference from the Registrant's Form 10-K, Annual Report to the Securities and Exchange Commission for the 53 weeks ended February 29, 1992.

4.1.2 First Supplemental Indenture dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the 2022 Indenture, incorporated by reference to the May 1998
                  Form 8-K.

                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                     Exhibit                                                      Signed Original
------                     -------                                                      ---------------
4.1.3             Indenture dated as of July 15, 1993 between the Company and
                  First Trust National Association, as Trustee ("Senior Debt
                  Indenture"), incorporated by reference from the Registrant's
                  Form 10-K, Annual Report to the Securities and Exchange
                  Commission for the 52 weeks ended February 26, 1994.

4.1.4 First Supplemental Indenture, dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the Senior Debt Indenture, incorporated by reference to the May 1998 Form 8-K.

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

4.2.1             Rights Agreement Amendment, incorporated by reference to May
                  1998 Form 8-K.

4.3               Loan and Security Agreement dated as of March 9, 2001
                  ("Secured Credit Facility") among ShopKo Stores, Inc.,
                  Pamida, Inc., subsidiaries of ShopKo Stores, Inc., named
                  therein, as guarantors, the banks, named therein, and Fleet
                  Retail Finance Inc., as Administrative Agent, incorporated by reference from the Registrant's Form 10-K, Annual Report to the Securities and Exchange Commission for the 53 weeks ended
                  February 3, 2001.
..
4.4               Loan Agreement between ShopKo Stores, Inc. and Kimco Select
                  Investments, dated March 27, 2002, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K
                  dated March 27, 2002.

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

10.3 Form of Stock Option Agreement and First Amendment thereto between the Company and certain Officers and Employees of the Company pursuant to the ShopKo Stores, Inc. 1991 Stock Option
                  Plan, incorporated by reference from the Registrant's Form
                  10-K, Annual Report to the Securities and Exchange Commission for the 52 weeks ended February 25, 1995. (1)

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

                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                     Exhibit                                                      Signed Original
------                     -------                                                      ---------------
10.6              Form of Change of Control Severance Agreement between the
                  Company and Certain Officers and Employees of the Company,
                  incorporated by reference from the Registrant's Form 10-K,
                  Annual Report to the Securities and Exchange Commission for
                  the 52 weeks ended February 25, 1995. (1)

10.7 Form of Indemnification Agreement between the Company and directors and certain officers of the Company, incorporated by reference to the Registrant's Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 13 weeks ended
                  August 1, 1998.

10.8 ShopKo Senior Officers Deferred Compensation Plan, incorporated by reference from the Registrant's Form 10-K, Annual Report to the Securities and Exchange Commission for the 53 weeks ended February 29, 1992. (1)

10.9 ShopKo Directors Deferred Compensation Plan, incorporated by reference to the Registrant's Registration Statement on Form
                  S-1 (Registration No. 33-45833). (1)

10.10 ShopKo Stores, Inc. 1993 Restricted Stock Plan, as amended, incorporated by reference to the Registrant's definitive Proxy
                  Statement dated May 19, 1994 filed in connection with the Registrant's 1994 Annual Meeting of Shareholders. (1)

10.11 ShopKo Stores, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant's definitive Proxy Statement dated
                  April 10, 1998 filed in connection with the Registrant's 1998
                  Annual Meeting of Shareholders. (1)

                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                     Exhibit                                                      Signed Original
------                     -------                                                      ---------------
10.12             ShopKo Stores, Inc. 1999 Executive Incentive Plan incorporated by reference to the Registrant's definitive Proxy Statement dated April 19, 1999 filed in conjunction with the
                  Registrant's 1999 Annual Meeting of Shareholders. (1)

10.13 ShopKo Stores, Inc. 2000 Executive Long-Term Incentive Plan, incorporated by reference from the Registrant's definitive
                  Proxy Statement dated April 17, 2000 filed in connection with the Registrant's 2000 Annual Meeting of Shareholders. (1)

10.14             ShopKo Stores, Inc. Executive Retirement Plan, dated February
                  1999, incorporated by reference from the Registrant's Annual
                  Report on Form 10-K for the 52 weeks ended January 29,
                  2000. (1)

10.15             Independent Contractor Agreement between the Company and Mr.
                  Kramer dated January 30, 2000, incorporated by reference from the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 29, 2000. (1)

                                                                                        Sequential Page
Exhibit                                                                                 Number In Manually
Number                     Exhibit                                                      Signed Original
------                     -------                                                      ---------------
10.16             Letter Agreements for consulting services between Girard
                  Financial Consulting and the Registrant dated September 29,
                  2000 and December 4, 2000, incorporated by reference from the
                  Registrant's Form 10-Q, Quarterly Report for the 13 weeks
                  ended October 28, 2000.

10.17 Shopko Stores, Inc. 2001 Stock Incentive Plan, incorporated by reference to the Registrant's definitive Proxy Statement dated
                  May 1, 2001 filed in conjunction with the Registrant's 2001
                  Annual Meeting of Shareholders. (1)

10.18             Letter Agreement, dated May 15, 2001, between ShopKo Stores,
                  Inc. and Jack W. Eugster, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the 13 weeks ended August 4, 2001. (1)

10.19*            Form of Change of Control Severance Agreement between the
                  Company and Certain Officers and Employees of the Company. (1)

10.20* ShopKo Stores, Inc. Shared Savings Plan (2002 Restatement), formerly known as ShopKo Stores, Inc. Profit Sharing and Super
                  Saver Plan Trust Agreement. (1)

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.

24.1*             Directors' Powers of Attorney.

*Filed herewith

(1) A management contract or compensatory plan or arrangement.