Form 10-Q
period 2002-05-04
SHOPKO STORES INC
filed 2002-06-18
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended May 4, 2002

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

Yes    X      No
    -------      --------

The number of shares outstanding of each of the issuer's classes of Common Stock as of May 31, 2002 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------

     Common Shares                                        28,813,920

     Exhibit Index                                        Page 1 of Page 28
     on Page 21

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                       FOR THE 13 WEEKS ENDED MAY 4, 2002

                                      INDEX

                                                                                Page
                                                                                ----
Part I   Item 1 - Financial Statements

                 Condensed Consolidated Statements of Operations for the         3
                 13 weeks ended May 4, 2002 and May 5, 2001

                 Condensed Consolidated Balance Sheets as of May 4,              4
                 2002, May 5, 2001 and February 2, 2002

                 Condensed Consolidated Statements of Cash Flows for             5
                 the 13 weeks ended May 4, 2002 and May 5, 2001

                 Condensed Consolidated Statement of Shareholders'               6
                 Equity for the 13 weeks ended May 4, 2002

                 Notes to Condensed Consolidated Financial Statements         7-10

         Item 2 - Management's Discussion and Analysis of Financial          11-17
          Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure About                 18
                  Market Risk

Part II  Item 6 - Exhibits and Reports on Form 8-K                              19

         Signatures                                                             20

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                             First Quarter (13 Weeks) Ended
-----------------------------------------------------------------------------------------------
(in thousands, except per share data)                                May 4,             May 5,
                                                                      2002               2001
-----------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
Revenues:
   Net sales                                                       $ 728,764          $ 781,824
   Licensed department rentals and other income                        3,124              3,161
                                                                   ---------          ---------
                                                                     731,888            784,985
Costs and expenses:
   Cost of sales                                                     543,839            606,804
   Selling, general and administrative expenses                      153,281            143,127
   Depreciation and amortization expenses                             20,902             23,836
                                                                   ---------          ---------
                                                                     718,022            773,767

Earnings from operations                                              13,866             11,218
Interest expense - net                                                13,086             17,960
                                                                   ---------          ---------

Earnings (loss)  before income taxes                                     780             (6,742)
Provision (credit) for income taxes                                      308             (2,697)
                                                                   ---------          ---------

Net earnings (loss)                                                $     472          $  (4,045)
                                                                   =========          =========

Net earnings (loss) per share of common stock:
  Basic                                                            $    0.02          $   (0.14)
                                                                   =========          =========

  Diluted                                                          $    0.02          $   (0.14)
                                                                   =========          =========

Weighted average number of common
      shares outstanding - basic                                      28,733             28,699

Weighted average number of common
      shares outstanding - diluted                                    29,210             28,699

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                         First Quarter as of           Fiscal Year End
-----------------------------------------------------------------------------------------------------------------
(In thousands)
                                                           May 4,            May 5,          February 2,
ASSETS                                                      2002              2001              2002
-----------------------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                               $   30,385        $   34,646        $   30,169
  Receivables, less allowance for losses of
     $3,436, $2,708 and $3,220, respectively                  51,240            47,494            48,738
  Merchandise inventories                                    638,304           736,244           613,911
  Other current assets                                        24,903            14,694            15,840
                                                          ----------        ----------        ----------
     Total current assets                                    744,832           833,078           708,658

Other assets and deferred charges                             11,287            14,541            11,185
Intangible assets - net                                       23,397            30,017            22,119
Goodwill - net                                               186,052           189,505           186,052

Property and equipment, net of accumulated
depreciation of $670,375, $618,615 and $651,853;
impairment reserve of $13,780, $56,100 and
$13,344, respectively                                        856,443           950,948           892,022
                                                          ----------        ----------        ----------
     Total assets                                         $1,822,011        $2,018,089        $1,820,036
                                                          ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                        $    85,030       $    90,738       $    47,808
  Accounts payable - trade                                   265,027           279,301           255,630
  Accrued compensation and related taxes                      39,468            37,462            45,145
  Deferred taxes and other accrued liabilities               131,529           126,781           143,906
  Accrued income and other taxes                              26,609            15,826            23,249
  Current portion of long-term obligations and leases          7,626            77,173            79,942
                                                         -----------       -----------       -----------
    Total current liabilities                                555,289           627,281           595,680

Long-term obligations and leases, less current portion       542,988           685,039           505,467
Other long-term obligations                                    4,928            29,260             6,199
Deferred income taxes                                         27,790            18,791            22,642
Shareholders' equity:
  Common stock                                                   307               306               306
  Additional paid-in capital                                 385,195           384,563           384,745
  Retained earnings                                          345,764           313,099           345,247
  Less treasury stock                                        (40,250)          (40,250)          (40,250)
                                                         -----------       -----------       -----------
     Total shareholders' equity                              691,016           657,718           690,048
                                                         -----------       -----------       -----------
     Total liabilities and shareholders' equity          $ 1,822,011       $ 2,018,089       $ 1,820,036
                                                         ===========       ===========       ===========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                     First Quarter (13 weeks) Ended
------------------------------------------------------------------------------------------
(In thousands)
                                                            May 4,            May 5,
                                                             2002              2001
------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
Cash flows from operating activities:
Net earnings (loss)                                        $    472         $ (4,045)

Adjustments to reconcile net earnings (loss) to net
  Cash used in operating activities:
   Depreciation and amortization                             20,902           23,608
   Provision for losses on receivables                           50               90
   Gain on sale of property and equipment                      (544)            (717)
   Deferred income taxes                                      5,148            7,470
   Change in assets and liabilities:
   Receivables                                               (2,552)           9,997
   Merchandise inventories                                  (24,393)         (22,319)
   Other current assets                                      (6,938)         (10,245)
   Other assets and intangibles                                (223)             672
   Accounts payable                                           9,397            1,733
   Accrued liabilities                                        6,136          (12,173)
------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities        7,455           (5,929)
------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Payments for property and equipment                         (2,932)            (486)
 Proceeds from the sale of property and equipment             6,581            2,518
------------------------------------------------------------------------------------------
     Net cash provided by investing activities                3,649            2,032
------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds from debt borrowings                            74,693          359,738
Net payments of debt and capital lease obligations          (84,555)        (348,905)
Debt issuance costs                                          (1,376)          (7,624)
Change in common stock from stock options                       350
------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities    (10,888)           3,209
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            216             (688)
Cash and cash equivalents at beginning of year               30,169           35,334
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter          $ 30,385         $ 34,646
==========================================================================================
Supplemental cash flow information:
  Noncash investing and financial activities -
   Capital lease obligations incurred                      $     18         $     64
   Capital lease obligations terminated                    $ 11,000

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                  (UNAUDITED)


                                           Common Stock                               Treasury Stock            Total
                                       -------------------  Additional            -------------------------------------------
                                                            Paid-in    Retained
                                        Shares     Amount   Capital    Earnings     Shares      Amount     Shares     Amount
-----------------------------------------------------------------------------------------------------------------------------

BALANCES AT FEBRUARY 2, 2002            30,628   $    306   $384,745   $345,247     (1,904)   $(40,250)     28,724   $690,048


Net earnings                                                                472                                           472

Sale of common stock under option
plans                                       32          1        349                                            32        350

Income tax benefit related to stock
options                                                          101                                                      101

Restricted stock expense                                                     45                                            45

                                     -----------------------------------------------------------------------------------------
BALANCES AT MAY 4, 2002                 30,660   $    307   $385,195   $345,764     (1,904)   $(40,250)     28,756   $691,016
                                     =========================================================================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies:

The Company's fiscal 2001 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002.

Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Pronouncements:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. The Company has completed an analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida retail segment. No impairment was recorded as a result of this assessment. The Company will complete its initial assessment of the impairment of goodwill in accordance with the guidelines provided by SFAS No. 142 by the end of the quarter ending August 3, 2002. This initial assessment of goodwill impairment has not yet been completed, and therefore, no determination of any goodwill impairment charges that could result from the adoption of SFAS No. 142 has been made. However, the Company anticipates that it will be required to record a significant goodwill impairment charge.

The following table reflects consolidated results as if the adoption of SFAS No. 142 had occurred at the beginning of the quarter ended May 5, 2001.


(In thousands, except per share data)                           First Quarter (13 Weeks) Ended
                                                             -------------------------------------
                                                                May 4, 2002       May 5, 2001
                                                             -------------------------------------
Net earnings (loss):
  Reported net earnings (loss)                                         $472           $(4,045)
  Goodwill and trademark amortization
  net of tax                                                              0             1,262
                                                             ------------------ ------------------
  Proforma net earnings (loss)                                         $472           $(2,783)
                                                             ================== ==================

Basic earnings (loss) per share:
 Net earnings (loss):
  As reported                                                         $0.02            $(0.14)
  Goodwill and trademark amortization
  net of tax                                                                             0.04
                                                             ------------------- -----------------
  Proforma                                                            $0.02            $(0.10)
                                                             =================== =================

Diluted earnings (loss) per share:
 Net earnings (loss):
  As reported                                                         $0.02            $(0.14)
  Goodwill and trademark amortization
  net of tax                                                                             0.04
                                                             ------------------- -----------------
  Proforma                                                            $0.02            $(0.10)
                                                             =================== =================

The following table categorizes intangible assets by major asset class as of February 2, 2002 and May 4, 2002:


(In thousands)                                             February 2, 2002             May 4, 2002
                                                      -------------------------  -------------------------
                                                        Gross                       Gross
                                                        Carrying   Accumulated      Carrying  Accumulated
                                                        Amount     Amortization     Amount    Amortization
                                                      -----------  ------------  -----------  ------------

Goodwill (Pamida retail segment)                        $ 198,696    $ (12,644)   $ 186,052    $       0
                                                        =========    =========    =========    =========

Intangible assets with indefinite lives:
     Trademark                                          $   7,800    $    (506)   $   7,294    $       0
                                                        =========    =========    =========    =========

Intangible assets with finite lives:
      Debt issuance costs                               $  11,403    $  (4,693)   $  12,778    $  (5,437)
      Customer lists and other                             11,883       (3,768)      12,818       (4,056)
                                                        ---------    ---------    ---------    ---------
                                                        $  23,286    $  (8,461)   $  25,596    $  (9,493)
                                                        =========    =========    =========    =========

Estimated fiscal year amortization expense is as follows: 2002 - $3.8 million; 2003 - $3.7 million; 2004 - $1.1 million; 2005 - $0.8 million; 2006 - $0.8 million.

Amortization expense for the quarter ended May 4, 2002 was $1.0 million.

Real Estate Financing:

On March 27, 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25 year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The proceeds of the loan were used to retire lease liabilities associated with closed stores controlled by the lender, provided additional liquidity, and added a layer of longer term debt to the Company's capital structure.

Restructuring Reserve:

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores and a related distribution center serving those stores and to downsize its corporate workforce. The closings took place in the first quarter of fiscal 2001. For balance sheet reporting, the lease termination, property carrying and other costs are reported in accrued expenses as a current liability at May 4, 2002. If sales of owned stores and lease terminations do not proceed as expected, some portion of the reserve may exist at year end February 1, 2003. Following is an analysis of the change in the restructuring reserve (in thousands) which includes primarily cash payments:

                                               Balance as of       Cash           Other         Balance as of
                                                Feb.2, 2002      Payments      Adjustments       May 4, 2002
                                               --------------  ------------  --------------     --------------
Lease termination and property carrying costs     32,792          13,935                             18,857

Other costs                                          228              67                                161


Business Segment Information:

The Company's reportable segments are based on the Company's strategic business operating units, and include a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2001 Annual Report on Form 10-K. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The ShopKo Retail and total net sales include sales of the 23 ShopKo stores closed in the first quarter of fiscal 2001. Net sales of the ShopKo closed stores for the 13 weeks ended May 5, 2001 were $56.0 million.

                                                                                            First Quarter Ended
                                                                                 ---------------------------------------
                                                                                        May 4,                  May 5,
                                                                                         2002                    2001
------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                                                                     $ 552,470               $  592,979
    Pamida Retail                                                                       176,294                  188,845
------------------------------------------------------------------------------------------------------------------------
      Total net sales                                                                 $ 728,764               $  781,824
      Total net sales excluding ShopKo closed stores                                  $ 728,764               $  725,848
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations
    ShopKo Retail                                                                     $  25,053               $   24,878
    Pamida Retail                                                                        (2,736)                  (8,422)
    Corporate                                                                            (8,451)                  (5,238)
------------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from operations                                                 $  13,866               $   11,218
------------------------------------------------------------------------------------------------------------------------


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first quarters of fiscal 2002 and fiscal 2001.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at May 4, 2002 and May 5, 2001 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the first quarter of fiscal 2002 and 2001 as a percentage of net sales:

                                                       Fiscal 2002          Fiscal 2001
                                                       -----------          -----------
                                                                         As        Excluding
                                                                      Reported      Closed
                                                                                    Stores
                                                       -----------   ----------   ----------
Revenues
     Net sales                                            100.0%       100.0%        100.0%
     Licensed department rentals and other income           0.4          0.4           0.4
                                                          -----        -----         -----
                                                          100.4        100.4         100.4

Cost of sales                                              74.6         77.6          75.9

Gross Margin                                               25.4         22.4          24.1

Selling, general and administrative expenses               21.0         18.3          19.8
Depreciation and amortization expenses                      2.9          3.1           3.2
                                                          -----        -----         -----


Earnings from operations                                    1.9          1.4           1.5
Interest expense - net                                      1.8          2.3           2.4
                                                          -----        -----         -----


Earnings (loss) before income taxes                         0.1         (0.9)         (0.9)
Provision (credit) for income taxes                         0.0         (0.4)         (0.3)
                                                          -----        -----         -----

Net earnings (loss)                                         0.1%        (0.5)%        (0.6)%
                                                          =====        =====         =====

The Company has two business segments: a ShopKo Retail segment (which includes ShopKo stores general merchandise, retail pharmacy and retail optical operations) and a Pamida Retail segment (which includes Pamida stores general merchandise and retail pharmacy operations). The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL SEGMENT

                                                                            Fiscal
                                                                             2002                   Fiscal 2001
                                                                        ---------------   --------------------------------
                                                                                                As            Excluding
                                                                                             Reported       Closed Stores
                                                                        ---------------   --------------    --------------
Revenues
     Net sales                                                                   100.0%            100.0%            100.0%
     Licensed departmental rentals and other income                                0.5               0.5               0.5
                                                                        --------------    --------------    --------------
                                                                                 100.5             100.5             100.5

Cost of sales                                                                     74.1              76.9              74.5

Gross Margin                                                                      25.9              23.1              25.5

Selling, general and administrative expenses                                      19.1              16.6              18.3
Depreciation and amortization expenses                                             2.8               2.8               3.1
                                                                        --------------    --------------    --------------

Earnings from operations                                                           4.5%              4.2%              4.6%


PAMIDA RETAIL SEGMENT

                                                                                                First Quarter
                                                                         ---------------------------------------------------------
                                                                            Fiscal                                  Fiscal
                                                                             2002                                    2001
                                                                         --------------                           ------------
Revenues
     Net sales                                                                   100.0%                                 100.0%
     Licensed department rentals and other income                                  0.2                                    0.2
                                                                         --------------                           ------------
                                                                                 100.2                                  100.2

Cost of sales                                                                     76.2                                   79.9

Gross Margin                                                                      23.8                                   20.1

Selling, general and administrative expenses                                      22.4                                   21.2
Depreciation and amortization expenses                                             3.2                                    3.6
                                                                         --------------                           ------------

Loss from operations                                                             (1.6)%                                 (4.5)%

Net Sales

The following table presents the Company's consolidated net sales, excluding closed stores, for the first quarter of fiscal 2002 and fiscal 2001*:

                                                                            % INCREASE/
                                                 FIRST QUARTER              (DECREASE)*
                                            ---------------------------------------------------
                                               FISCAL     FISCAL
                                                2002       2001        TOTAL         COMP**
                                            ----------- ----------- ------------- -------------
                ShopKo Retail                  $552.5     $537.0        2.9%           2.9%
                Pamida Retail                   176.3      188.8       (6.6)%         (5.5)%
                                            ----------- ----------- ------------- -------------
                Consolidated                   $728.8     $725.8        0.4%           0.7%
                                            =========== =========== ============= =============

                 *Changes in store sales are exclusive of layaway sales.
                **Changes in comparable store sales are based upon those stores open during both fiscal years.

Comparable store sales during the first quarter increased 2.9 percent at ShopKo and decreased 5.5 percent at Pamida. Pharmacy sales continue to perform strongly at both ShopKo and Pamida. Sales at Pamida were affected by a decline in advertised and seasonal sales. The Company believes the difficult economic environment continues to negatively impact sales at both ShopKo and Pamida.

The Company's store activity is summarized below:

                                      13 Weeks Ended           Year Ended
                                May 4, 2002    May 5, 2001  February 2, 2002
                                -----------    -----------  ----------------
SHOPKO STORES
Beginning number of stores            141           141*          141
Openings                                0             0             0
Closings                                0             0             0
                                      ---           ---           ---
Ending number of stores               141           141           141

PAMIDA STORES
Beginning number of stores            225           229           229
Openings                                0             0             0
Closings                                1             0             4
                                      ---           ---           ---
Ending number of stores               224           229           225

*ShopKo store count reflects the 23 closings announced on January 31, 2001. The actual closings occurred in the period ended May 5, 2001.

Gross Margin:

Consolidated gross margin as a percent of net sales for the first quarter was
25.4 percent compared to 22.4 percent last year (24.1percent excluding ShopKo's closed stores). Consolidated gross margin dollars increased 5.7 percent to $184.9 million for the same period. ShopKo's gross margin as a percent of net sales was 25.9 percent compared with 23.1 percent last year (25.5percent excluding closed stores). The increase is primarily attributable to the elimination of liquidated merchandise associated with the closed stores. ShopKo's gross margin dollars increased 4.3 percent to $143.0 million for the same period. Pamida's gross margin as a percent of net sales was 23.8 percent compared with 20.1 percent last year. The increase is primarily attributable to improvements in merchandise margin as well as decreased distribution and shrink expenses.

The Company uses the LIFO method for substantially all inventories. There was no effect on gross margin due to the change in the LIFO provision for the quarters ended May 4, 2002 and May 5, 2001. If the first-in, first-out (FIFO) method had been used, the Company's inventories would have been $2.9 million, $19.1 million, and $2.9 million higher at May 4, 2002, May 5, 2001 and February 2, 2002, respectively.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of net sales for the first quarter were 21.0 percent compared with 18.3 percent last year (19.8 percent excluding ShopKo's closed stores). ShopKo's selling, general and administrative expenses as a percent of net sales for the quarter were 19.1 percent compared to 16.6 percent last year (18.3percent excluding closed stores). The increase is primarily due to increased employee benefit costs and one time expense obligations relating to employment contracts and severance agreements. Pamida's selling, general and administrative expenses were 22.4 percent of net sales compared to 21.2 percent last year. The increase is largely due to lack of sales leverage, partially offset by a favorable lease termination.

Interest Expense - Net:

Interest expense for the first quarter decreased 27.1 percent to $13.1 million. This decrease is primarily due to lower debt levels.

Income Taxes:

The Company had an effective tax rate for the first quarter of 39.5 percent compared with a tax benefit of 40.0 percent last year. The rate is lower in the current year due to the reduction of non-deductible goodwill amortization.

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


     Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close certain facilities, the Company incurred a pretax charge of $125.0 million, including $67.6 million related to inventory and property writedowns and $45.8 million related to lease termination and property carrying costs. The amount of the asset writedowns and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing, sales proceeds, and disposition costs of the closed facilities. Of the 18 properties included in the restructuring reserve at the beginning of the period, six were disposed of during the first quarter of fiscal 2002. At this time, the Company believes it has adequately provided for these costs. However, sales of owned stores and lease terminations have been slower than anticipated and could negatively impact the reserve. If interest rates or real estate leasing markets change, additional charges may be required. Therefore, the Company continues to evaluate the adequacy of the amounts provided as it proceeds with the disposition of the real estate and termination of the leases.

Liquidity and Capital Resources:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by (used in) operating activities was $7.5 million for the first quarter of fiscal 2002 compared to $(5.9) million for the same period last year.

As of May 4, 2002, the Company had $272.4 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from August 2003 to March 2022, with approximately $172.7 million principal amount of the Senior Unsecured Notes maturing between August 2003 and November 2004. Subject to certain limitations set forth in the

Secured Credit Facility, proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any obligation in excess of $25.0 million.

In addition to the Senior Unsecured Notes, the Company had $185.0 million outstanding under its Secured Credit Facility at the end of the first quarter of fiscal 2002 compared to $359.7 million at the end of the first quarter of fiscal 2001.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of May 4, 2002:

------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Contractual Obligations                                            Less than 1                                      After
                                                      Total           year         2-3 years       4-5 years       5 years
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Long-Term Debt                                        435,069          2,225         276,116          5,072        151,656
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Capital Lease Obligations                             212,293         16,746          31,385         28,674        135,488
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Operating Leases                                      164,989         17,066          30,070         25,494         92,359
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Total Contractual Cash Obligations                    812,351         36,037         337,571         59,240        379,503
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------

The Company has a $600.0 million senior secured revolving credit and term loan facility ("Secured Credit Facility"), which is secured by the Company's inventory and accounts receivable. The Secured Credit Facility provides for revolving credit borrowings of up to $500.0 million and a term loan of $100.0 million, both of which bear interest at the bank's base rate plus 0.0% to 0.5% for base margin loans or the Eurodollar rate plus 2.0% to 2.5% for Eurodollar loans depending on borrowing availability under the facility and the Company's operating cash flow. The Secured Credit Facility terminates March 12, 2004 but the facility may be extended for an additional year at the Company's option subject to certain conditions. The Secured Credit Facility prohibits the payment of dividends and repurchases of common stock, sets limits as to new indebtedness and capital expenditures and requires the Company to meet financial performance covenants relating to minimum operating cash flows and borrowing availability. The consequences of failing to comply with the various covenants and maintaining availability range from increasing the interest rate to restrictions on cash management to default and acceleration of the debt. The indebtedness under the Secured Credit Facility can be declared immediately due and payable in the event Company debt in excess of $10.0 million is accelerated. During the first quarter of fiscal 2002, the Company maintained compliance with all covenants in the Secured Credit Facility.

On March 27, 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25 year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The proceeds of the loan were used to retire five lease liabilities associated with closed stores controlled by the lender, provided additional liquidity, and added a layer of longer term debt to the Company's capital structure.

The Company believes that the Secured Credit Facility, and expected cash from operations together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2002. However, if the Company's operating results were to deteriorate significantly for any reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has a significant amount of debt obligations maturing in the period from August 2003 to November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company's results of operations and financial condition will be materially adversely affected.

The Company spent $2.9 million on capital expenditures in the first quarter of fiscal 2002 compared to $0.5 million on capital expenditures for the same period last year. The Company's total capital expenditures for the fiscal year ending February 1, 2003 are anticipated to be $25.0 to $35.0 million, which is within the restrictions on capital expenditures in the Secured Credit Facility. The expected expenditures relate primarily to ongoing store equipment and fixturing, information systems, and merchandise initiatives. This amount excludes any capital that may be required for acquisitions of businesses. However, the Company does not expect to pursue growth of its retail store business through new store construction or acquisitions in fiscal 2002. Such plans may be reviewed and revised from time to time in light of changing conditions.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include: 1) the impact of recent accounting pronouncements as described in Part I hereof; and 2) the following which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations - most notably the highly seasonal nature of the business; g.) competition h.) long-term economic effects of the September 2001 terrorist attacks; i.) general economic conditions and weather; j.) smooth functioning of the distribution network; k.) labor conditions; l.) anti-takeover provisions; and m.) pending or future litigation. These and other risks and uncertainties as may be indicated in subsequent filings with the Securities and Exchange Commission, are incorporated herein by reference.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ending February 2, 2002. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2001.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  10.1 Employment Agreement, dated April 9, 2002, between ShopKo Stores, Inc. and Jeffrey C. Girard.

                  10.2 Letter Agreement, dated April 30, 2002, between ShopKo Stores, Inc. and William J. Podany.

         (b)      Reports on Form 8-K.

         The Company filed three Current Reports on Form 8-K with respect to the first quarter of fiscal 2002 as follows:

1) Form 8-K dated March 6, 2002, providing a press release announcing the addition of Martha A. McPhee to the Board of Directors.

2) Form 8-K dated March 27, 2002, providing a press release announcing the closing of a $50.0 million private placement mortgage financing along with the Loan Agreement executed in connection with such mortgage financing and the termination of five leases associated with closed stores that were controlled by the lender.

3) Form 8-K dated April 9, 2002, providing a press release announcing the resignation of William J. Podany as President, Chief Executive Officer, and Director and naming Jeffrey C. Girard as interim Chief Executive Officer and Vice Chairman, Finance and Administration.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHOPKO STORES, INC. (Registrant)


Date: June 14, 2002        By:    /s/ Brian W. Bender
                                  -----------------------------------------
                                  Brian W. Bender
                                  Senior Vice President, Chief Financial Officer
                                  (Duly Authorized Officer of Registrant)


Date: June 14, 2002        By:    /s/ Peter J. O'Donnell
                                  -----------------------------------------
                                  Peter J. O'Donnell
                                  Vice President and Controller
                                  (Chief Accounting Officer and Duly
                                  Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                              Sequential
Number                        Exhibit                               Page Number
------                        -------                               -----------
10.1     Employment Agreement, dated April 9, 2002 between             22-31
         ShopKo Stores, Inc. and Jeffrey C. Girard.

10.2     Letter Agreement, dated April 30, 2002, between
         ShopKo Stores, Inc. and William J. Podany.                    32-36