Form 10-Q
period 2002-08-03
SHOPKO STORES INC
filed 2002-09-17
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period (13 weeks) ended August 3, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------

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

Yes    X      No
    -------      --------

The number of shares outstanding of each of the issuer's classes of Common Stock as of August 31, 2002 is as follows:

     Title of Each Class                         Shares Outstanding
     -------------------                         ------------------

     Common Shares                               28,877,340

     Exhibit Index                               Page 1 of Page 27
     on Page 25

                               SHOPKO STORES, INC.

                                    FORM 10-Q

               FOR THE 13 WEEKS AND 26 WEEKS ENDED AUGUST 3, 2002

                                      INDEX


Part I   Item 1 - Financial Statements                                                          Page
                                                                                                ----
            Condensed Consolidated Statements of Operations for the                              3
            13 weeks ended August 3, 2002 and August 4, 2001

            Condensed Consolidated Statements of Operations for the                              4
            26 weeks ended August 3, 2002 and August 4, 2001

            Condensed Consolidated Balance Sheets as of August 3,                                5
            2002, August 4, 2001 and February 2, 2002

            Condensed Consolidated Statements of Cash Flows for the 26                           6
            weeks ended August 3, 2002 and August 4, 2001

            Condensed Consolidated Statement of Shareholders'                                    7
            Equity for the 26 weeks ended August 3, 2002

            Notes to Condensed Consolidated Financial Statements                                 8-11

         Item 2 - Management's Discussion and Analysis of Financial                              12-19
                  Condition and Results of Operation

         Item 3 - Quantitative and Qualitative Disclosure About Market Risk                      20

Part II  Item 4 - Submission of Matters to a Vote of Security Holders                            21

         Item 6 - Exhibits and Reports on Form 8-K                                               22

         Signatures                                                                              23

         Certifications                                                                          24


                         PART I - FINANCIAL INFORMATION


Item 1:             Financial Statements



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                                Second Quarter (13 Weeks) Ended
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                                      August 3,          August 4,
                                                                                        2002               2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)        (UNAUDITED)
Revenues:
   Net sales                                                                        $   783,369        $   791,181
   Licensed department rentals and other income                                           3,199              3,339
                                                                                    -----------        -----------
                                                                                        786,568            794,520
Costs and expenses:
   Cost of sales                                                                        583,902            606,236
   Selling, general and administrative expenses                                         157,233            143,574
   Depreciation and amortization expenses                                                20,707             23,234
                                                                                    -----------        -----------
                                                                                        761,842            773,044

Earnings from operations                                                                 24,726             21,476
Interest expense - net                                                                   12,784             17,153
                                                                                    -----------        -----------

Earnings from operations before
  income taxes                                                                           11,942              4,323
Provision for income taxes                                                                4,737              1,729
                                                                                    -----------        -----------

Net earnings                                                                        $     7,205        $     2,594
                                                                                    ===========        ===========

Net earnings per share of common stock:
   Basic:                                                                           $      0.25        $      0.09
                                                                                    ===========        ===========


   Diluted:                                                                         $      0.25        $      0.09
                                                                                    ===========        ===========

Weighted average number of common shares outstanding:
   Basic:                                                                                28,803             28,699

   Diluted:                                                                              29,320             28,808



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                                 Year to Date (26 Weeks) Ended
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                                       August 3,          August 4,
                                                                                         2002               2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)        (UNAUDITED)
Revenues:
   Net sales                                                                        $ 1,512,133        $ 1,573,005
   Licensed department rentals and other income                                           6,323              6,500
                                                                                    -----------        -----------
                                                                                      1,518,456          1,579,505
Costs and expenses:
   Cost of sales                                                                      1,127,741          1,213,040
   Selling, general and administrative expenses                                         310,514            286,929
   Depreciation and amortization expenses                                                41,609             46,842
                                                                                    -----------        -----------
                                                                                      1,479,864          1,546,811

Earnings from operations                                                                 38,592             32,694
Interest expense-net                                                                     25,870             35,113
                                                                                    -----------        -----------

Earnings (loss) from operations before
  income taxes                                                                           12,722             (2,419)
Provision (credit) for income taxes                                                       5,045               (969)
                                                                                    -----------        -----------


Earnings (loss) before accounting change                                                  7,677             (1,450)
                                                                                    -----------        -----------


Cumulative effect of accounting change                                                 (186,052)
                                                                                    -----------        -----------

Net earnings (loss)                                                                 $  (178,375)       $    (1,450)
                                                                                    ===========        ===========

Basic earnings (loss) per share of common stock:
    Earnings (loss) before cumulative effect of accounting change                   $      0.27        $     (0.05)
    Cumulative effect of accounting change                                          $     (6.47)
                                                                                    -----------        -----------
    Net earnings (loss)                                                             $     (6.20)       $     (0.05)
                                                                                    ===========        ===========

Diluted earnings (loss) per share of common stock:
    Earnings (loss) before cumulative effect of accounting change                   $      0.26        $     (0.05)
    Cumulative effect of accounting change                                                (6.36)
                                                                                    -----------        -----------
    Net earnings (loss)                                                             $     (6.10)       $     (0.05)
                                                                                    ===========        ===========

Weighted average number of common shares outstanding:
   Basic:                                                                                28,768             28,699

   Diluted:                                                                              29,265             28,699



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                            Second Quarter as of           Fiscal Year End
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                             (UNAUDITED)           (UNAUDITED)
                                                                             August 3,             August 4,      February 2,
ASSETS                                                                         2002                  2001            2002
----------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                                                $   35,869           $   60,159        $   30,169
  Receivables, less allowance for losses of
  $3,448, $2,715  and $3,220, respectively
                                                                               53,680               50,129            48,738
  Merchandise inventories                                                     611,192              669,285           613,911
  Other current assets                                                         23,373               36,383            15,840
                                                                           ----------           ----------        ----------
     Total current assets                                                     724,114              815,956           708,658

Other assets and deferred charges                                              10,974               14,150            11,185
Intangible assets - net                                                        22,715               29,498            22,119
Goodwill - net                                                                                     188,538           186,052

Property and equipment, net of accumulated
depreciation of $690,470, $614,486 and
$651,853; impairment reserve of $11,121, $14,951
and $13,344, respectively                                                     841,129              930,062           892,022
                                                                           ----------           ----------        ----------
    Total assets                                                           $1,598,932           $1,978,204        $1,820,036
                                                                           ==========           ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                                          $   30,853           $  210,000        $   47,808
  Accounts payable - trade                                                    281,683              273,863           255,630
  Accrued compensation and related taxes                                       42,142               37,133            45,145
  Deferred taxes and other accrued liabilities                                130,539              137,797           143,906
  Accrued income and other taxes                                               25,876               25,259            23,249
  Current portion of long-term obligations and leases                           7,621               82,043            79,942
                                                                           ----------           ----------        ----------
    Total current liabilities                                                 518,714              766,095           595,680

Long-term obligations and leases, less current portion                        532,744              509,355           505,467
Other long-term obligations                                                     4,370               23,409             6,199
Deferred income taxes                                                          29,811               19,000            22,642

Shareholders' equity:
  Common stock                                                                    308                  307               306
  Additional paid-in capital                                                  387,135              384,948           384,745
  Retained earnings                                                           166,100              315,340           345,247
  Less treasury stock                                                         (40,250)             (40,250)          (40,250)
                                                                           ----------           ----------        ----------
    Total shareholders' equity                                                513,293              660,345           690,048
                                                                           ----------           ----------        ----------
    Total liabilities and shareholders' equity                             $1,598,932           $1,978,204        $1,820,036
                                                                           ==========           ==========        ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                                     Year to Date (26 weeks) Ended
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                         August 3,            August 4,
                                                                                           2002                 2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                       (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
Earnings (loss) before accounting change                                                $   7,677            $  (1,450)
Adjustments to reconcile earnings (loss) before accounting change to net cash used in operating activities:
         Depreciation and amortization                                                     41,609               46,842
         Provision for losses on receivables                                                  176                  168
         Gain on sale of property and equipment                                              (769)                (900)
         Deferred income taxes                                                             10,789               21,626
         Change in assets and liabilities:
                 Receivables                                                               (5,118)               7,284
                 Merchandise inventories                                                    2,719               44,640
                 Other current assets                                                      (4,985)             (22,869)
                 Other assets and intangibles                                                 653                1,340
                 Accounts payable                                                          26,053               (4,312)
                 Accrued liabilities                                                        3,344              (14,640)
------------------------------------------------------------------------------------------------------------------------------

                Net Cash provided by operating activities                                  82,148               77,729
------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
         Payments for property and equipment                                              (10,451)              (5,557)
         Proceeds from the sale of property and equipment                                   9,240                6,919
------------------------------------------------------------------------------------------------------------------------------

         Net cash provided (used) by investing activities                                  (1,211)               1,362
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Net proceeds from debt borrowings                                                 37,471              310,000
         Net payments of debt and capital lease obligations                              (112,317)            (356,603)
         Debt issuance costs                                                               (1,380)              (7,663)
         Change in common stock from stock options                                            989
------------------------------------------------------------------------------------------------------------------------------

         Net cash (used in) financing activities                                          (75,237)             (54,266)
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        5,700               24,825
Cash and cash equivalents at beginning of period                                           30,169               35,334
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                              $  35,869            $  60,159
------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                                                  $      18            $      64
    Capital lease obligations terminated                                                $  11,000






See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                    (UNAUDITED)


                                           Common Stock                                 Treasury Stock               Total
                                           ------------       Additional                --------------               -----
                                                               Paid-in     Retained
                                         Shares    Amount      Capital     Earnings    Shares     Amount       Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT FEBRUARY 2, 2002             30,628    $   306   $  384,745   $ 345,247    (1,904)   $ (40,250)    28,724    $  690,048

Net loss                                                                   (178,375)                                       (178,375)

Issuance of restricted stock                 50          1          980        (981)                               50

Sales of common stock under option
plans                                       104          1          988                                           104           989

Income tax benefit related to stock
options                                                             422                                                         422

Restricted stock expense                                                        209                                             209

                                       ---------------------------------------------------------------------------------------------
BALANCES AT AUGUST 3, 2002               30,782    $   308    $ 387,135   $ 166,100    (1,904)   $ (40,250)    28,878     $ 513,293
                                       =============================================================================================




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

Recent Pronouncements:

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. During the quarter ended August 3, 2002, based on the analysis of an independent appraiser, the Company completed its assessment of the impairment of goodwill of the Pamida retail segment in accordance with the guidelines provided by SFAS No. 142. The fair value of the Pamida retail segment was determined by an independent appraiser based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined by an independent appraiser using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million related to the write down of all goodwill recorded on the Company's balance sheet. The Company has received a report from an independent appraiser containing an analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida retail segment. No impairment was recorded as a result of this assessment.

The results for periods prior to adoption of SFAS No. 142 have not been restated. The following table reflects consolidated results from operations (before the effect of accounting change) as if the adoption of SFAS No. 142 had occurred on February 4, 2001.



(In thousands, except per share data)                   Second Quarter (13 Weeks) Ended    Year to Date (26 Weeks) Ended
                                                        ----------------- ---------------- -------------- -----------------
                                                         August 3, 2002   August 4, 2001      August 3,     August 4, 2001
                                                                                                2002
                                                        ----------------- ---------------- -------------- -----------------
Earnings (loss) before accounting change:
   Reported earnings (loss) before accounting change             $  7,205         $ 2,594       $  7,677       $   (1,450)

   Goodwill and trademark amortization
      net of tax                                                                    1,277                           2,539
                                                        ----------------- ---------------- -------------- -----------------
   Proforma                                                      $  7,205         $ 3,871       $  7,677       $    1,089
                                                        ================= ================ ============== =================

Basic earnings (loss) per share before accounting change:
 Earnings (loss) before accounting change:
  As reported                                                    $   0.25         $  0.09       $   0.27        $   (0.05)
  Goodwill and trademark amortization
      net of tax                                                                     0.04                            0.09
                                                        ----------------- ---------------- -------------- -----------------
  Proforma                                                       $   0.25         $  0.13       $   0.27        $    0.04
                                                        ================= ================ ============== =================

Diluted earnings (loss) per share before accounting change:
 Earnings (loss) before accounting change:
   As reported                                                   $   0.25         $  0.09       $   0.26        $   (0.05)
  Goodwill and trademark amortization
      net of tax                                                                     0.04                            0.09
                                                        ----------------- ---------------- -------------- -----------------
  Proforma                                                       $   0.25         $  0.13       $   0.26        $    0.04
------------------------------------------------------- ================= ================ ============== =================


The following table categorizes intangible assets by major asset class as of February 2, 2002 and August 3, 2002:


----------------------------------------------------- ------------------------------------ -----------------------------------
(In thousands)                                                 February 2, 2002                      August 3, 2002
                                                      ------------------------------------ -----------------------------------
                                                      Gross                                Gross
                                                      Carrying         Accumulated         Carrying        Accumulated
                                                      Amount           Amortization        Amount          Amortization
                                                      ---------------- ------------------- --------------- -------------------

Goodwill (Pamida retail segment)                      $   198,696      $        (12,644)   $                 $
                                                      ================ =================== =============== ===================

Intangible assets with indefinite lives:
     Trademark                                        $     7,800      $           (506)   $       7,294     $
                                                      ================ =================== =============== ===================

Intangible assets with finite lives:
      Debt issuance costs                             $    11,403      $         (4,693)   $      12,782     $        (6,213)
      Customer lists and other*                            11,883                (3,768)          13,204              (4,352)
                                                      ---------------- ------------------- --------------- -------------------
                                                      $    23,286      $         (8,461)   $      25,986     $       (10,565)
----------------------------------------------------- ================ =================== =============== ===================


* Customer lists and other is principally composed of lists of prescription drug customers that the Company has acquired through our retail health operations.

Estimated fiscal year amortization expense is as follows: 2002 - $4.3 million; 2003 - $3.7 million; 2004 - $1.1 million; 2005 - $0.8 million; 2006 - $0.8 million.

Amortization expense for the quarter (13 weeks) and 26 weeks ended August 3, 2002 was $1.0 million and $2.0 million, respectively.

Real Estate Financing:

On March 27, 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25 year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The loan was used to retire lease liabilities associated with closed stores controlled by affiliates of the lender, to provide additional liquidity, and to add a layer of longer term debt to the Company's capital structure.

Restructuring Reserve:

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce. All stores and the distribution center were closed in the first quarter of fiscal 2001. The inventory and fixed asset writedown reserves were recorded in the fourth quarter of fiscal 2000. The Company utilized all of the employee severance reserve prior to fiscal 2002. For balance sheet reporting the remainder of the reserve for the lease termination, property carrying and other costs are reported in accrued expenses as a current liability at August 3, 2002. During the first half of fiscal 2002, seven leases were terminated. There are 11 remaining properties in the restructuring reserve, with a $10.6 million reserve for asset writedowns of owned properties and a $16.3 million reserve for lease terminations and property carrying costs which are primarily lease payments, taxes, and costs to maintain the properties. The Company continues to negotiate with landlords and market the closed stores. However, due to a soft retail real estate market, sales of owned stores and lease terminations have been slower than anticipated and could negatively impact the reserve such that additional charges may be required. If sales of owned stores and lease terminations do not proceed as originally expected, the reserve is not likely to be totally utilized by the end of the fiscal year. Following is an analysis of the change in cash payments in the restructuring reserve (in thousands) during the first half of fiscal 2002:



                                                     Balance as of      Cash          Other       Balance as of
                                                      Feb. 2, 2002    Payments     Adjustments    August 3, 2002
                                                      ------------    --------     -----------    --------------

Lease termination and property carrying costs            $  32,792   $  16,511                         $  16,281
Other costs                                                    228         116                               112


Business Segment Information:

The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines, and retail health services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2001 Annual Report on Form 10-K. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The ShopKo Retail net sales and total net sales include sales of the 23 ShopKo stores closed in the first quarter of fiscal 2001. Net sales of the ShopKo closed stores for the 26 weeks ended August 4, 2001 were $56.0 million.


                                          Second Quarter (13 Weeks) Ended                     Year to Date (26 Weeks) Ended
                                    ---------------------------------------------------   -------------------------------------
                                          August 3, 2002       August 4, 2001                 August 3, 2002     August 4, 2001

---------------------------------------------------------------------------------------------------------------------------------
Net sales
    ShopKo Retail                         $      583,283       $     577,144                  $   1,135,753       $    1,170,123
    Pamida Retail                                200,086             214,037                        376,380              402,882
---------------------------------------------------------------------------------------------------------------------------------
      Total net sales                     $      783,369       $     791,181                  $   1,512,133       $    1,573,005
      Total net sales excluding           $      783,369       $     791,181                  $   1,512,133       $    1,517,029
      ShopKo closed stores
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations
    ShopKo Retail                         $       28,634       $      24,738                  $      53,687       $       49,616
    Pamida Retail                                  3,708               1,855                            972               (6,567)
    Corporate                                     (7,616)             (5,117)                       (16,067)             (10,355)
---------------------------------------------------------------------------------------------------------------------------------
    Earnings (loss) from operations       $       24,726       $      21,476                  $      38,592       $       32,694
=================================================================================================================================


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first half of fiscal 2002 and fiscal 2001.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at August 3, 2002 and August 4, 2001 and the results of their operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the second quarter of fiscal 2002 and 2001 as a percentage of net sales:




                                                                                            Year to Date (26 Weeks)
                                                         Second Quarter        Year to Date             Fiscal 2001
                                                           (13 weeks)           (26 weeks)      ----------------------------
                                                      Fiscal       Fiscal         Fiscal            As         Excluding
                                                       2002          2001          2002          Reported    Closed Stores
                                                      ------       ------      --------------------------------------------

Revenues:
  Net sales                                            100.0  %     100.0  %       100.0   %        100.0   %     100.0   %
  Licensed department rentals and other income           0.4          0.4            0.4              0.4           0.4
                                                      -------      ------      ---------        ---------     ---------
                                                       100.4        100.4          100.4            100.4         100.4

  Cost of sales                                         74.5         76.6           74.6             77.1          76.3

  Gross margin                                          25.5         23.4           25.4             22.9          23.7

  Selling, general and administrative expenses          20.1         20.5           18.1             18.2          18.9

  Depreciation and amortization expenses                 2.6          2.9            2.8              3.0           3.1
                                                      -------     -------      ---------        ---------     ---------
                                                        22.7         21.1           23.3             21.2          22.0

Earnings from operations                                 3.2          2.7            2.6              2.1           2.1
Interest expense - net                                   1.6          2.2            1.7              2.3           2.3
                                                      -------     -------      ---------        ---------     ---------


Earnings (loss) before income taxes                      1.5          0.5            0.8             (0.2)         (0.2)
Provision (benefit) for income taxes                     0.6          0.2            0.3             (0.1)         (0.1)
                                                      -------     -------      ---------        ---------     ---------

Earnings (loss) before accounting change                 0.9  %       0.3  %         0.5   %         (0.1)  %      (0.1) %
                                                      -------     -------      ---------        ---------     ---------

Cumulative effect of accounting change                     -            -          (12.3)               -             -
                                                      -------     -------      ---------        ---------     ---------

Net earnings (loss)                                      0.9  %       0.3  %       (11.8)  %         (0.1)  %      (0.1) %
                                                      =======     =======      =========        =========      ========

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:



                                                   Second Quarter              Year to Date   Year to Date (26 Weeks)
                                                    (13 weeks)                 (26 Weeks)           Fiscal 2001
                                              ------------------------       ------------ ------------------------------
                                                Fiscal        Fiscal           Fiscal         As        Excluding
                                                 2002          2001             2002       Reported      Closed Stores
                                              --------------------------     -------------------------------------------

SHOPKO RETAIL SEGMENT
  Net sales                                        100.0  %       100.0  %        100.0 %      100.0  %     100.0 %
  Licensed department rentals and other
  income                                             0.5            0.5             0.5          0.5          0.5
                                              -----------   ------------     -----------  -----------   ----------
                                                   100.5          100.5           100.5        100.5        100.5

  Cost of sales                                     74.5           76.1            74.3         76.5         75.3

  Gross margin                                      25.5           23.9            25.7         23.5         24.7

  Selling, general and administrative
  expenses                                          18.5           17.2            18.8         17.0         17.8
  Depreciation and amortization expenses             2.6            2.9             2.7          2.8          3.0
                                              -----------   ------------     -----------  -----------   ----------
                                                    21.1           20.1            21.5         19.8         20.7

Earnings from operations                             4.9  %         4.3  %          4.7 %        4.2  %       4.5 %




                                                                                  Year to Date
                                                    Second Quarter                 (26 Weeks)
                                                                             ------------------------
                                                Fiscal        Fiscal           Fiscal       Fiscal
                                                 2002          2001             2002         2001
                                              --------------------------     ------------------------
PAMIDA RETAIL SEGMENT
  Net sales                                        100.0  %       100.0  %        100.0 %      100.0  %
  Licensed department rentals and other
  income                                             0.2            0.2             0.2          0.2
                                              -----------   ------------     -----------  -----------
                                                   100.2          100.2           100.2        100.2

  Cost of sales                                     74.8           78.0            75.5         78.9

  Gross margin                                      25.2           22.0            24.5         21.1

  Selling, general and administrative
  expenses                                          20.8           18.3            21.6         19.7
  Depreciation and amortization
  expenses                                           2.7            3.0             2.9          3.3
                                              -----------   ------------     -----------  -----------
                                                    23.6           21.3            24.5         22.9

Earnings (loss) from operations                      1.9  %         0.9  %          0.3 %       (1.6)  %


Net Sales:

The following table presents the Company's consolidated net sales for the second quarter and first half of fiscal 2002 and fiscal 2001:



                                                  SECOND QUARTER (13            % INCREASE/
                                                  ------------------            -----------
                                                         WEEKS)                 (DECREASE)
                                                         ------                 ----------
                                                  -----------------------------------------------
                                                   FISCAL      FISCAL
                                                    2002        2001       TOTAL           COMP**
                                                  -------      ------      -----           ------
                ShopKo Retail                      $ 583.3     $ 577.2      1.1%           1.1%
                Pamida Retail*                       200.1       214.0     (6.5)%         (5.2)%
                                                  -----------------------------------------------
                Consolidated                       $ 783.4     $ 791.2     (1.0)%         (0.6)%
                                                  ===============================================



                                                    YEAR TO DATE (26 WEEKS)           % INCREASE/
                                                    -----------------------           -----------
                                                                                      (DECREASE)
                                                                                      ----------
                                                   ----------------------------------------------------
                                                     FISCAL          FISCAL
                                                      2002            2001        TOTAL ***     COMP **
                                                   ---------       ---------      ---------     -------
                ShopKo Retail                      $ 1,135.7       $ 1,170.1      (2.9)%         1.9%
                Pamida Retail*                         376.4           402.9      (6.6)%        (5.3)%
                                                   ----------------------------------------------------
                Consolidated                       $ 1,512.1       $ 1,573.0      (3.9)%         0.0%
                                                   ====================================================



         * Changes in store sales are exclusive of layaway sales which are immaterial.

         ** Changes in comparable store sales are based upon those stores open for the entire preceding fiscal year.

         *** ShopKo division reflects sales from 23 locations closed in the first quarter of 2001 which were not replaced. Pamida division reflects sales from 5 locations closed which were not replaced.

The 1.1 percent increase in the ShopKo comparable store sales during the second quarter was a result of strong sales in retail health services and increased promotional sales, partially offset by substantially lower clearance activity. The 5.2 percent decrease in the Pamida comparable store sales reflected lower advertised sales partially offset by strong pharmacy sales. The Company believes the soft retail environment, unseasonable weather and increased competition in certain of our markets negatively affected sales. The Company expects a continuation of most of these trends for the rest of the fiscal year.

The 1.9 percent increase in the ShopKo comparable store sales during the first half of fiscal 2002 was a result of strong sales in retail health services and advertised sales, partially offset by decreased clearance sales. The 5.3 percent decrease in the Pamida comparable store sales during the first half of fiscal 2002 was a result of lower advertised sales partially offset by positive sales in retail health services.

The Company's store activity is summarized below:


                                                 26 Weeks Ended                        Year Ended
                                        August 3, 2002         August 4, 2001       February 2, 2002
                                        --------------         --------------       ----------------
SHOPKO STORES
Beginning number of stores                    141                    141*                    141
Openings                                        0                      0                       0
Closings                                        0                      0                       0
                                             ----                   ----                    ----
Ending number of stores                       141                    141                     141

PAMIDA STORES
Beginning number of stores                    225                    229                     229
Openings                                        0                      0                       0
Closings                                        1                      0                       4
                                             ----                   ----                    ----
Ending number of stores                       224                    229                     225



         * ShopKo store count reflects the 23 closings announced on January 31, 2001. The actual closings occurred in the first quarter of fiscal 2001.



Gross Margin:

Consolidated gross margin as a percent of net sales for the second quarter was
25.5 percent compared to 23.4 percent for the same period last year. Consolidated gross margin dollars increased 7.9 percent to $199.5 million for the same period. ShopKo's gross margin as a percent of net sales was 25.5 percent for the second quarter compared with 23.9 percent for the second quarter last year. ShopKo's gross margin dollars increased 8.0 percent to $148.9 million for the same period. The improvement was primarily attributable to the increased margins on advertised sales and better sell-through of advertised merchandise, reducing the need for clearance. Pamida's gross margin as a percent of net sales was 25.2 percent in the second quarter compared with 22.0 percent last year. Pamida's gross margin dollars increased 7.4 percent to $50.5 million for the same period. The improvement was primarily attributable to improvements in merchandise margin rates as well as lower costs of distribution and reduced shrink expense.

Consolidated gross margin as a percent of net sales for the first half of fiscal 2002 was 25.4 percent compared to 22.9 percent for the same period last year. Excluding closed stores, the gross margin was 23.7 percent for the same period last year. ShopKo's gross margin as a percent of net sales for the same period was 25.7 percent compared to 23.5 percent (24.7 percent excluding closed stores) for the same period last year. ShopKo's gross margin improvement was a result of better merchandise margin rates. Pamida's gross margin for the first half of fiscal 2002 was 24.5 percent compared to 21.1 percent for the same period last year. Pamida's gross margin improvement was a result of better merchandise margin rates and reduced distribution and shrink expense, partially offset by lower vendor allowances. The Company believes that better inventory management is benefiting gross margin in both divisions.

The Company uses the LIFO method for substantially all inventories. There was no LIFO charge or credit for the quarters ended August 3, 2002 and August 4, 2001. If the first-in, first-out (FIFO) method had been used, the Company's inventories would have been $2.9 million, $19.1 million, and $2.9 million higher at August 3, 2002, August 4, 2001 and February 2, 2002, respectively.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of net sales for the second quarter were 20.1 percent compared with 18.1 percent last year. ShopKo's selling, general and administrative expenses as a percent of net sales for the second quarter were 18.5 percent compared to 17.2 percent last year. Pamida's selling, general and administrative expenses for the second quarter were 20.8 percent of net sales compared to 18.3 percent for the second quarter last year. The increases at both divisions were primarily attributable to increases in costs related to employee incentive plans, insurance, and employee benefits. In addition, at Pamida, the increase as a percent of sales was also due to lack of sales leverage.

Consolidated selling, general and administrative expenses as a percent of net sales for the first half of fiscal 2002 were 20.5 percent compared with 18.2 percent last year (18.9 percent excluding ShopKo's closed stores). ShopKo's selling, general and administrative expenses as a percent of net sales for the first half of fiscal 2002 were 18.8 percent compared to 17.0 percent (17.8 percent excluding ShopKo's closed stores) for the same period last year. Pamida's selling, general and administrative expenses as a percent of net sales were 21.6 percent for the first half of fiscal 2002 compared to 19.7 percent last year. The increases at both divisions were primarily attributable to increases in costs related to employee incentive plans, insurance, and employee benefits, as well as one time expense obligations relating to employment contracts and severance agreements.


Depreciation and Amortization Expense:

Consolidated depreciation and amortization expenses as a percent of net sales for the second quarter was 2.6 percent compared to 2.9 percent last year. For the first half of fiscal 2002, depreciation and amortization expenses as a percent of net sales was 2.8 percent compared to 3.0 percent for the first half of fiscal 2001. The decreases for the second quarter and first half of fiscal 2002 are attributable to the Company no longer amortizing goodwill and to a significant reduction in 2001 assets placed in service compared to prior years.


Interest Expense - Net:

Interest expense for the second quarter decreased 25.5 percent to $12.8 million and decreased 26.3 percent to $25.9 million for the first half of the fiscal year when compared to same periods in the prior fiscal year. This decrease is primarily due to lower debt levels.


Income Taxes:

The Company had an effective tax rate for the second quarter and the first half of fiscal 2002 of 39.7 percent compared with 40.0 percent for the first quarter and first half of fiscal 2001.

Critical Accounting Policies and Estimates:

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

Management believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. Management periodically reevaluates these accounting policies and estimates in the preparation of our financial statements and makes adjustments when facts and circumstances dictate a change. We have identified certain critical accounting policies which are described below.

       Merchandise Inventory. Our merchandise inventory is carried at the lower of cost or market on a last-in, first-out (LIFO) basis. The valuation of inventories at cost requires certain management judgments and estimates, including among others, an assessment of any excess inventory levels, cost estimates, market value of merchandise inventory, and shrinkage rates. These assumptions can have a significant impact on current and future operating results and financial position.


        Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 Shopko retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pretax charge of $125.0 million, including $67.6 million related to inventory and property writedowns, $45.8 million related to lease termination and property carrying costs, and $11.6 million for employee separation and other costs. The decision to close the facilities was based on management's determination that the long term future economic cost of continuing to operate such facilities would be more costly than closing them. The inventory and fixed asset writedown reserves were recorded in the fourth quarter of fiscal 2000. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 12 properties remaining in the restructuring reserve at the beginning of the quarter, one was disposed of during the second quarter bringing to seven the number of properties disposed of during the first half of fiscal 2002.

The amount of the asset writedowns and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. At this time, the Company believes the reserves are adequate. However, due to a soft retail real estate market, sales of owned stores and lease terminations have been slower than anticipated and could negatively impact the reserve such that additional charges may be required. As a result, the Company continues to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

Liquidity and Capital Resources:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $82.1 million for the first half of fiscal 2002 compared to $77.7 million for the same period last year.

As of August 3, 2002, the Company had $267.7 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from August 2003 to March 2022, with $167.7 million principal amount of the Senior Unsecured Notes maturing between August 2003 and November 2004. Subject to certain limitations set forth in our Secured Credit Facility (described below), proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility. During the second quarter of fiscal 2002, the Company purchased $5 million in principal amount of the outstanding Senior Unsecured Notes due in 2004. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition to the Senior Unsecured Notes, the Company had $130.9 million of loans outstanding under its Secured Credit Facility at the end of the second quarter of fiscal 2002 compared to $310.0 million outstanding at the end of the second quarter of fiscal 2001.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of August 3, 2002 (in thousands):


------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Contractual Obligations                                               Less than                                        After
                                                         Total          1 year        2-3 years       4-5 years       5 years
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Long-Term Debt                                         $ 425,583        $ 2,130       $ 270,551        $ 4,180       $ 148,722
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Capital Lease Obligations (1)                            208,162         16,634          31,206         28,233         132,089
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Operating Leases (2)                                     166,066         17,372          30,624         26,186          91,884
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------
Total Contractual Cash Obligations                     $ 799,811        $36,136       $ 332,381       $ 58,599       $ 372,695
------------------------------------------------- --------------- -------------- --------------- -------------- ---------------

         (1) Capital lease obligations represent the total minimum future obligations inclusive of interest.

         (2) Operating leases are the aggregate future payments for operating leases as of August 3, 2002, excluding closed stores.

The Company has a $600.0 million senior secured revolving credit and term loan facility ("Secured Credit Facility"), which is secured by the Company's inventory and accounts receivable. The Secured Credit Facility provides for revolving credit borrowings of up to $500.0 million and a term loan of $100.0 million, both of which bear interest at the bank's base rate plus 0.0% to 0.5% or the Eurodollar rate plus a margin of 2.0% to 2.5% depending on borrowing availability under the facility and the Company's operating cash flow. The Secured Credit Facility terminates March 12, 2004 but the facility may be extended for an additional year at the Company's option subject to certain conditions. The Secured Credit Facility prohibits the payment of dividends and repurchases of common stock, limits new indebtedness and capital expenditures and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate to restrictions on cash management to default and acceleration of the debt. The indebtedness under the Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. During the second quarter of fiscal 2002 and after giving effect to the writedown of goodwill pursuant to SFAS No. 142, the Company was in compliance with all covenants in the Secured Credit Facility.

During the first quarter of fiscal 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25 year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The loan was used to retire five lease liabilities associated with closed stores controlled by affiliates of the lender, to provide additional liquidity, and to add a layer of longer term debt to the Company's capital structure.

The Company believes that the Secured Credit Facility, and expected cash from operations together with continued normal vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures. However, if the Company's operating results were to deteriorate significantly for any reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has a significant amount of debt obligations maturing in the period from August 2003 to November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company's results of operations and financial condition will be materially adversely affected.

The Company spent $7.6 million for the second quarter and $10.5 million for the first half of fiscal 2002 on capital expenditures compared to $5.6 million on capital expenditures for the first half of fiscal 2001. The Company's total capital expenditures for the fiscal year ending February 1, 2003 are anticipated to be approximately $35.0 - $40.0 million, which is within the restrictions on capital expenditures in the Secured Credit Facility. The expected expenditures relate primarily to general maintenance, store remodels (including merchandise initiatives), and pharmacy business expansion. This amount excludes any capital that may be utilized for acquisitions of businesses. However, the Company does not expect to pursue growth of its retail store business through new store construction or acquisitions in fiscal 2002. Such plans may be reviewed and revised from time to time in light of changing conditions.

In the second quarter the Board of Directors approved an $80 million capital expenditure budget for 2003, which will be primarily focused on store remodels (including new merchandising initiatives), general maintenance, pharmacy business expansion, and initial development for a 2004 new store opening program.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include: 1) the impact of recent accounting pronouncements as described in Part I hereof; and 2) the following which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations - most notably the highly seasonal nature of the business; g.) competition h.) long-term economic effects of the September 2001 terrorist attacks; i) general economic conditions and weather; j) smooth functioning of the distribution network; k.) labor conditions; l.) anti-takeover provisions; and m.) pending or future litigation. These and other risks and uncertainties as may be indicated in subsequent filings with the Securities and Exchange Commission, are incorporated herein by reference.

Item 3:           Quantitative and Qualitative Disclosures about Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2001.

                           PART II - OTHER INFORMATION



Item 4:           Submission of Matters to a Vote of Security Holders

(a)      The Company held its 2002 Annual Meeting of Shareholders on May 29,
         2002.

(b) Votes cast for the election of directors at the 2002 Annual Meeting were as follows:




         Martha A. McPhee:

              For                                27,119,344

              Withheld Authority                    137,495

         Gregory H. Wolf:

              For                                27,124,339

              Withheld Authority                    132,500



The terms of office as directors for Messrs. Eugster, Girard, Kramer, Turner, and Watson continued after the 2002 Annual Meeting of Shareholders.


(c) Votes cast to ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending February 1, 2003 were as follows:



              For                                27,026,962

              Against                               201,031

              Abstain                                28,846

              Broker Non-Vote                             0



Item 6:           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  99.1 Statement of Jeffrey C. Girard, Vice Chairman, Finance and Administration, Interim Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350

                  99.2 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350

         (b)      Reports on Form 8-K.

         The Company filed no Current Reports on Form 8-K with respect to the second quarter of fiscal 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SHOPKO STORES, INC. (Registrant)


Date:    September 17, 2002      By:  /s/ Jeffrey C. Girard
                                      ---------------------
                                      Jeffrey C. Girard
                                      Vice Chairman, Finance and Administration,
                                      Interim Chief Executive Officer
                                      (Duly Authorized Officer of Registrant)


Date:    September 17, 2002      By:  /s/ Brian W. Bender
                                      --------------------
                                      Brian W. Bender
                                      Senior Vice President, Chief Financial
                                      Officer
                                      (Principal Financial Officer and Duly
                                      Authorized Officer of Registrant)

                                 CERTIFICATIONS


I, Jeffrey C. Girard, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ShopKo Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 17, 2002
                                      /s/ Jeffrey C. Girard
                                      -----------------------------------------
                                      By:     Jeffrey C. Girard
                                      Title:  Vice Chairman, Finance and
                                              Administration, Interim Chief
                                              Executive Officer



I, Brian W. Bender, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ShopKo Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 17, 2002
                                      /s/ Brian W. Bender
                                      -----------------------------------------
                                      By:     Brian W. Bender
                                      Title:  Senior Vice President,
                                              Chief Financial Officer

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT




Exhibit                                                                                            Sequential
Number                              Exhibit                                                       Page Number
------                              -------                                                       -----------
99.1                       Statement of Jeffrey C. Girard, Vice Chairman,
                           Finance and Administration, Interim Chief Executive
                           Officer, pursuant to 18 U.S.C. ss. 1350                                    26


99.2                       Statement of Brian W. Bender, Senior Vice President,
                           Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350                    27