Form 10-Q
period 2002-11-02
SHOPKO STORES INC
filed 2002-12-17
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended November 2, 2002

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
                                                 Yes   X     No
                                                     -----      -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                 Yes   X     No
                                                     -----      -----

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 29, 2002 is as follows:

     Title of Each Class                         Shares Outstanding
     -------------------                         ------------------

     Common Shares                               28,927,340

     Exhibit Index
     on Page 26

                               SHOPKO STORES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS AND 39 WEEKS ENDED NOVEMBER 2, 2002

                                      INDEX


Part I   Item 1 - Financial Statements                                                Page
                                                                                      ----

                  Condensed Consolidated Statements of Operations for the               3
                  13 weeks ended November 2, 2002 and November 3, 2001

                  Condensed Consolidated Statements of Operations for the               4
                  39 weeks ended November 2, 2002 and November 3, 2001

                  Condensed Consolidated Balance Sheets as of November 2,               5
                  2002, November 3, 2001 and February 2, 2002

                  Condensed Consolidated Statements of Cash Flows for the 39            6
                  weeks ended November 2, 2002 and November 3, 2001

                  Condensed Consolidated Statement of Shareholders'                     7
                  Equity for the 39 weeks ended November 2, 2002

                  Notes to Condensed Consolidated Financial Statements               8-11

         Item 2 - Management's Discussion and Analysis of Financial                 12-20
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk           21

         Item 4 - Controls and Procedures                                              21

Part II  Item 5 - Other Information                                                    22

         Item 6 - Exhibits and Reports on Form 8-K                                     22

         Signatures                                                                    23

         Certifications                                                                24

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                        Third quarter (13 Weeks) Ended
------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                             November 2,      November 3,
                                                                 2002              2001
                                                             -----------      -----------
                                                             (UNAUDITED)      (UNAUDITED)
Revenues:
   Net sales                                                 $ 769,610        $ 797,540
   Licensed department rentals and other income                  3,351            3,368
                                                             ---------        ---------
                                                               772,961          800,908
Costs and expenses:
   Cost of sales                                               578,707          619,636
   Selling, general and administrative expenses                158,799          151,166
   Depreciation and amortization expenses                       20,667           22,582
                                                             ---------        ---------
                                                               758,173          793,384

Earnings from operations                                        14,788            7,524
Interest expense - net                                          13,334           16,221
                                                             ---------        ---------

Earnings (loss) from operations before
  income taxes                                                   1,454           (8,697)
Provision (credit) for income taxes                                577           (3,479)
                                                             ---------        ---------

Net earnings (loss)                                          $     877        $  (5,218)
                                                             =========        =========

Net earnings (loss) per share of common stock:
   Basic:                                                    $    0.03        $   (0.18)
                                                             =========        =========

   Diluted:                                                  $    0.03        $   (0.18)
                                                             =========        =========

Weighted average number of common shares outstanding:
   Basic:                                                       28,827           28,699

   Diluted:                                                     29,267           28,699


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                     Year to Date (39 weeks) Ended
---------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                         November 2,          November 3,
                                                                            2002                 2001
                                                                         -----------         -----------
                                                                         (UNAUDITED)         (UNAUDITED)
Revenues:
   Net sales                                                             $ 2,281,743         $ 2,370,545
   Licensed department rentals and other income                                9,674               9,868
                                                                         -----------         -----------
                                                                           2,291,417           2,380,413
Costs and expenses:
   Cost of sales                                                           1,706,448           1,832,676
   Selling, general and administrative expenses                              469,313             438,095
   Depreciation and amortization expenses                                     62,276              69,424
                                                                         -----------         -----------
                                                                           2,238,037           2,340,195

Earnings from operations                                                      53,380              40,218
Interest expense-net                                                          39,204              51,334
                                                                         -----------         -----------

Earnings (loss) from operations before
  income taxes                                                                14,176             (11,116)
Provision (credit) for income taxes                                            5,622              (4,448)
                                                                         -----------         -----------

Earnings (loss) before accounting change                                       8,554              (6,668)

Cumulative effect of accounting change                                      (186,052)
                                                                         -----------         -----------

Net earnings (loss)                                                      $  (177,498)        $    (6,668)
                                                                         ===========         ===========

Basic earnings (loss) per share of common stock:
    Earnings (loss) before cumulative effect of accounting change        $      0.30         $     (0.23)
    Cumulative effect of accounting change                                     (6.46)
                                                                         -----------         -----------
    Net earnings (loss)                                                  $     (6.17)        $     (0.23)
                                                                         ===========         ===========

Diluted earnings (loss) per share of common stock:
    Earnings (loss) before cumulative effect of accounting change        $      0.29         $     (0.23)
    Cumulative effect of accounting change                                     (6.36)
                                                                         -----------         -----------
    Net earnings (loss)                                                  $     (6.07)        $     (0.23)
                                                                         ===========         ===========

Weighted average number of common shares outstanding:
   Basic:                                                                     28,788              28,699

   Diluted:                                                                   29,265              28,699


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                          Third quarter as of          Fiscal Year End
-----------------------------------------------------------------------------------------------------------
(In thousands)                                             (UNAUDITED)      (UNAUDITED)
                                                           November 2,      November 3,      February 2,
ASSETS                                                        2002             2001             2002
                                                           -----------      -----------      -----------
Current assets:
  Cash and cash equivalents                                $    35,069      $    36,055      $    30,169
  Receivables, less allowance for losses of $3,637
  $2,839 and $3,220, respectively                               53,560           50,269           48,738
  Merchandise inventories                                      718,637          784,191          613,911
  Other current assets                                          15,915           50,547           15,840
                                                           -----------      -----------      -----------
     Total current assets                                      823,181          921,062          708,658

Other assets and deferred charges                               10,897           14,016           11,185
Intangible assets - net                                         22,157           26,966           22,119
Goodwill - net                                                                  187,294          186,052

Property and equipment, net of accumulated
depreciation of $710,603, $633,416 and
$651,853; impairment reserve of $10,983, $14,938
and $13,344, respectively                                      829,465          912,614          892,022
                                                           -----------      -----------      -----------
     Total assets                                          $ 1,685,700      $ 2,061,952      $ 1,820,036
                                                           ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                          $    79,511      $   230,000      $    47,808
  Accounts payable - trade                                     335,349          345,020          255,630
  Accrued compensation and related taxes                        34,809           33,905           45,145
  Deferred taxes and other accrued liabilities                 133,967          145,850          143,906
  Accrued income and other taxes                                27,778           27,062           23,249
  Current portion of long-term obligations and leases           96,910           82,182           79,942
                                                           -----------      -----------      -----------
    Total current liabilities                                  708,324          864,019          595,680

Long-term obligations and leases, less current portion         429,348          507,407          505,467
Other long-term obligations                                      3,365           12,733            6,199
Deferred income taxes                                           30,355           22,634           22,642

Shareholders' equity:
  Common stock                                                     308              307              306
  Additional paid-in capital                                   387,787          384,948          384,745
  Retained earnings                                            166,463          310,154          345,247
  Less treasury stock                                          (40,250)         (40,250)         (40,250)
                                                           -----------      -----------      -----------
     Total shareholders' equity                                514,308          655,159          690,048
                                                           -----------      -----------      -----------
     Total liabilities and shareholders' equity            $ 1,685,700      $ 2,061,952      $ 1,820,036
                                                           ===========      ===========      ===========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries                                          Year to Date (39 weeks) Ended
-----------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                November 2,    November 3,
                                                                                   2002            2001
                                                                             ------------      ------------
                                                                              (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
Earnings (loss) before accounting change                                     $      8,554      $     (6,668)
Adjustments to reconcile earnings (loss) before accounting change to net cash used in operating activities:
         Depreciation and amortization                                             62,276            69,424
         Provision for losses on receivables                                          258               276
         Gain on sale of property and equipment                                    (1,980)             (554)
         Deferred income taxes                                                      8,900            25,260
         Change in assets and liabilities:
                 Receivables                                                       (5,081)            7,036
                 Merchandise inventories                                         (104,726)          (70,266)
                 Other current assets                                               2,473           (37,055)
                 Other assets and intangibles                                         917             1,993
                 Accounts payable                                                  79,719            66,846
                 Accrued liabilities                                                3,781            (4,057)
                                                                             ------------      ------------
         Net cash provided by operating activities                                 55,091            52,235
                                                                             ------------      ------------

Cash flows from investing activities:
         Payments for property and equipment                                      (19,913)          (11,849)
         Proceeds from the sale of property and equipment                          11,413             7,558
                                                                             ------------      ------------
         Net cash used in investing activities                                     (8,500)           (4,291)
                                                                             ------------      ------------

Cash flows from financing activities:
         Net proceeds from debt borrowings                                         37,471           330,000
         Net payments of debt and capital lease obligations                       (78,771)         (369,560)
         Debt issuance costs                                                       (1,380)           (7,663)
         Change in common stock from stock options                                    989
                                                                             ------------      ------------

         Net cash used in financing activities                                    (41,691)          (47,223)
                                                                             ------------      ------------

Net increase  in cash and cash equivalents                                          4,900               721
Cash and cash equivalents at beginning of period                                   30,169            35,334
                                                                             ------------      ------------

Cash and cash equivalents at end of period                                   $     35,069      $     36,055
                                                                             ------------      ------------


Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                                       $         18      $         78
    Capital lease obligations terminated                                     $     11,000      $


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


---------------------------------------------------------------------------------------------------------------------------------
ShopKo Stores, Inc. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                   (UNAUDITED)


                                                                                     Treasury Stock              Total
                                  Common Stock       Additional                  ----------------------   -----------------------
                               ------------------     Paid-in       Retained
                                 Shares    Amount     Capital       Earnings       Shares      Amount      Shares       Amount
                               --------   -------   -----------   -----------    ---------   ----------   --------    -----------
BALANCES AT FEBRUARY 2, 2002     30,628   $  306    $   384,745   $   345,247      (1,904)   $ (40,250)     28,724    $   690,048

Net loss                                                             (177,498)                                           (177,498)

Issuance of
  restricted stock                  100        1          1,631        (1,632)                                 100

Sales of common stock
  under option plans                104        1            988                                                104            989

Income tax benefit
  related to stock
  options                                                   423                                                               423

Restricted stock
  expense                                                                 346                                                 346
                               --------   ------    -----------   -----------    ---------   ----------   --------    -----------
BALANCES AT
  NOVEMBER 2, 2002               30,832   $  308    $   387,787   $   166,463      (1,904)   $ (40,250)     28,928    $   514,308
                               ========   ======    -==========   ===========    =========   ==========   ========    ===========

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

Recent Pronouncements:

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. During the quarter ended August 4, 2002, based on the analysis of an independent appraiser, the Company completed its assessment of the impairment of goodwill of the Pamida retail segment in accordance with the guidelines provided by SFAS No. 142. The fair value of the Pamida retail segment was determined by the appraiser based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million related to the write down of all goodwill recorded on the Company's balance sheet. The Company has received a report from an independent appraiser containing an analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida retail segment. No impairment was recorded as a result of this assessment.

The results for periods prior to adoption of SFAS No. 142 have not been restated. The following table reflects consolidated results from operations (before the effect of accounting change) as if the adoption of SFAS No. 142 had occurred on February 4, 2001.



(In thousands, except per share data)                          Third quarter (13 Weeks)       Year to Date (39 weeks)
                                                                         Ended                         Ended
                                                              ---------------------------    ---------------------------
                                                                November 2,    November 3,     November 2,    November 3,
                                                                   2002            2001           2002           2001
                                                              ------------   ------------    ------------   ------------
Earnings (loss) before accounting change:
   Reported earnings (loss) before accounting change          $        877   $     (5,218)   $      8,554   $     (6,668)

   Goodwill and trademark amortization
      Net of tax                                                                    1,272                          3,811
                                                              ------------   ------------    ------------   ------------
   Proforma                                                   $        877   $     (3,946)   $      8,554   $     (2,857)
                                                              ============   ============    ============   ============

Basic earnings (loss) per share before accounting change:
 Earnings (loss) before accounting change:
  As reported                                                 $       0.03   $      (0.18)   $       0.30   $      (0.23)
  Goodwill and trademark amortization
      Net of tax                                                                     0.04                           0.13
                                                              ------------   ------------    ------------   ------------
  Proforma                                                    $       0.03   $      (0.14)   $       0.30   $      (0.10)
                                                              ============   ============    ============   ============

Diluted earnings (loss) per share before accounting change:
 Earnings (loss) before accounting change:
   As reported                                                $       0.03   $      (0.18)   $       0.29   $      (0.23)
  Goodwill and trademark amortization
      Net of tax                                                                     0.04                           0.13
                                                              ------------   ------------    ------------   ------------
  Proforma                                                    $       0.03   $      (0.14)   $       0.29   $      (0.10)
                                                              ============   ============    ============   ============


The following table categorizes intangible assets by major asset class as of February 2, 2002 and November 2, 2002:

(In thousands)                                     February 2, 2002              November 2, 2002
                                           ----------------------------    ----------------------------
                                               Gross                         Gross
                                             Carrying      Accumulated      Carrying       Accumulated
                                              Amount       Amortization      Amount        Amortization
                                           ------------    ------------    ------------    ------------

Goodwill (Pamida retail segment)           $    198,696    $    (12,644)   $               $
                                           ============    ============    ============    ============


Intangible assets with indefinite lives:
     Trademark                             $      7,800    $       (506)   $      7,294    $
                                           ============    ============    ============    ============
Intangible assets with finite lives:
      Debt issuance costs                  $     11,403    $     (4,693)   $     12,027    $     (6,217)
      Customer lists and other*                  11,883          (3,768)         13,692          (4,639)
                                           ------------    ------------    ------------    ------------

                                           $     23,286    $     (8,461)   $     25,719    $    (10,856)
                                           ============    ============    ============    ============


* Customer lists and other is principally composed of lists of prescription drug customers that the Company has acquired through its retail health operations.

Estimated fiscal year amortization expense will be as follows: 2002 - $4.2 million; 2003 - $3.7 million; 2004 - $1.1 million; 2005 - $0.9 million; 2006 -
$0.9 million.

Amortization expense for the quarter (13 weeks) and 39 weeks ended November 2, 2002 was $1.1 million and $3.1 million, respectively.

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

Restructuring Reserve:

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce. All stores and the distribution center were closed in the first quarter of fiscal 2001. The inventory and fixed asset writedown reserves were recorded in the fourth quarter of fiscal 2000. The Company utilized all of the employee severance reserve prior to fiscal 2002. For balance sheet reporting the remainder of the reserve for the lease termination, property carrying and other costs are reported in accrued expenses as a current liability at November 2, 2002. During the first three quarters of fiscal 2002, eight leases were terminated. There are 10 remaining properties in the restructuring reserve, with a $10.5 million reserve for asset writedowns of owned properties and a $15.2 million reserve for lease terminations and property carrying costs which are primarily lease payments, taxes, and costs to maintain the properties. The Company continues to negotiate with landlords and market the closed stores. However, due to a soft retail real estate market, sales of owned stores and lease terminations have been slower than anticipated and could negatively impact the reserve such that additional charges may be required. If sales of owned stores and lease terminations do not proceed as originally expected, the reserve will not be exhausted by the end of the fiscal year. Following is an analysis of the change in cash payments in the restructuring reserve (in thousands) during the first three quarters of fiscal 2002:


                                                Balance as of      Cash             Other         Balance as of
                                                Feb. 2, 2002      Payments      Adjustments       Nov. 2, 2002
                                                -------------   -------------   -------------    --------------
Lease termination and property carrying costs   $      32,792   $      17,631                    $      15,161

Other costs                                               228             113                              115

Business Segment Information:

The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines, and retail health services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2001 Annual Report on Form 10-K. The Company evaluates performance based on earnings from operations of the respective business segments.

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands). The ShopKo Retail net sales and total net sales include sales of the 23 ShopKo stores closed in the first quarter of fiscal 2001. Net sales of the ShopKo closed stores for the 39 weeks ended November 3, 2001 were $56.0 million.


                                         Third quarter (13 Weeks) Ended        Year to Date (39 weeks) Ended
                                        --------------------------------      --------------------------------
                                         November 2,        November 3,        November 2,        November 3,
                                             2002              2001               2002               2001
                                        -------------      -------------      -------------      -------------
Net sales
    ShopKo Retail                       $     584,099      $     599,665      $   1,719,852      $   1,769,788
    Pamida Retail                             185,511            197,875            561,891            600,757
                                        -------------      -------------      -------------      -------------

      Total net sales                   $     769,610      $     797,540      $   2,281,743      $   2,370,545
      Total net sales excluding
      ShopKo closed stores              $     769,610      $     797,540      $   2,281,743      $   2,314,569
                                        =============      =============      =============      =============
Earnings (loss) from operations
    ShopKo Retail                       $      23,234      $      21,221      $      76,921      $      70,837
    Pamida Retail                              (1,310)            (7,865)              (338)           (14,432)
    Corporate                                  (7,136)            (5,832)           (23,203)           (16,187)
                                        -------------      -------------      -------------      -------------
    Earnings (loss) from operations     $      14,788      $       7,524      $      53,380      $      40,218
                                        =============      =============      =============      =============


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first three quarters of fiscal 2002 and fiscal 2001.


Subsequent Event:

On December 10, 2002, the Company terminated the term loan portion of the Secured Credit Facility, reducing the overall commitment under the facility from $600 million to $500 million.

Statement of Registrant:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at November 2, 2002 and November 3, 2001 and the results of their operations and cash flows for the thirteen week and thirty-nine week periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the third quarter of fiscal 2002 and 2001 as a percentage of net sales:



                                                          Third quarter              Year to Date        Year to Date (39 weeks)
                                                           (13 weeks)                 (39 weeks)              Fiscal 2001
                                                   -------------------------         ------------      ---------------------------
                                                    Fiscal           Fiscal            Fiscal             As          Excluding
                                                     2002             2001              2002           Reported     Closed Stores
                                                   --------         --------          --------         ---------    --------------
Revenues:
  Net sales                                           100.0%           100.0%            100.0%            100.0%            100.0%
  Licensed department rentals and other income          0.4              0.4               0.4               0.4               0.4
                                                   --------         --------          --------          --------          --------
                                                      100.4            100.4             100.4             100.4             100.4

  Cost of sales                                        75.2             77.7              74.8              77.3              76.8

  Gross margin                                         24.8             22.3              25.2              22.7              23.2

  Selling, general and administrative expenses         20.6             19.0              20.6              18.5              18.9


  Depreciation and amortization expenses                2.7              2.8               2.7               2.9               3.0

                                                   --------         --------          --------          --------          --------
                                                       23.3             21.8              23.3              21.4              21.9

Earnings from operations                                1.9              0.9               2.3               1.7               1.7
Interest expense - net                                  1.7              2.0               1.7               2.2               2.2
                                                   --------         --------          --------          --------          --------


Earnings (loss) before income taxes                     0.2             (1.1)              0.6              (0.5)             (0.5)
Provision (benefit) for income taxes                    0.1             (0.4)              0.2              (0.2)             (0.2)
                                                   --------         --------          --------          --------          --------

Earnings (loss) before accounting change                0.1             (0.7)              0.4              (0.3)             (0.3)
                                                   --------         --------          --------          --------          --------

Cumulative effect of accounting change                   --               --              (8.2)               --                --
                                                   --------         --------          --------          --------          --------
Net earnings (loss)                                     0.1%            (0.7)%            (7.8)%            (0.3)%            (0.3)%
                                                   ========         ========          ========          ========          ========

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:


                                                     Third quarter          Year to Date          Year to Date (39
                                                       (13 weeks)            (39 weeks)          weeks) Fiscal 2001
                                                -----------------------     ------------      --------------------------
                                                Fiscal         Fiscal           Fiscal           As          Excluding
                                                 2002           2001             2002         Reported     Closed Stores
                                                ------         --------     ------------      ---------    -------------
SHOPKO RETAIL SEGMENT
  Net sales                                     100.0 %         100.0 %         100.0 %         100.0 %         100.0 %
  Licensed department rentals
    and other income                              0.5             0.5             0.5             0.5             0.5
                                                -----           -----           -----           -----           -----
                                                100.5           100.5           100.5           100.5           100.5

  Cost of sales                                  75.4            77.0            74.7            76.7            75.9

  Gross margin                                   24.6            23.0            25.3            23.3            24.1

  Selling, general and administrative
    expenses                                     18.6            17.4            18.8            17.1            17.6
  Depreciation and amortization
    expenses                                      2.5             2.6             2.6             2.8             2.8
                                                -----           -----           -----           -----           -----
                                                 21.2            20.0            21.4            19.8            20.5

Earnings from operations                          4.0 %           3.5 %           4.5 %           4.0 %           4.1 %
                                                =====           =====           =====           =====           =====



                                                       Third quarter                   Year to Date
                                                        (13 weeks)                      (39 weeks)
                                                 ------------------------         -----------------------
                                                 Fiscal           Fiscal           Fiscal         Fiscal
                                                  2002             2001             2002           2001
                                                 ------          --------         -------         -------
PAMIDA RETAIL SEGMENT
  Net sales                                       100.0 %         100.0 %         100.0 %         100.0 %
  Licensed department rentals
    and other income                                0.2             0.3             0.2             0.2
                                                  -----           -----           -----           -----
                                                  100.2           100.3           100.2           100.2

 Cost of sales                                     74.6            79.9            75.2            79.2

  Gross margin                                     25.4            20.1            24.8            20.8

  Selling, general and
    administrative expenses                        23.1            20.9            22.1            20.1

  Depreciation and
    amortization expenses                           3.1             3.4             3.0             3.3
                                                  -----           -----           -----           -----
                                                   26.3            24.3            25.1            23.4
Earnings (loss) from
  operations                                       (0.7) %         (4.0) %         (0.1) %         (2.4) %
                                                  =====           =====           =====           =====

Net Sales:

The following table presents the Company's consolidated net sales for the third quarter and first three quarters of fiscal 2002 and fiscal 2001:


                                        THIRD QUARTER                    % INCREASE/
                                         (13 WEEKS)                       (DECREASE)
                                  ------------------------        ---------------------------
                                   FISCAL          FISCAL
                                    2002            2001            TOTAL            COMP**
                                  --------        --------        --------          --------
ShopKo Retail                     $  584.1        $  599.7            (2.6)%            (2.6)%
Pamida Retail*                       185.5           197.8            (6.2)%            (4.9)%
                                  --------        --------        --------          --------
Consolidated                      $  769.6        $  797.5            (3.5)%            (3.2)%
                                  ========        ========        ========          ========



                                    YEAR TO DATE                     % INCREASE/
                                     (39 WEEKS)                       (DECREASE)
                              ------------------------        --------------------------
                               FISCAL          FISCAL
                                2002            2001          TOTAL***          COMP**
                              --------        --------        --------          --------
ShopKo Retail                 $1,719.8        $1,769.8            (2.8)%             0.4%
Pamida Retail*                   561.9           600.7            (6.5)%            (5.2)%
                              --------        --------        --------          --------
Consolidated                  $2,281.7        $2,370.5            (3.7)%            (1.1)%
                              ========        ========        ========          ========


   * Changes in store sales are exclusive of layaway sales which are immaterial.

  ** Changes in comparable store sales are based upon those stores open for the entire preceding fiscal year.

 *** ShopKo division reflects sales from 23 locations closed in the first quarter of 2001 which were not replaced. Pamida division reflects sales from six closed locations which were not replaced.

The 2.6 percent decrease in ShopKo comparable store sales during the third quarter was primarily the result of decreased general merchandise sales and adjustments to the advertising calendar, partially offset by strong sales in retail health services. The 4.9 percent decrease in Pamida comparable store sales reflected lower general merchandise sales, partially offset by strong pharmacy sales. The Company believes the soft retail environment, a decline in consumer confidence and increased competition in certain of its markets negatively affected sales. The Company expects a continuation of most of these trends for the rest of the fiscal year.

The 0.4 percent increase in ShopKo comparable store sales during the first three quarters of fiscal 2002 was a result of strong sales in retail health services, partially offset by decreased general merchandise sales. The 5.2 percent decrease in Pamida comparable store sales during the first three quarters of fiscal 2002 was a result of lower general merchandise sales, partially offset by strong pharmacy sales.

The Company's store activity is summarized below:


                                            39 Weeks Ended                        Year Ended
                                   --------------------------------------       ----------------
                                   November 2, 2002      November 3, 2001       February 2, 2002
                                   ----------------      ----------------       ----------------
SHOPKO STORES
Beginning number of stores                141                     141*                  141
Openings                                    0                       0                     0
Closings                                    0                       0                     0
                                        -----                   -----                 -----
Ending number of stores                   141                     141                   141

PAMIDA STORES
Beginning number of stores                225                     229                   229
Openings                                    0                       0                     0
Closings                                    2                       0                     4
                                        -----                   -----                 -----
Ending number of stores                   223                     229                   225


   * ShopKo store count reflects the 23 closings announced on January 31, 2001. The actual closings occurred in the first quarter of fiscal 2001.


Gross Margin:

Consolidated gross margin as a percent of net sales for the third quarter was
24.8 percent compared with 22.3 percent for the same period last year. Consolidated gross margin dollars increased 7.3 percent to $190.9 million for the same period. ShopKo's gross margin as a percent of net sales was 24.6 percent for the third quarter compared with 23.0 percent for the third quarter last year. ShopKo's gross margin dollars increased 4.1 percent to $143.8 million for the same period. The improvement was a result of better merchandise margin rates. Pamida's gross margin as a percent of net sales was 25.4 percent in the third quarter compared with 20.1 percent last year. Pamida's gross margin dollars increased 18.5 percent to $47.1 million for the same period. The improvement was primarily attributable to reduced shrink expense and improvements in merchandise margin rates.

Consolidated gross margin as a percent of net sales for the first three quarters of fiscal 2002 was 25.2 percent compared with 22.7 percent for the same period last year. Excluding closed stores, the gross margin was 23.2 percent for the same period last year. ShopKo's gross margin as a percent of net sales for the same period was 25.3 percent compared with 23.3 percent (24.1 percent excluding closed stores) for the same period last year. ShopKo's gross margin improvement was a result of better merchandise margin rates. Pamida's gross margin for the first three quarters of fiscal 2002 was 24.8 percent compared with 20.8 percent for the same period last year. Pamida's gross margin improvement was a result of reduced shrink expense, better merchandise margin rates and reduced distribution expense, partially offset by lower vendor allowances. The Company believes that better inventory management is benefiting gross margin in both divisions.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended November 2, 2002 and November 3, 2001. If the first-in, first-out (FIFO) method had been used, the Company's inventories would have been $2.9 million, $19.1 million, and $2.9 million higher at November 2, 2002, November 3, 2001 and February 2, 2002, respectively.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses as a percent of net sales for the third quarter were 20.6 percent compared with 19.0 percent last year. ShopKo's selling, general and administrative expenses as a percent of net sales for the third quarter were 18.6 percent compared with 17.4 percent last year. Pamida's selling, general and administrative expenses for the third quarter were 23.1 percent of net sales compared with 20.9 percent for the third quarter last year. The increases at both divisions were primarily attributable to increases in costs related to employee incentive plans and insurance. In addition, at Pamida, the increase in expense as a percent of sales was also due to lack of sales leverage.

Consolidated selling, general and administrative expenses as a percent of net sales for the first three quarters of fiscal 2002 were 20.6 percent compared with 18.5 percent last year (18.9 percent excluding ShopKo's closed stores). ShopKo's selling, general and administrative expenses as a percent of net sales for the first three quarters of fiscal 2002 were 18.8 percent compared with 17.1 percent (17.6 percent excluding ShopKo's closed stores) for the same period last year. Pamida's selling, general and administrative expenses as a percent of net sales were 22.1 percent for the first three quarters of fiscal 2002 compared with 20.1 percent last year. The increases at both divisions were primarily attributable to increases in costs related to employee incentive plans and insurance, and one time expense obligations relating to employment contracts and severance agreements.


Depreciation and Amortization Expense:

Consolidated depreciation and amortization expenses as a percent of net sales for the third quarter were 2.7 percent compared with 2.8 percent last year. For the first three quarters of fiscal 2002, depreciation and amortization expenses as a percent of net sales were 2.7 percent compared with 2.9 percent for the first three quarters of fiscal 2001. The decreases for the third quarter and first three quarters of fiscal 2002 were attributable to the Company no longer amortizing goodwill and to a significant reduction of assets placed in service during 2001 compared with prior years.


Interest Expense - Net:

Interest expense for the third quarter decreased 17.8 percent to $13.3 million and decreased 23.6 percent to $39.2 million for the first three quarters of the fiscal year when compared with the same periods in the prior fiscal year. These decreases were primarily due to lower debt levels.


Income Taxes:

The Company's effective tax rate for the third quarter and the first three quarters of fiscal 2002 was 39.7 percent compared with 40.0 percent for the third quarter and first three quarters of fiscal 2001.

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

    Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pretax charge of $125.0 million, including $67.6 million related to inventory and property writedowns, $45.8 million related to lease termination and property carrying costs, and $11.6 million for employee separation and other costs. The decision to close the facilities was based on management's determination that the long term future economic cost of continuing to operate such facilities would be more costly than closing them. The inventory and fixed asset writedown reserves were recorded in the fourth quarter of fiscal 2000. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 11 properties remaining in the restructuring reserve at the beginning of the quarter, one was disposed of during the third quarter bringing to eight the number of properties disposed of during the first three quarters of fiscal 2002.

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


Liquidity and Capital Resources:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $55.1 million for the first three quarters of fiscal 2002 compared with $52.2 million for the same period last year.

As of November 2, 2002, the Company had $256.0 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from August 2003 to March 2022, with $156.0 million principal amount of the Senior Unsecured Notes maturing between August 2003 and November 2004. Subject to certain limitations set forth in our Secured Credit Facility (described below), proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility. During the third quarter of fiscal 2002, the Company purchased a combined total of $11.7 million in principal amount of the outstanding Senior Unsecured Notes, $10.8 million due in 2003 and $0.9 million due in 2004. Through the first three quarters of fiscal 2002, the Company has purchased $16.7 million in principal amount of the outstanding Senior Unsecured Notes, $10.8 million due in 2003 and $5.9 million due in 2004. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition to the Senior Unsecured Notes, the Company had $179.5 million of loans outstanding under its Secured Credit Facility at the end of the third quarter of fiscal 2002 compared with $330.0 million outstanding at the end of the third quarter of fiscal 2001.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of November 2, 2002 (in thousands):



Contractual Obligations                                  Less than 1                                        After
                                            Total           year          2-3 years       4-5 years        5 years
                                          --------        --------        --------        --------        --------
Long-Term Debt                            $413,353        $ 91,264        $169,402        $  4,050        $148,637
Capital Lease Obligations(1)               204,042          16,484          31,075          27,788         128,695
Operating Leases(2)                        162,682          17,719          30,298          26,042          88,622
                                          --------        --------        --------        --------        --------
Total Contractual Cash Obligations        $780,078        $125,467        $230,776        $ 57,879        $365,955
                                          ========        ========        ========        ========        ========

  (1) Capital lease obligations represent the total minimum future obligations inclusive of interest.

  (2) Operating leases are the aggregate future payments for operating leases as of November 2, 2002, excluding closed stores.

The Company has a $600.0 million senior secured revolving credit and term loan facility ("Secured Credit Facility"), which is secured by the Company's inventory and accounts receivable. The Secured Credit Facility provides for revolving credit borrowings of up to $500.0 million and a term loan of $100.0 million, both of which bear interest at the bank's base rate plus a margin of 0.0% to 0.5% or the Eurodollar rate plus a margin of 2.0% to 2.5%, depending on borrowing availability under the facility and the Company's operating cash flow. The Secured Credit Facility terminates March 12, 2004, but the facility may be extended for an additional year at the Company's option subject to certain conditions. The Secured Credit Facility prohibits the payment of dividends, limits new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate to restrictions on cash management to default and acceleration of the debt. The indebtedness under the Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of November 2, 2002 and for the third quarter of fiscal 2002 and giving effect to the writedown of goodwill pursuant to SFAS No. 142, the Company was in compliance with all covenants in the Secured Credit Facility.

On December 10, 2002, the Company terminated the term loan portion of the Secured Credit Facility, reducing the overall commitment under the facility from $600 million to $500 million.

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

The Company spent $9.4 million in the third quarter and $19.9 million in the first three quarters of fiscal 2002 on capital expenditures compared with $11.8 million in the first three quarters of fiscal 2001. The Company's total capital expenditures for the fiscal year ending February 1, 2003 are anticipated to be approximately $35.0 to $40.0 million, which is within the restrictions on capital expenditures in the Secured Credit Facility. The expected expenditures relate primarily to general maintenance, store remodels (including merchandising initiatives), and pharmacy business expansion. This amount excludes any capital that may be utilized for acquisitions of businesses. However, the Company does not expect to pursue growth of its retail store business through new store construction or acquisitions in fiscal 2002. Such plans may be reviewed and revised from time to time in light of changing conditions.

In the second quarter the Board of Directors approved an $80 million capital expenditure budget for fiscal 2003, which will be primarily focused on store remodels (including new merchandising initiatives), general maintenance, pharmacy business expansion, and initial development for a 2004 new store opening program.

Inflation:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

Forward-Looking Statements:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. Such statements are subject to important factors which could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include: 1) the impact of recent accounting pronouncements as described in Item I hereof; and 2) the following which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations - most notably the highly seasonal nature of the business; g.) competition; h.) long-term economic effects of the September 2001 terrorist attacks; i.) general economic conditions and weather; j.) smooth functioning of the distribution network; k.) labor conditions; l.) anti-takeover provisions; and m.) pending or future litigation. These and other risks and uncertainties, as may be indicated in subsequent filings with the Securities and Exchange Commission, are incorporated herein by reference.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

For information as to the Company's Quantitative and Qualitative Disclosures about Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2001.


Item 4:  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC (the "Exchange Act"). Within the 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company as required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 5:      Other Information

During the third quarter, the Audit Committee of the Board of Directors of the Company approved the following audit and non-audit services performed or to be performed for us by our independent accountants, Deloitte & Touche LLP: (1) accounting and audit-related services, including auditing our 2002 financial statements to be included in our Annual Report on Form 10-K and reviewing our quarterly financial statements to be included in our Quarterly Reports on Form 10-Q, (2) tax consulting and tax compliance services and (3) other audit and compliance services related to employee benefit plans.


Item 6:      Exhibits and Reports on Form 8-K

       (a)   Exhibits.

                  10.1 2002 Amendment and Restatement of the ShopKo Stores, Inc. Senior Officers Deferred Compensation Plan, originally effective February 1, 1992, amended and restated effective August 21, 2002.

                  10.2 2002 Amendment and Restatement of the ShopKo Stores, Inc. Directors Deferred Compensation Plan, originally effective February 1, 1992, amended and restated effective August 21, 2002.

                  10.3 Employment Agreement, dated October 28, 2002 between ShopKo Stores, Inc. and Sam K. Duncan.

                  99.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350

                  99.2 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350

       (b)   Reports on Form 8-K.

       The Company filed two Current Reports on Form 8-K during the third quarter of fiscal 2002 as follows:

             1) Form 8-K dated September 17, 2002, relating to the Certification of the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 pursuant to the SEC's Order issued June 27, 2002.

             2) Form 8-K dated October 29, 2002, providing a press release announcing the naming of Sam K. Duncan as Chief Executive Officer and President.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHOPKO STORES, INC. (Registrant)


Date:  December 17, 2002         By: /s/ Sam K. Duncan
                                     ------------------------------------
                                 Sam K. Duncan
                                 Chief Executive Officer, President
                                 (Duly Authorized Officer of Registrant)


Date:  December 17, 2002         By: /s/ Brian W. Bender
                                     ------------------------------------
                                 Brian W. Bender
                                 Senior Vice President, Chief Financial Officer
                                 (Principal Financial Officer and Duly
                                 Authorized Officer of Registrant)

                                 CERTIFICATIONS


I, Sam K. Duncan, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 17, 2002
                                              /s/ Sam K. Duncan
                                             --------------------------
                                      By:    Sam K. Duncan
                                      Title: Chief Executive Officer, President

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 17, 2002

                                            /s/ Brian W. Bender
                                           -----------------------------
                                    By:    Brian W. Bender
                                    Title: Senior Vice President, Chief
                                           Financial Officer

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit                                                                           Sequential
Number                            Exhibit                                         Page Number
------                            -------                                         -----------
10.1              2002 Amendment and Restatement of the ShopKo Stores, Inc.
                  Senior Officers Deferred Compensation Plan, originally
                  effective February 1, 1992, amended and restated effective
                  August 21, 2002.

10.2              2002 Amendment and Restatement of the ShopKo Stores, Inc.
                  Directors Deferred Compensation Plan, originally effective
                  February 1, 1992, amended and restated effective August 21,
                  2002.

10.3              Employment Agreement, dated October 28, 2002 between ShopKo
                  Stores, Inc. and Sam K. Duncan.

99.1              Statement of Sam K. Duncan, Chief Executive Officer,
                  President, pursuant to 18 U.S.C. ss. 1350

99.2              Statement of Brian W. Bender, Senior Vice President, Chief
                  Financial Officer, pursuant to 18 U.S.C. ss. 1350