Form 10-K
period 2003-02-01
SHOPKO STORES INC
filed 2003-04-11
CIK 878314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year (52 weeks) ended February 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-10876

SHOPKO STORES, INC.

(Exact name of registrant as specified in its Charter)

Wisconsin	41-0985054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Pilgrim Way, Green Bay, Wisconsin	54304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (920) 429-2211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Series B Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 3, 2002 was approximately $434,631,987 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

Number of shares of $0.01 par value Common Stock outstanding as of March 28, 2003: 29,090,531.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2003.

PART I

Item 1.    Business

General

ShopKo Stores, Inc. (“ShopKo” or the “Company”), a Wisconsin corporation, was incorporated in 1961 and in 1971 became a wholly owned subsidiary of Supervalu Inc. (“Supervalu”). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering. The Company’s principal executive offices are located at 700 Pilgrim Way, Green Bay, Wisconsin 54304, and its telephone number is (920) 429-2211. The Company’s internet website can be found at www.shopko.com. ShopKo’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available on this website as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission. In addition, the Company makes information about quarterly webcasts and recent press releases available on its website.

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The ShopKo Retail segment consists of a multi-department retailer operating under the “ShopKo” name, located primarily in mid-size and larger communities. The ShopKo retail stores are committed to offering quality merchandise, services and value to meet customers’ needs for home, family basics, casual apparel and seasonal products along with a special emphasis on retail health, operating in-store pharmacies and optical centers. As of February 1, 2003, the Company had 141 ShopKo retail stores operating in 15 Midwest, Pacific Northwest and Western Mountain states. The Pamida Retail segment is a general merchandise retailer serving smaller and more rural communities, offering a convenient, one-stop shopping format. As of February 1, 2003, the Company had 223 Pamida retail stores operating in 16 Midwest, North Central and Rocky Mountain states. Financial information about these segments is included in Note J of the Notes to Consolidated Financial Statements for fiscal year 2002.

ShopKo Retail

Merchandising Philosophy—ShopKo Retail

ShopKo Retail is committed to offering quality merchandise, services and value to meet customers’ requirements for health, home, family basics, casual apparel and seasonal needs in its stores with speed, friendliness and simplicity. ShopKo Retail strives to differentiate itself from its competition by meeting customer needs more quickly and conveniently, and by anticipating the needs of its customers’ changing lifestyles.

ShopKo’s strategy is to focus on selected merchandise categories tied to its customers’ changing lifestyle needs.

ShopKo aims to deliver a superior customer experience in its retail stores by:

•	being a merchant-driven organization, responding to the wants and needs of its customers,

•	exceeding customers’ expectations in terms of merchandise assortment, service and value,

•	ensuring that merchandise, particularly advertised merchandise, is available for purchase, and

•	providing simplicity, speed and friendliness in the shopping experience.

ShopKo provides quality trend-correct, casual lifestyle merchandise at compelling prices in an attractive, customer-friendly shopping environment.

Merchandising and Services—ShopKo Retail

The ShopKo Retail store net sales mix for the last three fiscal years was:

	2002	2001	2000
Hardlines	53%	55%	57%
Softlines	20%	21%	21%
Retail Health	27%	24%	22%

ShopKo Retail stores carry a wide assortment of trend-correct branded and private label softline goods, including:

•	women’s, men’s and children’s apparel,

•	shoes,

•	jewelry,

•	cosmetics, and

•	accessories.

ShopKo also carries a wide assortment of seasonal and everyday basic categories of hardline goods such as:

• housewares,	• music/videos,

• home textiles,	• toys,

• household supplies,	• sporting goods,

• health and beauty aids,	• greeting cards and gift wrap,

• home entertainment products,	• candy,

• small appliances,	• snack foods, and

• furniture,	• lawn and garden.

ShopKo carries a broad assortment of merchandise to provide customers with a convenient one-stop shopping source for everyday items. ShopKo’s accommodating customer service policies provide customers with a pleasant shopping experience.

ShopKo continually seeks to offer leading national brand names in its merchandise lines. It concentrates on brands that have wide customer acceptance and provide quality and value. In addition, ShopKo seeks to maintain the appropriate mix of private label goods through its well-developed private label programs. ShopKo’s in-house quality assurance and technical design team analyzes and develops the quality of its fashion offerings. This allows ShopKo to deliver a better and more consistent product, with greater control and efficiency.

The Company also provides retail health services in most of its ShopKo stores. Of the Company’s 141 stores as of February 1, 2003, 140 include retail pharmacies and optical centers. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company’s overall profitability and provide the opportunity for additional growth. ShopKo’s pharmacies filled over 12.7 million prescriptions in fiscal 2002, compared to 12.2 million prescriptions in fiscal 2001. ShopKo’s optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company’s centralized optical laboratory and in approximately 91 in-store finishing labs. In fiscal 2002, ShopKo dispensed over 683,000 eyewear prescriptions, compared to 679,000 eyewear prescriptions in fiscal 2001. The in-store finishing labs typically service other ShopKo stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

Marketing and Advertising—ShopKo Retail

ShopKo markets its general merchandise and retail pharmacy and optical services by using weekly newspaper circulars, which enables ShopKo to reach a broad-based group of customers consisting largely of middle-income families. These full-color circulars average 20 pages and feature values in all of the departments in ShopKo’s stores and have a circulation of 4.4 million. ShopKo uses direct mail advertisements selectively during key promotional periods. These direct mail advertisements average 56 pages and have a circulation of 5.8 million. All printed advertising materials are designed by the Company’s in-house design team and photographed in the Company’s own photography studios. In addition to the newspaper circulars and direct mail advertisements, ShopKo uses television and radio advertising as secondary media to support key events.

In general, ShopKo uses its frequent advertising of a large group of high demand items to reinforce its competitive value image and to generate store traffic, rather than attempting to meet the lowest available price on every item.

ShopKo Retail Store Layout and Design

ShopKo stores are designed for simplicity, speed and ease of the shopping experience. The stores emphasize ShopKo’s customers’ lifestyles and brand awareness. The stores feature competitive assortments of softlines, home and hardlines products as well as pharmacy and optical centers. The pharmacy and optical centers are located in the front of the store for added convenience. Health and Beauty Aids and Over The Counter products have been positioned adjacent to the pharmacy, in most stores, to provide a total health care environment. ShopKo designs the remainder of the store in a “racetrack” configuration that assists customers in navigating easily throughout the store. ShopKo presents high impulse, high volume promotional items prominently on fixture endcaps.

The Company is testing various store layouts, display techniques and merchandise mixes in defining its evolving prototype format for both existing and new stores, through a well-managed asset maintenance program. The Company expects to introduce a new ShopKo prototype store in fiscal 2003, which will be continually modified and updated. The Company’s current average ShopKo store size is over 90,000 square feet. Future store size may vary depending on changes to the Company’s prototype design, the community, and the retail competition in the immediate area.

ShopKo Retail Store Operations and Management

ShopKo’s store operations organization focuses on:

•	strong leadership,

•	precise, consistent execution,

•	an outstanding customer experience, and

•	maximizing profitability.

ShopKo strives for continuous improvements in the overall customer experience. The ShopKo operating model has been integrated into store operations with significant improvements in operating efficiency and dedication to customer service. The store operations organization is designed on a framework of three leadership planks: people, performance and profit.

People.    The Company has lowered teammate turnover the past three years by focusing on an improved work environment and quality training programs. The current focus is improving the leadership capacity of every leader. This education is intended to sharpen management’s ability to serve our customers and maximize our profitability.

Performance.    The Company has implemented a set of in-store measures that regularly monitor performance in each store. The measures are specifically focused to gauge the customer experience and maximize profit. The Company continually monitors performance to emphasize successes and positive trends.

Profit.    ShopKo has invested in technology to remove unnecessary labor from non-selling functions. Store teams are keenly aware of their store performance and are rewarded through incentive programs designed to stretch beyond plan profit goals.

ShopKo holds its store operations management teams accountable for execution of aggressive plans and achievement of comprehensive goals. ShopKo emphasizes ongoing development of its management teams to ensure that it has the competencies required for continued success.

Purchasing and Distribution—ShopKo Retail

ShopKo purchases merchandise from more than 1,500 vendors. ShopKo’s ten largest vendors accounted for approximately 40.8% of ShopKo’s purchases during fiscal 2002. ShopKo believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo’s general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. The majority of ShopKo’s vendors are linked to its electronic data interchange purchase order systems. Select vendors electronically receive point-of-sale information from ShopKo, which allows them to respond to changing inventory levels in the stores. In addition, the majority of ShopKo’s vendors are electronically transmitting invoices directly into the Company’s automated invoice matching system.

Purchasing and distribution of merchandise is a critical aspect of our business. The Company controls the flow of main store and optical merchandise through the use of centralized purchasing, replenishment and allocation processes and information systems. Allocation and distribution management is closely tied to the merchandise buying organization to effectively control and plan merchandise logistics. ShopKo’s pharmacy merchandise is replenished primarily through the use of a distributor. Pharmacies are electronically linked to the distributor and place orders as product is needed.

Direct imports accounted for approximately 7.9% of ShopKo’s purchases, based upon cost of goods, during fiscal 2002. ShopKo buys its imported goods principally in the Far East and ships the goods to its distribution centers for distribution to the stores.

ShopKo has three distribution centers strategically located throughout the United States to efficiently support its retail operations. Utilization of distribution centers has enabled ShopKo to:

•	purchase the majority of its merchandise directly from manufacturers, which reduces its cost of goods,

•	reduce direct vendor-to-store deliveries, which reduces freight expense and cost of goods through consolidated volume purchasing, and

•	increase its pick and pull capabilities, enhancing the effectiveness and efficiency of its store replenishment process.

ShopKo believes that these cost reductions help it remain price-competitive. During fiscal 2002, approximately 89% of the merchandise sold by ShopKo, excluding optical and pharmaceutical products, flowed through its distribution centers.

Pursuant to a license agreement, Payless ShoeSource, Inc. operates a shoe department (other than certain nationally-branded athletic shoes) in every ShopKo store. ShopKo retains a percentage of the gross proceeds collected as rent.

Management Information Systems—ShopKo Retail

ShopKo uses information technology to improve customer service, reduce operating costs and provide useful information to help ShopKo make timely decisions regarding merchandising. ShopKo uses modern point-of-sale terminal systems for electronic price lookup and tracking sales information at store and Stock Keeping Unit (SKU) level. ShopKo uses frame relay communications technology to provide real-time, on-line credit card and check authorization. ShopKo uses portable radio-frequency terminals extensively in its stores for merchandise receiving, stocking, replenishment, pricing and label printing.

ShopKo’s merchandising systems provide for integrated perpetual inventory management, automated replenishment, promotional planning, space planning, merchandise financial planning and assortment planning. In addition, ShopKo converts transaction-based raw data it amasses daily into actionable reporting which serves as a decision support tool for the Company’s management.

ShopKo’s warehouse management system provides complete warehouse functionality such as conveyor control and direction of picking and put-away processes by using portable radio-frequency terminals. In addition, this system is highly integrated with the Company’s central information systems through its telecommunications network, thereby ensuring up-to-date perpetual inventory records, as well as facilitating highly accurate merchandise allocation and distribution decisions to its management team.

ShopKo uses electronic commerce technology in support of its focus on total supply chain management. This includes integrated replenishment systems, vendor-managed inventories and electronic data interchange. ShopKo believes that these tools have resulted in higher in-stock service levels, optimized inventory levels and greater productivity.

Expansion—ShopKo Retail

The Company does not currently anticipate pursuing growth of the ShopKo retail business through the addition of new stores in fiscal 2003. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Nonetheless, the Company expects to explore and test alternative platforms for re-establishing growth within the Company. Costs for conversion of existing stores to the new prototype design, as well as the timing of renovations of existing stores, will depend on a variety of factors, including the success of the new prototype. As conditions allow, the Company intends to consider increasing the number of ShopKo retail stores to achieve economies of scale and to capitalize on the Company’s existing infrastructure. The Company currently plans to resume opening new ShopKo stores in existing markets in 2004. The Company’s plans with respect to new store growth are subject to change, and there can be no assurances that the Company will achieve its plans.

Competition—ShopKo Retail

The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores, national category killers, specialty niche retailers, catalog merchants and Internet retailers. In addition, department stores compete with some branded merchandise lines, discount specialty retail chains compete with some merchandise lines such as health and beauty aids, household cleaning and supplies, electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo’s pharmacy and optical centers. ShopKo believes that the principal competitive factors in its markets include:

•	store location;

•	differentiated merchandising;

•	competitive pricing;

•	quality of product selection;

•	attractiveness and cleanliness of the stores;

•	responsiveness to changing lifestyle needs and regional and local trends;

•	customer service;

•	in-stock availability of merchandise; and

•	advertising.

ShopKo’s principal national general merchandise discount chain competitors are Wal-Mart, Kmart and Target, each of which is substantially larger than, and has greater resources than, the Company.

The percentage of ShopKo stores where these competitors are present within the applicable market is as follows:

• Wal-Mart	96%
• Kmart	91%
• Target	74%

ShopKo also competes with regional chains in some markets in the Midwest and the Pacific Northwest. These competitors continue to open new stores in ShopKo’s markets.

Historically, the entry of one of these chains into an area served by a ShopKo store generally has had an adverse effect on the affected store’s sales growth for approximately 12 months. After the 12 month time period, the ShopKo store generally has resumed a positive growth trend, although not necessarily to previous levels. Entry by one of these competitors into a ShopKo market often has resulted in permanently intensified price competition. In addition, ShopKo store sales are generally negatively affected by a competitor’s increased saturation through expansion, relocation and additional stores in an existing market. The Company’s efficiency measures and distribution center expenditures are important aspects of ShopKo’s efforts to maintain or improve operating margins and market share in these markets.

Seasonality—ShopKo Retail

ShopKo’s retail general merchandise operations are highly seasonal. Historically, ShopKo’s third and fourth fiscal quarters have contributed a significant part of the Company’s earnings due to the Christmas selling season.

Pamida Retail

On July 6, 1999, the Company acquired all of the outstanding voting and nonvoting common stock of Pamida, Inc. (“Pamida”) for $94.0 million in cash, $285.8 million in assumed debt and $138.6 million in assumed trade and other accrued liabilities. Pamida is a retail chain headquartered in Omaha, Nebraska.

Merchandising Philosophy—Pamida Retail

Pamida’s strategy is to offer consumers in small, rural communities a convenient one-stop shopping format. A typical store carries a broad assortment of value-priced softlines and hardlines merchandise, including consumables, and 89 of Pamida’s 223 stores have retail pharmacies.

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

Pamida’s merchandising strategy is to provide customers with a reliable and convenient family shopping experience featuring nationally advertised brand-name products as well as select private-label merchandise at competitive prices. Pamida stores are self-service. Advertising circulars are run weekly. Pamida places special emphasis on maintaining a strong in-stock position in all merchandise categories.

Merchandising and Services—Pamida Retail

The Pamida Retail store net sales mix for the last three fiscal years was:

	2002	2001	2000
Hardlines	67%	69%	70%
Softlines	17%	18%	19%
Pharmacy	16%	13%	11%

Pamida’s softlines division includes:

•	men’s, women’s, children’s and infant’s clothing,

•	men’s and women’s footwear,

•	jewelry and accessories, and

•	cosmetics.

Pamida’s hardlines division includes categories such as:

• home furnishings,	• seasonal,

• hardware,	• consumables,

• domestics,	• health and beauty aids,

• electronics,	• automotive, and

• lawn and garden,	• toys.

As of February 1, 2003, Pamida owned and operated pharmacies in 87 of its stores with an additional two pharmacies leased to and operated by independent pharmacists. The pharmacies have proven to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends to aggressively grow its pharmacy base, looking to add 15 to 20 pharmacies per year for the next couple of years.

Marketing and Advertising—Pamida Retail

Pamida’s advertising primarily utilizes colorful weekly circulars coordinated by an internal advertising staff. Circulars advertise brand-name and other merchandise at competitive prices.

Pamida Retail Store Layout and Design

The Company tests various alternative layouts and merchandising mixes for its Pamida stores and is currently remodeling several stores to reduce the space devoted to softlines, with more space to be devoted to consumables and convenience-oriented items. If the test is successful, more stores will be converted to the newer design. Pamida historically has invested approximately $3.0 to $3.2 million in building a new store, but is currently exploring the less expensive alternative of leasing existing retail locations for expansion and growth. The risks associated with this alternative will be minimized through the negotiation of shorter lease terms and options for lease extensions.

Pamida’s stores average approximately 27,500 square feet of sales area and range in size from approximately 8,000 to 50,000 square feet of sales area. Historically, Pamida has used a 35,000 square foot prototype when building new stores, but will continue to make adjustments to its prototype as it identifies new strategies and trends.

Pamida Retail Store Operations and Management

The methods Pamida employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores and friendly, well-trained personnel.

Purchasing and Distribution—Pamida Retail

Pamida maintains a centralized purchasing, merchandise allocation and space planning staff at its central offices. Pamida’s point-of-sale data equipment provides current information to Pamida’s buyers and inventory management specialists to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. Pamida continuously seeks to optimize merchandise costs.

Pamida purchases merchandise from more than 1,500 vendors. Pamida’s ten largest vendors accounted for approximately 33.1% of Pamida’s purchases during fiscal 2002. Pamida believes that most merchandise, other than branded goods, is available from a variety of sources. Pamida is working with its entire supply chain to link its vendors into Pamida’s general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. The majority of Pamida’s vendors are linked to its electronic data interchange purchase order systems. Select vendors electronically receive point-of-sale information from Pamida, which allows them to respond to changing inventory levels in the stores. In addition, the majority of Pamida’s vendors are electronically transmitting invoices directly into the Company’s automated invoice matching system.

Pamida has entered into an agreement with Payless ShoeSource, Inc. to be the primary vendor within the shoe category.

Purchasing and distribution of merchandise is a critical aspect of Pamida’s business. The Company controls the flow of main store merchandise through the use of centralized purchasing, replenishment and allocation processes and information systems. Allocation and distribution management is closely tied to the merchandise buying organization to effectively control and plan merchandise logistics. Pamida’s pharmacy merchandise is replenished primarily through the use of a distributor. Pharmacies are electronically linked to the distributor and place orders, as product is needed.

Direct imports accounted for approximately 4.7% of Pamida’s purchases, based upon cost of goods, during fiscal 2002. Pamida buys its imported goods principally in the Far East and ships the goods to its distribution centers for distribution to the stores.

Pamida operates distribution facilities in Omaha, Nebraska and Lebanon, Indiana; both of which serve primarily as distribution centers for bulk shipments and promotional and replenishment merchandise on which cost savings can be realized through quantity purchasing. During fiscal 2002, approximately 78% of Pamida’s merchandise, excluding pharmaceutical products, was distributed to the stores through these distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

The primary Omaha distribution facility is 336,000 square feet. Pamida owns another distribution center in Omaha, which is 135,000 square feet and is used primarily as a cross-dock operation for seasonal merchandise. The Lebanon distribution center is 418,000 square feet and is used as a full-service operation providing both full-case and less-than-case merchandise distribution, similar to the primary Omaha facility.

Management Information Systems—Pamida Retail

Similar to ShopKo, Pamida employs an up-to-date suite of integrated retail information systems, including merchandise procurement, inventory management, automated replenishment, merchandise and space planning, warehouse management, pharmacy management and point of sale.

In fiscal 2002, the Company consolidated Pamida’s data center and information technology support functions into the corporate headquarters in Green Bay, Wisconsin. In addition, during fiscal 2002, Pamida completed a major upgrade of its core merchandise management system and is in the process of implementing a centralized pharmacy claims management system.

Expansion—Pamida Retail

On June 29, 2000, the Company acquired the retail chain, P.M. Place Stores Company (“Places”), which operated 49 discount stores in Missouri, Iowa, Kansas, and Illinois. Forty-eight of these stores were reopened as Pamida stores, and one Places store, located in an existing Pamida location, was closed. During fiscal 2000, Pamida opened 76 new stores, including the 48 converted Places stores, and closed four stores. During fiscal 2001, four additional stores were closed. During fiscal 2002, Pamida closed two stores, decreasing the total number of Pamida stores to 223 as of February 1, 2003.

The Company does not currently anticipate pursuing significant growth of the Pamida retail business in fiscal 2003 through the addition of new stores. However, the Company does plan on expanding pharmacy locations in existing Pamida retail stores and is examining the possibility of leasing existing retail locations as described earlier. The Company intends to return to modest store growth as conditions allow, and the Company has identified numerous communities as potential sites for Pamida stores and in which it believes it can achieve a leading market position. There is, however, no assurance that the Company will open stores in such communities or on any particular time schedule.

Competition—Pamida Retail

The general merchandise retail business is highly competitive. Pamida’s stores generally compete with other general merchandise retailers, supermarkets, drug and specialty stores, mail order and catalog merchants, Internet retailers and, in some communities, department stores. The type and degree of competition and the number of competitors with which Pamida’s stores compete vary by market.

Pamida stores generally are located in small towns where there is no direct local competition from another major general merchandise retailer in the town, and which may be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations.

The percentage of Pamida stores where national general merchandise discount chains are present (within 10 miles) is as follows:

• Wal-Mart	13%
• Kmart	8%
• Target	2%

In recent years Pamida’s business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in Pamida’s markets.

Seasonality—Pamida Retail

Pamida’s business, like that of most other general merchandise retailers, is seasonal. First quarter sales are lower than sales during the other three fiscal quarters, while fourth quarter sales amount to approximately 28% of the full year’s sales and normally involve a greater proportion of higher margin merchandise.

Discontinued Operations

At the start of fiscal 2000, the Company maintained a 64.5% ownership interest in ProVantage Health Services, Inc. (“ProVantage”). ProVantage provided health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services. On June 16, 2000, the Company sold its interest in ProVantage pursuant to a tender offer by a third party to acquire all of the outstanding shares of ProVantage. For financial information regarding the sale, see Note A of the Notes to the Consolidated Financial Statements.

Consolidated

Employees

The Company employs approximately 18,900 persons in its ShopKo division, of whom approximately 7,500 are full-time employees and 11,400 are part-time employees and approximately 6,500 persons in its Pamida division, of whom approximately 3,100 are full-time employees and 3,400 are part-time employees. During the Christmas shopping season, the Company typically employs additional persons on a temporary basis. No employees of the Company are covered by collective bargaining agreements.

Government Regulation

The Company’s pharmacy and optical services business is subject to extensive federal and state laws and regulations governing, among other things:

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

Future Legislative Initiatives

Legislative and regulatory initiatives pertaining to such healthcare related issues as reimbursement policies, payment practices, therapeutic substitution programs, and other healthcare cost containment issues are frequently introduced at both the state and federal level. The Company is unable to predict accurately whether or when legislation may be enacted or regulations may be adopted relating to the Company’s pharmacy and optical services operations or what the effect of such legislation or regulations may be.

Substantial Compliance

The Company’s management believes the Company is in substantial compliance with, or is in the process of complying with, all existing statutes and regulations material to the operation of the Company’s pharmacy and optical services businesses and, to date, no state or federal agency has taken enforcement action against the Company for any material non-compliance, and to the Company’s knowledge, no such enforcement against the Company is presently contemplated.

Forward-Looking Statements and Risk Factors

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission (“SEC”) including, without limitation, statements with respect to growth, acquisition and expansion plans, store layouts and evolving prototypes, financing plans and projected sales, revenues, earnings, costs and capital expenditures, and (3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth, acquisition and expansion plans, store layouts and evolving prototypes, financing plans and projected sales, revenues, earnings, costs and capital expenditures. The Company’s actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) the impact of recent accounting pronouncements as described herein, (ii) the risk factors described below, and (iii) other risks described from time to time in the Company’s SEC filings.

An investment in ShopKo’s Common Stock or other securities carries certain risks. Investors should carefully consider the risks described below and other risks, which may be disclosed from time to time in ShopKo’s filings with the SEC, before investing in ShopKo’s Common Stock or other securities.

The Company has a significant amount of debt, which could adversely affect its business and growth prospects.    At February 1, 2003, the Company had approximately $455.2 million of total debt and lease obligations, including $40.0 million outstanding on a senior secured credit facility (the

“Secured Credit Facility”). The restrictions and limitations in the Secured Credit Facility, as well as the significant amount of debt in general, could have material adverse effects on the Company’s business. For example, it:

•	makes it more difficult for the Company to obtain additional financing on favorable terms,

•	restricts capital expenditures,

•	requires the Company to dedicate a substantial portion of its cash flows from operations to the repayment of its debt and the interest on its debt,

•	limits the Company’s ability to open new stores or to make acquisitions,

•	limits the Company’s ability to capitalize on significant business opportunities,

•	makes the Company more vulnerable to economic downturns, adverse retail industry conditions and competitive pressures, and subjects the Company to certain covenants which restrict its ability to operate its business.

The Company finances a significant portion of its operations through vendor financing.    The credit terms provided by the Company’s vendors are an important source of financing for the Company’s operations. Future operating performance could negatively impact the favorable credit terms the Company now maintains with these vendors. If the credit terms provided to the Company by a significant portion of its vendors were to deteriorate, the Company would be materially adversely affected.

The Company may not achieve the expected benefits of current or future reorganizations.    During the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to improve the productivity of its assets and reduce debt. The plan included store and distribution center closings and a charge to earnings of approximately $125 million. The Company believes that implementation of the plan has resulted in an increase in the Company’s profitability and efficiency. However, the analysis underlying this plan involved many variables and uncertainties. Based on the overall softness in the real estate market and an independent valuation analysis, the Company determined that an additional $6.0 million should be added to the reserve in the fourth quarter of 2002. The Company may not achieve all of the expected benefits of its plan and additional charges may be necessary in the future. There can be no assurances that additional reorganizations of this nature, together with related charges to earnings, will not be required in the future to improve the productivity and efficiency in the Company’s ShopKo and Pamida segments. Such reorganizations and charges to earnings could have a material adverse effect on our financial position or results of operations.

The Company may be unable to execute its expansion plans, which may have a significant adverse effect on its financial performance and its growth strategy and prospects.    The Company considers expansion in the number of its retail stores to be an integral part of its plan to achieve projected operating results in future years. In an effort to reduce the Company’s overall debt, as well as to comply with the restrictions and limitations in its Secured Credit Facility, the Company does not anticipate opening any significant number of new retail locations in fiscal 2003. Furthermore, the Company expects that any new stores will typically require an extended period of time to reach the sales and profitability levels of its existing stores. The opening of any new stores does not ensure that those stores will ever be as profitable as existing stores, especially when those new stores are opened in highly competitive markets. The failure to expand by opening new retail stores as planned and the failure to generate anticipated sales and earnings growth in markets where new stores are opened could have a material adverse effect on the Company’s future sales growth and profitability.

If the Company is not able to remodel its existing store base on schedule or to carry out such plans in a cost-effective manner, then the Company’s results of operations and financial condition

could be materially adversely affected.    The Company believes that the identification of new store designs to fit its customers’ changing lifestyles and preferences and the remodeling of its stores is a necessary aspect of its growth plans. The failure to upgrade the Company’s existing retail stores could have a material adverse effect on the Company’s anticipated sales and profitability. To the extent the Company is able to upgrade its existing stores, the associated expenses could result in a significant impact on our net income in the future and there can be no assurance that these upgrades will generate any of the anticipated benefits.

The Company’s quarterly performance fluctuates, which may cause volatility or a decline in the price of its securities.    Fluctuations in the Company’s quarterly operating results have occurred in the past and may occur in the future based on a variety of factors, including:

•	seasonality in the Company’s operations, especially during the Christmas selling season which has historically contributed a significant part of the Company’s earnings and primarily impacts the fourth fiscal quarter,

•	inventory imbalances caused by unanticipated fluctuations in consumer demand or inefficiencies in the Company’s distribution centers and methods,

•	margin rate compression resulting from competitive pricing pressure,

•	increases and decreases in advertising and promotional expenses,

•	changes in the Company’s product mix,

•	the ability to manage operating expenses, and

•	the competitive and general economic conditions discussed below.

These fluctuations could cause the Company’s operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of its securities.

Competition in the retail industry could limit ShopKo’s growth opportunities and reduce its profitability.    The Company competes in the discount retail merchandise business. This business is highly competitive. The competitive environment subjects the Company to the risk of reduced profitability. The Company competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. The discount retail merchandise business is subject to excess capacity and some of the Company’s competitors are much larger and have substantially greater resources than the Company. The competition for customers and store locations has intensified in recent years as larger competitors, such as Wal-Mart, Kmart and Target, have moved into the Company’s geographic markets. The Company expects a further increase in competition from these national discount retailers. There can be no assurance the Company will be able to continue to compete successfully.

The long-term economic effects of U.S. and international political unrest and an extended economic slowdown could negatively affect the Company’s financial condition.    The existing conflict in Iraq, terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic uncertainties. These events could adversely affect the Company’s business and operating results in ways that presently cannot be predicted. If terrorist attacks, political unrest, international conflict or other factors cause further overall economic decline, the Company’s financial condition and operating results could be materially adversely affected.

General economic conditions and adverse weather could have a significant adverse effect on the Company’s business.    The Company operates its retail stores in limited regions of the country. To the extent adverse economic conditions and weather have a regional impact on the regions in which the Company operates, the Company may be disproportionately susceptible to such factors compared to peers that have a larger, national base of operations. General economic factors in the regions in which the Company operates that are beyond its control may materially adversely affect its forecasts and actual performance. The factors that may materially adversely affect its forecasts and actual performance include energy prices, interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Because the Company’s business is subject to adverse weather conditions in its retail markets, particularly in the Midwest, Western Mountain and Pacific Northwest regions, its operating results may be unexpectedly and materially adversely affected. Frequent or unusually heavy snow, ice or rain storms in its markets could have a material adverse effect on its sales and earnings and could adversely impact its ability to make scheduled interest payments on its indebtedness.

The Company is dependent on the smooth functioning of its distribution network.    The Company relies upon the ability to replenish its depleted inventory through deliveries to its distribution centers from vendors, and from the distribution centers to its stores and, to a limited extent, direct-to-store deliveries from vendors. Problems that cause delays or interruptions in the distribution network could have a material adverse effect on the Company’s business and results of operations.

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

Anti-takeover provisions in the Company’s organizational documents and statutes may inhibit premium offers for its common stock.    Anti-takeover provisions in its amended and restated articles of incorporation, by-laws and Wisconsin law and its rights plan may deter unfriendly offers or other efforts to obtain control of the Company. This could make the Company less attractive to a potential acquirer and deprive its shareholders of opportunities to sell their shares of common stock at a premium price.

Pending or future changes in federal, state or local laws or regulations could negatively impact the Company.    Various aspects of the Company’s operations are subject to federal, state and local laws, rules and regulations. Any of these laws, rules or regulations could change at any time. Such changes could have the effect of increasing the Company’s exposure to liabilities, increasing the cost of operations or restricting the ability to set prices. This is especially true with respect to our pharmacy business, which could be subject to any number of legislative proposals regarding prescription drugs.

Pending or future litigation could subject the Company to significant monetary damages.    If the Company becomes subject to liability claims that are in excess of its insurance coverage or are not covered by its insurance policies, the Company may be liable for damages and other expenses which could have a material adverse effect on its business, operating results and financial condition. In addition, any claims against the Company, regardless of merit or eventual outcome, may have a material adverse effect on its reputation and business. The sale of retail merchandise and provision of in-store pharmacy and optical services entail a risk of litigation and liability. The Company is currently subject to a number of lawsuits, and expects that from time to time it will be subject to similar suits in the ordinary course of business. The Company currently maintains insurance intended to cover a majority of liability claims, subject to a $250,000 deductible for general liability claims and for liability claims arising from prescription dispensing errors. The Company believes that its insurance coverage is adequate. The Company cannot assure that it will be able to maintain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or that insurance will cover all claims against the Company.

Item 2.    Properties

As of February 1, 2003, the Company operated 141 ShopKo retail stores in 15 Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of these ShopKo stores as of the indicated date:

State	# of Stores	State	# of Stores
California	1	Nebraska	11
Colorado	3	Nevada	3
Idaho	9	Oregon	4
Illinois	10	South Dakota	6
Iowa	5	Utah	15
Michigan	4	Washington	10
Minnesota	13	Wisconsin	42
Montana	5

		Total	141

As of February 1, 2003, the Company operated 223 Pamida retail stores in 16 Midwest, North Central and Rocky Mountain states. The following table sets forth the geographic distribution of the present Pamida stores:

State	# of Stores	State	# of Stores
Illinois	8	Montana	6
Indiana	9	Nebraska	14
Iowa	42	North Dakota	7
Kansas	5	Ohio	14
Kentucky	9	South Dakota	6
Michigan	19	Tennessee	4
Minnesota	26	Wisconsin	18
Missouri	27	Wyoming	9

		Total	223

Of the Company’s 364 ShopKo and Pamida retail stores at February 1, 2003 the number of stores owned and leased are listed below:

	Owns Land and Building Outright		Owns Building Subject to Ground Lease	Leases Land and Building	Total
ShopKo Stores	113	*	8	20	141
Pamida Stores	63		1	159	223

Total	176		9	179	364

*	Fifteen of which are subject to mortgages.

The ground leases expire at various dates ranging from 2012 through 2038 and the other leases expire at various dates ranging from 2003 through 2023.

As of February 1, 2003, the Company’s other principal properties were as follows:

Location	Use	Sq. Ft of Building Space	Title
Green Bay, WI	ShopKo Corporate Headquarters	228,000	Owned
Lawrence, WI	ShopKo Corporate Headquarters—South Annex/Return Center	114,300	Owned
De Pere, WI	ShopKo Distribution Center	494,000	Owned
Boise, ID	ShopKo Distribution Center	347,000	Owned
Omaha, NE	ShopKo Distribution Center	394,000	Owned
Ashwaubenon, WI	ShopKo Optical Lab	29,000	Owned
Omaha, NE	Pamida Corporate Headquarters/Distribution Center	215,000	Owned
Omaha, NE	Pamida Distribution Center	336,000	Owned
Lebanon, IN	Pamida Distribution Center	418,000	Leased
Omaha, NE	Pamida Return Center	40,000	Owned

Item 3.     Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various lawsuits. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial statements of the Company.

In addition, the Company is involved in two purported class action lawsuits. First, during fiscal 2000, the Company was added as a defendant in a purported class action (the “ProVantage Action”) filed May 8, 2000 in the Circuit Court of the State of Wisconsin for Waukesha County by James Jorgensen (Allen v. ProVantage Health Services; Case No. 00CV-938), an alleged stockholder of ProVantage Health Services, Inc. (“ProVantage”). The original complaint in the ProVantage Action (the “Original Complaint”) named ProVantage and the directors of ProVantage as defendants (the “Original Defendants”) and alleged, among other things, that (1) ProVantage’s directors breached their fiduciary duties in connection with the sale of ProVantage to Merck & Co., Inc. (“Merck”), and (2) the proposed price for ProVantage’s common stock did not represent the true value of ProVantage.

On or about August 18, 2000, an amended complaint (the “Amended Complaint”) was filed in the ProVantage Action which, among other things, added the Company as a defendant. The Amended Complaint alleges, among other things, that the Company aided and abetted the Original Defendants in breaching their fiduciary duties. The Amended Complaint requests that the Circuit Court, among other things, declare that the ProVantage Action is a proper class action, rescind the tender offer/merger pursuant to which ProVantage was purchased by Merck, and award compensatory monetary damages, including reasonable attorneys’ and experts’ fees.

Second, during fiscal 2001, alleged shareholders of the Company filed purported class action securities lawsuits against the Company and its then chief executive officer containing substantially identical claims in the Federal District Court for the Eastern District of Wisconsin. The suits were consolidated into one action (In Re ShopKo’s Securities Litigation No. 01-C-1034 (E.D. Wis.)). The action alleges that the Company and its former chief executive officer, William Podany, made various misrepresentations and omissions in public disclosures concerning the Company between March 9, 2000 and November 9, 2000. Specifically, it is alleged that the Company failed to disclose that the Company was experiencing significant shipping and inventory control problems at the Pamida distribution facility in Lebanon, Indiana. The complaints request, among other things, that the court declare the action is a proper class action and award compensatory monetary damages, including reasonable attorneys’ fees and experts’ fees. On or about February 5, 2003, the Court granted, in part, the Company’s motion to dismiss the action, ruling that all allegations are dismissed except those based on statements made in connection with an earnings warning on October 5, 2000. As a result of the Court’s ruling, the class period and potential class is significantly narrowed.

The Company believes the above-described actions to be without merit and the Company intends to contest all allegations set forth. There can be no assurances, however, with regard to the outcome of the actions.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of fiscal year 2002.

Executive Officers of the Registrant

Name	Age*	Position**	Served in Current Position Since	Employed By the Company Since

Sam K. Duncan	51	President and Chief Executive Officer	2002	2002

Jeffrey C. Girard	55	Vice Chairman, Finance and Administration	2002	2002

Kevin J. Easton	46	Executive Vice President, Chief Merchandising Officer	2003	2001

Steven R. Andrews	50	Senior Vice President, General Counsel	2002	2002

Brian W. Bender	54	Senior Vice President, Chief Financial Officer	2000	2000

Michael J. Bettiga	49	Senior Vice President, Retail Health Operations	2003	1977

Dan J. Bolstad	50	Senior Vice President, Store Operations and Logistics	2003	2003

Paul A. Burrows	54	Senior Vice President, Chief Information Officer	1998	1998

Dennis C. Folz	55	Senior Vice President, Human Resources	1999	1998

Michael J. Hopkins	52	President, Pamida Division	1999	1995

Rodney D. Lawrence	45	Senior Vice President, Property Development	1996	1996

Douglas N. Wurl	41	Senior Vice President, General Merchandise Manager—Hardlines and Home	2003	2000

*	as of February 1, 2003
**	as of April 11, 2003

There are no family relationships between or among any of the directors or executive officers of the Company.

The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is selected.

There are no arrangements or understandings between any of the executive officers of the Company and any other person (not an officer or director of the Company acting as such) pursuant to which any of the executive officers were selected as an officer of the Company.

Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for Sam K. Duncan, Kevin J. Easton, Steven R. Andrews, Brian W. Bender, Dan J. Bolstad, Dennis C. Folz, Jeffrey C. Girard, and Douglas N. Wurl.

Mr. Duncan has been President, Chief Executive Officer since October 2002. Prior to joining ShopKo, Mr. Duncan most recently served as President of Fred Meyer Corporation, a large general merchandise and food retailer and a division of Kroger, Inc., from February 2001 to October 2002. From 1969 to 1991, Mr. Duncan served in numerous roles for Albertson’s, eventually being named Albertson’s director of operations in 1991. He joined Fred Meyer in 1992 as Vice President Grocery department and was promoted through the executive merchandising ranks. Mr. Duncan was named Executive Vice President of Fred Meyer’s food division in 1997. In 1998, Fred Meyer Corporation acquired Ralph’s Super Markets and Mr. Duncan was named President of Ralph’s Super Markets, serving in that position from 1998 to 2001.

Mr. Easton was promoted to Executive Vice President and Chief Merchandising Officer in January 2003. He had been Senior Vice President, General Merchandise Manager, Apparel & Accessories since August 2001. Prior to joining the Company, he was Senior Vice President, e-Commerce, Marketing & Sales for CIVISnet Corporation from March 2000 to March 2001. From 1987 to 1999, Mr. Easton held various positions with Target Stores, most recently Vice President, Merchandise Manager, Men’s Division from 1993 to 1999. Prior to that, for nine years Mr. Easton held various positions with divisions of Federated Department Stores.

Mr. Andrews has been Senior Vice President, General Counsel since October 2002. Prior to joining ShopKo, Mr. Andrews was Senior Vice President, General Counsel and Secretary of PepsiAmericas, Inc. (formerly Whitman Corporation) from May 1999 to August 2001. Before joining Whitman, Mr. Andrews was the interim President and Chief Executive Officer of Multigraphics, Inc. from February to May of 1999 and Vice President, General Counsel and Secretary of Multigraphics from 1994 to 1999. Multigraphics was a worldwide manufacturer and distributor of graphic arts and printing products.

Mr. Bender has been Senior Vice President, Chief Financial Officer since October 2000. Prior to joining ShopKo, Mr. Bender most recently served as Vice President and Chief Financial Officer at Egghead.com from November 1996 to December 1999. Mr. Bender also served in that role at Egghead.com from May 1995 to May 1996. Mr. Bender was Senior Vice President and Chief Financial Officer at Proffitt’s, Inc. in 1996 and Senior Vice President and Controller at Younkers, Inc. from 1993 to 1995. From 1976 to 1993, Mr. Bender served in numerous roles for May Department Stores and its divisions, including Corporate Vice President for Capital Planning and Analysis at May from 1987 to 1989; and Senior Vice President and Chief Financial Officer at Sibley’s from 1989 to 1990 and at May D&F from 1990 to 1993.

Mr. Bolstad joined ShopKo Stores in March 2003 as Senior Vice President, Store Operations and Logistics. Prior to joining ShopKo, Mr. Bolstad most recently served as Senior Vice President,

Operations Group of Fred Meyer Corporation, a large general merchandise and food retailer and a division of Kroger, Inc., from October 2000 to February 2003. He joined Fred Meyer in 1976 as a store management trainee and was promoted to local, district, regional and corporate store operations leadership positions. In 2000, he assumed responsibility for logistics management of all Fred Meyer businesses.

Mr. Folz has been Senior Vice President, Human Resources since May 1999. He was Vice President of Organization and Leadership Development since he joined the Company in August 1998. From 1987 to August 1998, Mr. Folz held various positions with Personnel Decisions, Inc., most recently Partner and Senior Vice President of Organizational Effectiveness.

Mr. Girard has been a director of the Company since June 1991. Effective April 9, 2002, Mr. Girard became the Vice Chairman, Finance and Administration and Interim Chief Executive Officer of the Company, a role he held until Mr. Duncan joined the Company in October 2002. Mr. Girard continues in the role of Vice Chairman, Finance and Administration. Prior to joining the Company, Mr. Girard was the President of Girard & Co. of Minneapolis, Minnesota, a private consulting company, from 1999 to 2002 and from 1997 to 1999 was an Adjunct Professor at the Carlson School of Management, University of Minnesota. He served as Executive Vice President and Chief Financial Officer of Supervalu, Inc. from October 1992 through July 1997; prior thereto, he held the positions of Executive Vice President, Chief Financial Officer and Treasurer of Supermarkets General Holdings Corporation and Senior Vice President and Chief Financial Officer of Supervalu, Inc.

Mr. Wurl is currently Senior Vice President, General Merchandise Manager—Hardlines and Home. He has had responsibility for the Home segment since December 2001, and in January 2003, he assumed responsibility for the Hardlines segment as well. He was Vice President, Division Merchandise Manager since he joined the Company in May 2000. From 1998 to May 2000, Mr. Wurl served as Vice President Merchandise Manager for Rich’s Department Store, a division of Federated Department Stores. Prior to that, Mr. Wurl was Director of Merchandise and Product Development for Home Textiles for Federated Merchandising Group, a division of Federated Department Stores from 1993-1998. From 1983 to 1993, Mr. Wurl held various positions with divisions of May Department Stores.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Shareholder Matters

ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol “SKO” and in the newspapers as “ShopKo.” As of March 28, 2003, ShopKo’s common shares were held by 2,492 record owners.

The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.

	High	Low
Fiscal Year 2001
First Quarter (ended May 5, 2001)	$10.7000	$7.3500
Second Quarter (ended August 4, 2001)	$9.0000	$6.7900
Third Quarter (ended November 3, 2001)	$9.7400	$7.2000
Fourth Quarter (ended February 2, 2002)	$12.6800	$8.5600

Fiscal Year 2002
First Quarter (ended May 4, 2002)	$22.4800	$12.5100
Second Quarter (ended August 3, 2002)	$21.4600	$15.1500
Third Quarter (ended November 2, 2002)	$17.0000	$11.0000
Fourth Quarter (ended February 1, 2003)	$16.2100	$10.7600

The closing sales price of the Common Stock on the New York Stock Exchange on March 28, 2003 was $11.30 per share.

The Company’s Secured Credit Facility (see Note E of the Notes to the Consolidated Financial Statements) has a restrictive covenant that prohibits the payment of dividends. The Company has not paid any cash dividends in the last two years. The Company currently intends to retain earnings for the payment of debt and future growth and expansion of its business and not to declare or pay any cash dividends.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,110,042	$16.55	570,985
Equity compensation plans not approved by security holders	0	0	0

Total	3,110,042	$16.55	570,985

Item 6.    Selected Financial Data

	FISCAL YEARS ENDED
	Feb. 1, 2003 (52 Wks)		Feb. 2, 2002 (52 Wks)	Feb. 3, 2001 (53 Wks) (2)	Jan. 29, 2000 (52 Wks) (1)	Jan. 30, 1999 (52 Wks)
Summary of Operations (Millions)
Net sales	$3,240		$3,374	$3,517	$3,048	$2,351
Licensed department rentals and other income	13		13	13	14	12
Gross margin	833		806	865 (3)	790	615
Selling, general and administrative expenses	636		612	674	568	447
Special charges(4)	—		—	9	8	6
Restructuring charge	6		—	115	—	—
Depreciation and amortization expenses	83		92	94	75	61
Interest expense—net	52		66	66	48	39
Earnings (loss) from continuing operations before Income taxes	68		50	(79)	104	75
Earnings (loss) from continuing operations	41		28	(50)	63	46
Discontinued operations—net	—		—	34	43	9
Earnings (loss) before accounting change and extraordinary item	41		28	(16)	106	56
Net earnings (loss)	(145	)(6)	28	(16)	102 (5)	56
Per Share Data (Dollars)
Basic earnings (loss) per common share from continuing operations	$1.43		$0.98	$(1.72)	$2.22	$1.77
Basic net earnings (loss) per common share	(5.03)		0.98	(0.55)	3.62	2.14
Diluted earnings (loss) per common share from continuing operations	1.41		0.98	(1.72)	2.19	1.74
Diluted net earnings (loss) per common share	(4.95)		0.98	(0.55)	3.57	2.10
Cash dividends declared per common share(7)	—		—	—	—	—
Financial Data (Millions)
Working capital	$59		$113	$174	$88	$136
Property and equipment—net	812		892	974	878	689
Total assets	1,505		1,820	2,027	1,953	1,328
Total debt(8)	472		639	871	699	472
Total shareholders’ equity	548		690	662	695	459
Capital expenditures	31		17	196	133	91
Financial Ratios
Current ratio	1.1		1.2	1.3	1.1	1.4
Return on beginning assets	-8.0%		1.4%	(0.8)%	7.7%	4.6%
Return on beginning shareholders’ equity	-21.0%		4.3%	(2.3)%	22.2%	14.0%
Total debt as % of total capitalization(9)	45.4%		47.3%	56.1%	48.7%	49.5%
Other Year End Data
ShopKo stores open at year end	141		141	164	160	147
Average ShopKo store size—square feet	91,009		91,009	90,175	89,545	89,106
Pamida stores open at year end	223		225	229	157	N/A
Average Pamida store size—square feet	33,311		33,282	33,232	36,055	N/A

(1)	Includes the results of the Pamida retail store chain acquired in July, 1999.
(2)	Includes the results of P.M. Place stores acquired in June, 2000.
(3)	Includes restructuring charge of $10.4 million related to inventory liquidation
(4)	Special charges relates to various costs incurred in connection with business acquisitions, including process and system integration, employee retention and store conversions.
(5)	Includes extraordinary loss on retirement of debt of $3.8 million.
(6)	Includes cumulative effect of accounting change of $186.1 million ($6.36 per dilutive share).
(7)	The terms of the Company’s Secured Credit Facility prohibit the Company from paying dividends.
(8)	Total debt includes short-term debt, total long-term obligations and capital leases and other long-term obligations.
(9)	Total capitalization includes shareholders’ equity, total debt and non-current deferred income taxes.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During fiscal 2000, the Company undertook two transactions that affect the comparability of its financial statements. First, on June 16, 2000, the Company sold its remaining 64.5% interest in ProVantage Health Services, Inc. (“ProVantage”) pursuant to a tender offer by a third party to acquire all of the outstanding shares of ProVantage. ProVantage had previously issued 35.5% of its shares to the public in July 1999. The results of operations of ProVantage have been presented as discontinued operations. Accordingly, previously reported financial statement information has been reclassified to reflect this presentation.

On January 31, 2001, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores and a related distribution center serving those stores, and downsize its corporate workforce in the first quarter of fiscal 2001. In connection with its reorganization plan, the Company incurred a total pretax charge of $125.0 million in fiscal 2000. During fiscal 2002, the Company recorded an additional pretax charge of $6.0 million associated with nine remaining stores included in the original reorganization plan that have not yet been disposed of by the Company. The accounting associated with the reorganization plan and the restructuring charge is discussed in further detail in the “Critical Accounting Policies and Estimates” section.

Except as otherwise indicated, the following discussion is limited to continuing operations, excluding the effects of restructuring charges.

RESULTS OF OPERATIONS

The following table sets forth items from our Consolidated Statements of Operations as percentages of consolidated net sales:

	Fiscal Years Ended
	Feb. 1, 2003 (52 Weeks)	Feb. 2, 2002 (52 Weeks)	Feb. 3, 2001 (53 Weeks)
Revenues:
Net sales	100.0%	100.0%	100.0%
Licensed department rentals and other income	0.4	0.4	0.4

	100.4	100.4	100.4

Costs and Expenses:
Cost of sales	74.3	76.1	75.4
Selling, general and administrative expenses	19.6	18.2	19.2
Special charges			0.3
Restructuring charges	0.2		3.3
Depreciation and amortization expenses	2.6	2.7	2.6

	96.7	97.0	100.8

Earnings (loss) from operations	3.7	3.4	(0.4)
Interest expense—net	1.6	1.9	1.9

Earnings (loss) from continuing operations before income taxes	2.1	1.5	(2.3)
Provision for income taxes	0.8	0.7	(0.9)

Earnings (loss) from continuing operations	1.3%	0.8%	(1.4)%

The Company’s reportable segments are based on the Company’s strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines and retail health/pharmacy.

The following tables set forth items from the Company’s business segments as percentages of net sales:

ShopKo Retail Segment

	Fiscal Years Ended
	Feb. 1, 2003 (52 Weeks)	Feb. 2, 2002 (52 Weeks)	Feb. 3, 2001 (53 Weeks)
Revenues:
Net sales	100.0%	100.0%	100.0%
Licensed department rentals and other income	0.4	0.4	0.4

	100.4	100.4	100.4
Costs and Expenses:
Cost of sales	74.3	75.3	75.3
Selling, general and administrative expenses	17.7	16.6	18.2
Depreciation and amortization expenses	2.4	2.5	2.5

	94.4	94.4	96.0

Earnings from operations	6.0%	6.0%	4.4%

Pamida Retail Segment

	Fiscal Years Ended
	Feb. 1, 2003 (52 Weeks)	Feb. 2, 2002 (52 Weeks)	Feb. 3, 2001 (53 Weeks)
Revenues:
Net sales	100.0%	100.0%	100.0%
Licensed department rentals and other income	0.2	0.2	0.2

	100.2	100.2	100.2
Costs and Expenses:
Cost of sales	74.2	78.5	74.6
Selling, general and administrative expenses	21.7	20.0	20.0
Depreciation and amortization expenses	2.9	3.2	2.7

	98.8	101.7	97.3

Earnings (loss) from operations	1.4%	(1.5)%	2.9%

Fiscal 2002 Compared to Fiscal 2001

Continuing Operations

NET SALES
	Fiscal Year		% Increase/ (Decrease)
	2002	2001	Total***	Comp**
ShopKo Retail	$2,456.1	$2,538.9	(3.3)%	(1.1)%
Pamida Retail*	784.1	835.0	(6.1)%	(4.8)%

Consolidated	$3,240.2	$3,373.9	(4.0)%	(2.0)%

*	Changes in store sales are exclusive of layaway sales, which are immaterial.

**	Changes in comparable store sales are based upon those stores open for the entire preceding fiscal year.

***	ShopKo division reflects sales from 23 locations closed in the first quarter of 2001 which were not replaced. Pamida division reflects sales from six closed locations, which were not replaced.

The 1.1 percent decrease in ShopKo comparable store sales during fiscal 2002 was primarily the result of decreased general merchandise sales and adjustments to the advertising calendar, partially offset by continued strong sales in retail health services. Changes in ShopKo comparable store sales in fiscal 2002 by category were as follows: Retail Health, 9.0%; Hardlines, (4.7)%; and Softlines, (3.4)%. The 4.8 percent decrease in Pamida comparable store sales reflected lower general merchandise sales, partially offset by strong pharmacy sales. Changes in Pamida comparable store sales in fiscal 2002 by category were as follows: Pharmacy, 17.5%; Hardlines, (8.1)%; and Softlines, (7.8)%.

The Company believes the soft retail environment, a decline in consumer confidence and increased competition in certain of its markets, as well as an increasingly promotional environment, especially in the fourth quarter, negatively affected sales. Generating sales growth is a Company priority, which will be challenging in the current environment. The Company does not expect changes in consumer sentiment or competitive intrusion in the near future. To address this priority, the Company has implemented management changes and initiated store development plans to focus on our strong Retail Health segment and to strengthen the performance in Hardlines and Softlines. Moreover, the Company will continue to refine merchandising and advertising techniques in this challenging environment. There can be no assurance that such efforts will succeed.

Consolidated gross margin as a percent of net sales for fiscal 2002 was 25.7 percent compared with 23.9 percent for fiscal 2001. Consolidated gross margin dollars increased 3.4 percent to $833.3 million for the same period. ShopKo’s gross margin as a percent of net sales was 25.7 percent for fiscal 2002 compared with 24.7 percent for fiscal 2001. ShopKo Retail gross margins were favorably impacted by a reduction in the LIFO reserve of $1.9 million for fiscal 2002 and $11.1 million for fiscal 2001. ShopKo’s gross margin dollars increased 0.7 percent to $630.8 million for the same period. The improvement was a result of better merchandise margin rates, partially offset by the lower LIFO reserve reduction.

Pamida’s gross margin as a percent of net sales was 25.8 percent for fiscal 2002 compared with 21.5 percent last year. Pamida’s gross margin dollars increased 12.7 percent to $202.5 million for the same period. Pamida Retail gross margins were favorably impacted by a reduction in the LIFO reserve of $1.0 million for fiscal 2002 and $5.1 million for fiscal 2001. The improvement in Pamida’s gross margin was primarily attributable to reduced shrink expense, better merchandise margin rates and reduced distribution expense, partially offset by lower vendor allowances and a lower LIFO reserve reduction. The Company believes that better inventory management is benefiting gross margin in both divisions. The improvement in margin helped to offset the sales decline, but the Company does not expect to see the same kind of improvement in future periods.

Consolidated selling, general and administrative expenses as a percent of net sales for fiscal 2002 were 19.6 percent compared with 18.2 percent in fiscal 2001 (18.4 percent excluding ShopKo’s closed stores). ShopKo’s selling, general and administrative expenses as a percent of net sales for fiscal 2002 were 17.7 percent compared with 16.6 percent (17.0 percent excluding ShopKo’s closed stores) for the same period last year. Pamida’s selling, general and administrative expenses as a percent of net sales were 21.7 percent for fiscal 2002 compared with 20.0 percent in fiscal 2001. The increases at both divisions were primarily attributable to a lack of sales leverage, increases in employee incentive plans and liability insurance costs, and one time expense obligations relating to employment contracts and severance agreements. Notwithstanding the margin management and tight expense controls, operating profit has been adversely affected by the decline in sales in recent years, making continued focus on margin and expenses a management priority.

Consolidated depreciation and amortization expenses as a percent of net sales for fiscal 2002 were 2.6 percent compared with 2.7 percent in fiscal 2001. The decrease for fiscal 2002 was attributable to the Company no longer amortizing goodwill and to a significant reduction of assets placed in service during 2001 compared with prior years.

Interest expense for fiscal 2002 decreased 20.5 percent to $52.3 million when compared with fiscal 2001. The decrease was primarily due to lower debt levels. The Company will attempt to continue to reduce its outstanding debt, but anticipates smaller reductions in future periods.

The Company’s effective tax rate for fiscal 2002 was 39.7 percent compared with 43.4 percent for fiscal 2001. The decrease in the effective rate was primarily due to the discontinuation of goodwill amortization as a result of our adoption of SFAS No. 142. In fiscal 2001, a substantial amount of our goodwill amortization was non-deductible for tax purposes.

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

Pamida Retail store sales have been included in consolidated net sales since their acquisition in July 1999 but they were not included in retail comparable store sales until fiscal 2001. Pamida Retail store sales for the 52 weeks ended February 2, 2002 were $835.0 million and sales for the 53 weeks ended February 3, 2001 were $806.2 million. The increase is due primarily to a full year of sales from a net 72 new stores opened in fiscal 2000 which included 48 stores acquired in the acquisition of P.M. Place Stores Company (“Places”). Pamida Retail comparable store sales (52 weeks versus 52 weeks) decreased 3.0%. Changes in comparable store sales in fiscal 2001 by category were as follows: Retail Health, 19.1%; Hardlines, (5.0)%; and Softlines, (9.2)%.

Changes in retail comparable store sales for a year are based upon those stores that were open for the entire preceding fiscal year. Comparable store sales were adversely impacted by a difficult economic environment as well as increased competition in certain of our markets and execution problems at our Pamida segment.

Consolidated gross margin, as a percent of sales for fiscal 2001 was 23.9% compared with 24.6% for fiscal 2000. ShopKo Retail gross margin as a percent of sales for both fiscal 2001 and fiscal 2000 was 24.7%. ShopKo Retail gross margins were favorably impacted by a reduction in the LIFO reserve of $11.1 million for fiscal 2001 and $7.2 million for fiscal 2000. The gross margin rate was negatively impacted by an increase in third party sales in retail pharmacy (which carry lower gross margin rates), clearance activity at reduced gross margins for stores closed in the first quarter, offset by the favorable LIFO adjustment. The Pamida Retail gross margin as a percent of sales was 21.5% for fiscal 2001 compared to 25.4% for fiscal 2000. Pamida Retail gross margins were favorably impacted by a reduction in the LIFO reserve of $5.1 million for fiscal 2001 and $2.6 million for fiscal 2000. The decrease in gross margin rate is primarily attributable to increased inventory shrinkage and distribution costs (including freight), partially offset by the favorable LIFO adjustment.

Consolidated selling, general and administrative expenses (“SG&A”), as a percent of sales, were 18.2% in fiscal 2001 compared to 19.2% in fiscal 2000. In fiscal 2001, SG&A includes a $2.7 million impairment charge related to the closure and planned sale of Pamida’s Bethany Distribution Center and a $2.1 million impairment charge for an office building held for sale. ShopKo Retail selling, general and administrative expenses were 16.6% and 18.2% of net sales in fiscal 2001 and fiscal 2000, respectively. Comparable amounts for Pamida Retail were 20.0% for both fiscal 2001 and fiscal 2000. The improvement in the ShopKo Retail segment and on a consolidated basis is primarily due to savings related to corporate restructuring initiatives.

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

Net interest expense for the 52 weeks ended February 2, 2002 was $65.8 million, or 1.9% of net sales, compared to $66.0 million, or 1.9% of net sales, for fiscal 2000.

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

Management believes its application of applicable accounting policies, and the estimates inherently required therein, are reasonable. Management periodically reevaluates these accounting policies and estimates in the preparation of our financial statements and makes adjustments when facts and circumstances dictate a change. We have identified certain critical accounting policies which are described below.

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

Restructuring Reserve.    In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million, including $67.6 million related to inventory and property write-downs, $45.8 million related to lease termination and property carrying costs, and $11.6 million for employee separation and other costs. The decision to close the facilities was based on management’s determination that the long term future economic cost of continuing to operate such facilities would be more costly than closing them. The Company closed all 23 stores and the distribution center in fiscal 2001 and the inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties covered by the restructuring reserve, six were disposed of in fiscal 2001, nine were disposed of in fiscal 2002 and nine remain undisposed.

The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management’s estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company’s intention has been, and continues to be, to relieve all obligations associated with the closed facilities. Due to continuing softness in the retail climate in general, as well as a growing number of vacant retail properties coming on the market as the Company’s competitors continue to restructure and downsize their operations, in the fourth quarter of fiscal 2002 the Company utilized a real estate consulting firm to evaluate the lease obligations of the remaining four closed stores and potential sales prices for the remaining five owned closed store properties. Based on this evaluation, the Company lowered the estimated valuations of the properties and believes disposition of some properties may take longer than originally estimated. As a result, the Company took a $5.6 million pre-tax additional impairment charge on the owned properties and a $0.4 million additional charge for future lease obligations on the leased properties in the fourth quarter of fiscal 2002.

As of February 1, 2003, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $15.1 million and the remaining property write-down reserve was $16.1 million. With the adjustments described above, the Company believes the reserves are adequate. The Company continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, due to a soft retail real estate market and the number of available properties on the market, sales of owned stores and lease terminations have been slower than anticipated. Accordingly, the level of reserves could prove to be inadequate such that additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

Vendor Allowances.    The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions of cost of merchandise sold. Vendor allowances received for advertising or fixturing programs reduce the Company’s expense for the related advertising or fixturing program.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $195.0 million, $237.7 million and $35.2 million in fiscal 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 resulted primarily from a diminished rate of inventory reduction (a decrease of $51.2 million in fiscal 2002 versus a decrease of $100.0 million in 2001). The significant increase in fiscal 2001 was due to the Company’s efforts to reduce inventory levels (decrease of $100.0 million in fiscal 2001, versus an increase of $69.7 million in fiscal 2000). The Company finances a significant portion of its operations through vendor financing. As of February 1, 2003, accounts payable totaled $241.2 million. The Company currently maintains favorable terms with its vendors, however these terms could be impacted based on the Company’s future operating performance.

As of February 1, 2003, the Company had $248.6 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from August 2003 to March 2022, with approximately $149.0 million principal amount of Senior Unsecured Notes maturing between August 2003 and November 2004. A more detailed description of these notes is contained in Note E of the Notes to the Consolidated Financial Statements. Subject to certain limitations set forth in our Secured Credit Facility (described below), proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility. The Company anticipates funding the retirement of the notes due August 2003 through a combination of operating cash flow and available borrowings under the Secured Credit Facility. During fiscal 2002, the Company repurchased $23.7 million in principal amount of the outstanding Senior Unsecured Notes, $10.8 million due in 2003 and $12.9 million due in 2004. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any obligation in excess of $25 million.

In addition to the Senior Unsecured Notes, the Company had $40.0 million outstanding under its Secured Credit Facility as of the end of fiscal 2002 compared to $147.8 million outstanding as of the end of fiscal 2001. On March 12, 2001, the Company entered into a $600.0 million senior secured revolving credit and term loan facility (“Secured Credit Facility”), which is secured by the Company’s inventory and accounts receivable. The Secured Credit Facility provided for revolving credit borrowings of up to $500.0 million and a term loan of $100.0 million, both of which bear interest at the bank’s base rate plus a margin of 0.0% to 0.5% or the Eurodollar rate plus a margin of 2.0% to 2.5%, depending on borrowing availability under the facility and the Company’s operating cash flow. On December 10, 2002, the Company voluntarily terminated the term loan portion of the Secured Credit Facility, reducing the overall commitment under the facility from $600.0 million to $500.0 million.

The Secured Credit Facility terminates March 12, 2004, but the facility may be extended for an additional year at the Company’s option subject to certain conditions. The Secured Credit Facility prohibits the payment of dividends, limits new indebtedness, repurchases of common stock and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10 million is accelerated. During fiscal 2002 and 2001 and giving effect to the write-down of goodwill pursuant to SFAS No. 142, the Company was in compliance with all covenants in the Secured Credit Facility.

During the first quarter of fiscal 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25-year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The loan was used to retire five lease liabilities associated with closed stores controlled by affiliates of the lender, to provide additional liquidity, and to add a layer of longer term debt to the Company’s capital structure.

The following schedule sets forth the Company’s contractual obligations and commercial commitments as of February 1, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-Term Debt	$303,675	$90,024	$61,489	$5,542	$146,620
Capital Lease Obligations(1)	200,224	16,390	31,297	27,423	125,114
Operating Leases(2)	184,901	20,005	33,916	30,459	100,521

Total Contractual Cash Obligations	$688,800	$126,419	$126,702	$63,424	$372,255

(1)	Capital lease obligations represent the total minimum future obligations inclusive of interest.
(2)	Operating leases are the aggregate future payments for operating leases as of February 1, 2003, including closed stores.

The Company believes that the Secured Credit Facility and expected cash from operations, together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2003. However, if the Company’s operating results were to deteriorate significantly for whatever reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems, which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has a significant amount of debt obligations maturing in the period from August 2003 to November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company’s results of operations and financial condition will be materially adversely affected.

Capital Expenditures and Acquisitions

The Company spent $30.9 million on capital expenditures in fiscal 2002, compared to $17.2 million in fiscal 2001 and $196.2 million in fiscal 2000. The following table sets forth the components of capital expenditures and acquisitions (in millions):

	Fiscal Years Ended
	Feb. 1, 2003 (52 Weeks)	Feb. 2, 2002 (52 Weeks)	Feb. 3, 2001 (53 Weeks)
Capital Expenditures
New stores	$0.0	$0.9	$68.6
Remodeling and refixturing	18.7	3.1	47.6
Distribution centers	0.3	2.8	57.8
Management information and point-of-sale equipment and systems	11.3	5.8	20.9
Other	0.6	4.6	1.3

Total	$30.9	$17.2	$196.2

Acquisitions			$2.1

The Company’s projected capital expenditures for fiscal 2003 are $70.0 to $80.0 million, which will be primarily focused on store remodels (including new merchandise initiatives), general maintenance (including technology enhancements), pharmacy business expansion and initial development for a 2004 new store opening program.

Inflation

Inflation has and is expected to have only a minor effect on the results of the Company’s operations and internal and external sources of liquidity.

Recent Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”), issued EITF Issue No. 02-16, “Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor”, applicable to fiscal years beginning after December 15, 2002. Issue No. 02-16 provides accounting guidance on how a customer, including a reseller, should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. The Company has not completed the process of evaluating the impact of EITF Issue 02-16. However, the Company does not expect that its adoption in fiscal 2003 will have a material impact on its consolidated financial statements, but it may change the classification of some consideration received from vendors within the Consolidated Statements of Operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of February 1, 2003, the Company has not elected to expense stock options. The potential impact on consolidated financial statements of expensing of stock options is disclosed in Note A of the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that guarantors record the fair value of its obligations under certain guaranties and requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not expect the adoption of this FASB Interpretation to have a material impact on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. During fiscal 2002, based on the analysis of an independent appraiser, the Company completed its assessment of the impairment of goodwill of the Pamida Retail segment in accordance with the guidelines provided by SFAS No. 142. The fair value of the Pamida Retail segment was determined by the appraiser based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million related to the write down of all goodwill recorded on the Company’s balance sheet, all of which related to the Pamida Retail segment. The Company has received a report from an independent appraiser containing an analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida Retail segment. No impairment was recorded as a result of this assessment.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Because of the level of variable interest rate debt in the Company’s capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At February 1, 2003, the Company had $40.0 million of variable rate debt outstanding with a weighted average interest rate of 3.54%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. During fiscal 2002, the monthly average amount borrowed under the variable rate credit facilities was approximately $140.1 million, and the weighted average interest rate was 4.07%. If the weighted average interest rate were to increase by 10.0% for fiscal 2002, net income would have decreased by approximately $0.3 million.

At February 1, 2003, the Company had fixed-rate long-term debt totaling $303.7 million. As these instruments are fixed-rate, they do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. In general, fluctuation in the market value of these instruments based on fluctuation in interest rates would impact the Company’s earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Management continually monitors the interest rate environment with the objective of lowering borrowing costs without subjecting the Company to excessive exposure to fluctuating interest rates.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedule, together with the independent auditors’ report, are included on pages 35 to 55 and are incorporated by reference herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information called for by Item 10, as to Directors of the Registrant and the information required by Items 401 and 405 of Regulation S-K, is incorporated herein by reference to the Registrant’s definitive Proxy Statement dated April 28, 2003 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I above.

Item 11.    Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the Registrant’s definitive Proxy Statement dated April 28, 2003 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated herein by reference to the Registrant’s definitive Proxy Statement dated April 28, 2003 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to the Registrant’s definitive Proxy Statement dated April 28, 2003 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Shareholders.

PART IV

Item 14.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC. Within the 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.     Consolidated Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 34, the Independent Auditors’ Report on page 35 and the Consolidated Financial Statements on pages 36 to 54, all of which are incorporated herein by reference.

2.     Financial Statement Schedule:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 34 and the Financial Statement Schedule on page 55, all of which are incorporated herein by reference.

3.     Exhibits:

See “Exhibit Index” on pages 59 to 62, which is incorporated herein by reference.

Pursuant to Regulation S-K, Item 601(b) (4) (iii), the Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b)	Reports on Form 8-K:

The Registrant filed Current Reports on Form 8-K with respect to the fourth fiscal quarter of fiscal 2002 as follows:

1.	Form 8-K dated January 7, 2003, with respect to Item 5. Other Events, regarding the appointment of Richard A. Zona to its board of directors effective January 6, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries

Independent Auditors’ Report	35

Consolidated Statements of Operations for each of the three years in the period ended February 1, 2003	36

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002	37

Consolidated Statements of Cash Flows for each of the three years in the period ended February 1, 2003	38

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended February 1, 2003	39

Notes to Consolidated Financial Statements	40-54

Index to Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	55

All other schedules are omitted because they are not applicable or not required.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

ShopKo Stores, Inc.:

We have audited the consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year (52 weeks) ended February 1, 2003, the year (52 weeks) ended February 2, 2002 and the year (53 weeks) ended February 3, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for the year (52 weeks) ended February 1, 2003, the year (52 weeks) ended February 2, 2002 and the year (53 weeks) ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

March 12, 2003

SHOPKO STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	February 1, 2003 (52 Weeks)	February 2, 2002 (52 Weeks)	February 3, 2001 (53 Weeks)
Revenues:
Net sales	$3,240,187	$3,373,935	$3,517,112
Licensed department rentals and other income	12,622	13,054	13,423

	3,252,809	3,386,989	3,530,535
Costs and Expenses:
Cost of sales, including restructuring charge of $10,447 in fiscal 2000	2,406,887	2,567,800	2,652,155
Selling, general and administrative expenses	635,909	611,930	673,542
Special charges	0	0	9,224
Restructuring charge	6,030	0	114,585
Depreciation and amortization expenses	83,337	91,662	94,079

	3,132,163	3,271,392	3,543,585
Earnings (loss) from operations	120,646	115,597	(13,050)
Interest expense—net	52,264	65,765	65,961

Earnings (loss) from continuing operations before income taxes	68,382	49,832	(79,011)
Provision (credit) for income taxes	27,149	21,615	(29,036)

Earnings (loss) from continuing operations	41,233	28,217	(49,975)

Discontinued operations:
Earnings from discontinued operations, net of income taxes of $1,201	0	0	1,567
Gain on sale of discontinued business, net of income taxes of $14,496	0	0	32,590

Earnings (loss) before accounting change	41,233	28,217	(15,818)
Cumulative effect of accounting change	(186,052)	0	0

Net earnings (loss)	$(144,819)	$28,217	$(15,818)

Earnings (loss) per share of common stock:
Basic:
Earnings (loss) from continuing operations	$1.43	$0.98	$(1.72)
Earnings from discontinued operations	0	0	0.05
Gain on sale of discontinued business	0	0	1.12
Cumulative effect of accounting change	(6.46)	0	0

Net earnings (loss)	$(5.03)	$0.98	$(0.55)

Diluted:
Earnings (loss) from continuing operations	$1.41	$0.98	$(1.72)
Earnings from discontinued operations	0	0	0.05
Gain on sale of discontinued business	0	0	1.12
Cumulative effect of accounting change	(6.36)	0	0

Net earnings (loss)	$(4.95)	$0.98	$(0.55)

Weighted average number of common shares outstanding—basic	28,791	28,699	29,014
Weighted average number of common shares outstanding—diluted	29,218	28,838	29,014

See notes to consolidated financial statements.

SHOPKO STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 1, 2003	February 2, 2002
Assets
Current assets:
Cash and cash equivalents	$33,753	$30,169
Receivables, less allowance for losses of $2,611 and $3,220, respectively	49,509	48,738
Merchandise inventories	562,731	613,911
Other current assets	13,745	15,840

Total current assets	659,738	708,658

Other assets and deferred charges	12,570	11,185
Intangible assets—net	20,475	22,119
Goodwill	0	186,052
Property and equipment—net	812,184	892,022

Total assets	$1,504,967	$1,820,036

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$40,022	$47,808
Accounts payable—trade	241,166	255,630
Accrued compensation and related taxes	44,957	45,145
Deferred taxes and other accrued liabilities	128,809	143,906
Accrued income and other taxes	49,998	23,249
Current portion of long-term obligations and leases	95,554	79,942

Total current liabilities	600,506	595,680

Long-term obligations and leases, less current portions	319,577	505,467
Other long-term obligations	16,744	6,199
Deferred income taxes	19,769	22,642
Shareholders’ equity:
Preferred stock; none outstanding	0	0
Common stock; shares issued, 30,974 at February 1, 2003 and 30,628 at February 2, 2002	310	306
Additional paid-in capital	389,177	384,745
Retained earnings	199,134	345,247
Less treasury stock—at cost; 1,904 shares	(40,250)	(40,250)

Total shareholders’ equity	548,371	690,048

Total liabilities and shareholders’ equity	$1,504,967	$1,820,036

See notes to consolidated financial statements.

SHOPKO STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	February 1, 2003 (52 Weeks)	February 2, 2002 (52 Weeks)	February 3, 2001 (53 Weeks)
Cash flows from operating activities:
Earnings (loss) from continuing operations	$41,233	$28,217	$(49,975)
Adjustments to reconcile earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	83,337	91,662	94,079
Provision for losses on receivables, net of recoveries	578	394	618
(Gain) / Loss on the sale of property and equipment	2,188	(974)	(306)
Restructuring charge	6,030	0	125,032
Impairment charges	147	4,825	0
Deferred income taxes	7,079	23,425	(19,343)
Change in assets and liabilities (excluding effects of business acquisitions):
Receivables	(1,349)	8,449	(1,739)
Merchandise inventories	51,180	100,014	(69,657)
Other current assets	2,095	(2,630)	53
Other assets and intangibles	623	11,054	(15,393)
Accounts payable	(14,464)	(22,545)	(51,196)
Accrued liabilities	16,310	(4,170)	23,054

Net cash provided by operating activities of continuing operations	194,987	237,721	35,227
Net cash flows from discontinued operations	0	0	(28,061)

Cash flows from investing activities:
Payments for property and equipment	(30,880)	(17,198)	(196,247)
Proceeds from the sale of property and equipment	11,876	14,857	4,500
Proceeds from the sale of discontinued business	0	0	143,381
Business acquisitions, net of cash acquired	0	0	(2,070)

Net cash used in investing activities	(19,004)	(2,341)	(50,436)

Cash flows from financing activities:
Net proceeds from debt borrowings	37,471	147,808	117,000
Net payments of debt and capital lease obligations	(210,316)	(380,190)	(58,582)
Debt issuance costs	(1,380)	(8,163)	(924)
Change in common stock from stock options	1,826	0	2,892
Purchase of treasury stock	0	0	(20,222)

Net cash provided by / (used in) financing activities	(172,399)	(240,545)	40,164

Net increase / (decrease) in cash and cash equivalents	3,584	(5,165)	(3,106)
Cash and cash equivalents at beginning of year	30,169	35,334	38,440

Cash and cash equivalents at end of year	$33,753	$30,169	$35,334

Supplemental cash flow information:
Noncash investing and financial activities—
Capital lease obligations incurred	$18	$78	$42,364
Capital lease obligations terminated	$11,000	$0	$0
Cash paid (refunds received) during the period for:
Interest	$49,661	$65,258	$66,147
Income taxes	$(4,410)	$3,867	$24,473

See notes to consolidated financial statements.

SHOPKO STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount	Shares	Amount
Balances at January 29, 2000	30,400	$304	$381,354	$332,872	(816)	$(20,028)	29,584	$694,502
Net loss				(15,818)				(15,818)
Sale of common stock under option plans	203	2	2,890				203	2,892
Income tax benefit related to stock options			319					319
Restricted stock expense				74				74
Purchase of treasury stock					(1,088)	(20,222)	(1,088)	(20,222)

Balances at February 3, 2001	30,603	306	384,563	317,128	(1,904)	(40,250)	28,699	661,747
Net earnings				28,217				28,217
Issuance of restricted stock	25		182	(182)			25	0
Restricted stock expense				84				84

Balances at February 2, 2002	30,628	306	384,745	345,247	(1,904)	(40,250)	28,724	690,048
Net loss				(144,819)				(144,819)
Sale of common stock under option plans	229	3	1,823				229	1,826
Income tax benefit related to stock options			774					774
Issuance of restricted stock	117	1	1,835	(1,836)			117	0
Restricted stock expense				542				542

Balances at February 1, 2003	30,974	$310	$389,177	$199,134	(1,904)	$(40,250)	29,070	$548,371

See notes to consolidated financial statements.

SHOPKO STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include the accounts of ShopKo Stores, Inc. and its majority owned subsidiaries (“ShopKo” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

ShopKo is engaged in the business of providing general merchandise and retail health services through its two retail store chains. ShopKo Retail stores are operated in the Midwest, Western Mountain and Pacific Northwest states. Pamida, Inc. (“Pamida”) Retail stores are operated in the Midwest, North Central and Rocky Mountain states.

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

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company’s inventories would have been higher by approximately $2.9 million at February 2, 2002. There was no difference between the LIFO and FIFO cost methods at February 1, 2003.

Property and Equipment—Net

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

The components of property and equipment are:

	Feb. 1, 2003	Feb. 2, 2002
	(In thousands)
Property and equipment at cost:
Land	$125,505	$128,347
Buildings	667,783	675,079
Equipment	551,325	538,231
Leasehold improvements	72,482	71,497
Property under construction	3,057	1,133
Property under capital leases	132,711	142,932

	1,552,863	1,557,219

Less accumulated depreciation and amortization:
Property and equipment	677,487	611,637
Property under capital leases	46,063	40,216
Less reserve for impairment on assets to be disposed	17,129	13,344

Net property and equipment	$812,184	$892,022

Goodwill and Intangible Assets—Net

Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, as discussed below, goodwill and trademarks were amortized using the straight-line method over 15 to 40 years. The Company’s intangible assets are composed of assets with finite and indefinite lives. Intangible assets with finite lives are amortized using the straight-line method. Underwriting and issuance costs of long-term obligations are amortized over the term of the obligations. Customer lists are generally amortized over 15 years.

The Company adopted SFAS No. 142 effective February 3, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations.

The following table summarizes goodwill and intangible assets by major asset class as of February 1, 2003 and February 2, 2002:

	February 1, 2003				February 2, 2002
	Gross Carrying Amount		Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill (Pamida retail segment)	$		$		$198,696	$(12,644)

Intangible assets with indefinite lives:
Trademark		$7,800		$(506)	$7,800	$(506)

Intangible assets with finite lives:
Debt issuance costs		$10,609		$(6,071)	$11,403	$(4,693)
Customer lists and other*		16,735		(8,092)	14,479	(6,364)

		$27,344		$(14,163)	$25,882	$(11,057)

*	Customer lists and other is principally composed of lists of prescription drug customers that the Company has acquired through its retail health operations.

Amortization expense was $5.3 million and $9.3 million for fiscal 2002 and 2001, respectively. Estimated fiscal year amortization expense will be as follows: 2003 - $3.6 million; 2004 - $1.4 million; 2005 - $1.2 million; 2006 - $1.0 million; 2007 - $0.9 million.

Impairment of Long Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to its fair value, determined based on appraised values or as the present value of the cash flows using discounted rates that reflect the inherent risks of the underlying business. In the fourth quarter of fiscal 2001, the Company recorded in selling, general and administrative expense, an impairment charge of $2.7 million associated with the decision to close the Bethany Distribution Center in the first quarter of fiscal 2002, as well as a charge of $2.1 million for the impairment of an office building held for sale. Both of the facilities were disposed in the first quarter of fiscal 2002. In the opinion of management, except for assets identified herein and as disclosed in Note C of the Notes to the Consolidated Financial Statements, no such impairment existed as of February 1, 2003 or February 2, 2002.

Revenue Recognition

Revenues from the Company’s retail stores are recognized at the time customers take possession of merchandise purchased or services are rendered, net of estimated returns, which are based on historical experience. Revenues from licensed departments are recorded at the net amounts to be received from licensees.

Vendor Allowances

The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions of cost of merchandise sold. Vendor allowances received for advertising or fixturing programs reduce the Company’s expense for the related advertising or fixturing program.

Advertising

The Company expenses advertising costs, net of vendor reimbursements, in the period incurred. Advertising expense was $26.0 million, $18.3 million and $31.1 million in fiscal 2002, 2001 and 2000, respectively.

Stock-based Employee Compensation Plans

At February 1, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note G. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to transaction, the Company’s ownership interest in ProVantage was reduced to 64.5%. ProVantage provided health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services.

stock-based employee compensation. The expense associated with restricted stock awards has not been separately identified in the following table, as the expense would be the same under either standard.

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net earnings (loss) as reported	$(144,819)	$28,217	$(15,818)
Deduct: Total stock-based employee compensation expense determined under fair value method for all option awards, net of related tax effects	(1,340)	(1,253)	(1,081)

Pro forma net earnings (loss)	$(146,159)	$26,964	$(16,899)

Net Earnings (loss) per share:
Basic—as reported	$(5.03)	$0.98	$(0.55)
Basic—pro forma	$(5.08)	$0.94	$(0.59)

Diluted—as reported	$(4.95)	$0.98	$(0.55)
Diluted—pro forma	$(5.00)	$0.96	$(0.59)

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

Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. During fiscal 2002, 2001 and 2000, options to purchase 1,654,646 shares, 2,071,525 shares and 2,155,333 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

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

Discontinued Operations

On July 19, 1999, ProVantage Health Services, Inc. (“ProVantage”), a then wholly-owned subsidiary of the Company, completed an initial public offering of its common shares. As a result of this

On June 16, 2000, the Company sold its remaining interest in ProVantage pursuant to a tender offer by a third party to acquire all of the outstanding shares of ProVantage, for proceeds of approximately $143.4 million, resulting in a gain of $32.6 million, net of income taxes.

The results of operations of ProVantage have been presented as discontinued operations. Net sales of ProVantage for the 20 weeks ended June 17, 2000 were $397.9 million.

Litigation

In the normal course of business, the Company has been named as a defendant in various lawsuits. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial statements of the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”), issued EITF Issue No. 02-16, “Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor”, applicable to fiscal years beginning after December 15, 2002. Issue No. 02-16 provides accounting guidance on how a customer, including a reseller, should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. The Company has not completed the process of evaluating the impact of EITF Issue 02-16. However, the Company does not expect that its adoption in fiscal 2003 will have a material impact on its consolidated financial statements, but it may change the classification of some consideration received from vendors within the Consolidated Statements of Operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of February 1, 2003, the Company has not elected to expense stock options. The potential impact on consolidated financial statements of expensing of stock options is disclosed in a preceding section of Note A.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that guarantors record the fair value of its obligations under certain guarantees and requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not expect the adoption of this FASB Interpretation to have a material impact on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. During fiscal 2002, based on the analysis of an independent appraiser, the Company completed its assessment of the impairment of goodwill of the Pamida Retail segment in accordance with the guidelines provided by SFAS No. 142. The fair value of the Pamida Retail segment was determined by the appraiser based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million related to the write down of all goodwill recorded on the Company’s balance sheet, all of which related to the Pamida Retail segment. The Company has received a report from an independent appraiser containing an analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida Retail segment. No impairment was recorded as a result of this assessment.

The results for periods prior to adoption of SFAS No. 142 have not been restated. The following table reflects consolidated results from operations for fiscal 2001 and 2000 as if the adoption of SFAS No. 142 had occurred on January 30, 2000.

	Fiscal Years Ended
	February 2, 2002	February 3, 2001
	(In thousands, except per share data)
Earnings (loss) from continuing operations:
Reported earnings (loss) before accounting change	$28,217	$(49,975)
Goodwill and trademark amortization, net of tax	5,082	5,056

Pro forma	$33,299	$(44,919)

Basic earnings (loss) per share from continuing operations:
Earnings (loss) before accounting change:
As reported	$0.98	$(1.72)
Goodwill and trademark amortization, net of tax	0.18	0.17

Pro forma	$1.16	$(1.55)

Diluted earnings (loss) per share from continuing operations:
Earnings (loss) before accounting change:
As reported	$0.98	$(1.72)
Goodwill and trademark amortization, net of tax	0.18	0.17

Pro forma	$1.16	$(1.55)

B.    Acquisition

On June 29, 2000, the Company acquired all of the outstanding stock of P.M. Place Stores (“Places”) for $2.1 million in cash and approximately $28.8 million in assumed debt and accrued liabilities. Places was headquartered in Bethany, Missouri and operated discount stores in Missouri, Iowa, Kansas and Illinois. The pro forma effect of this acquisition was not material to the Company’s consolidated statements of operations.

C.    Restructuring Reserve

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce. In connection with the reorganization plan, the Company incurred a pre-tax charge of $125.0 million, including $67.6 million related to inventory and property write-downs, $45.8 million related to lease termination and property carrying costs, and $11.6 million for employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000. All stores and the distribution center were closed and approximately 2,500 employees were terminated in the first quarter of fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. For balance sheet reporting, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses as a current liability and the remainder ($14.0 million) is recorded in other long-term obligations at February 1, 2003.

During fiscal 2002, eight leases were terminated and one owned property was sold. There are nine remaining properties covered by the restructuring reserve. Due to continuing softness in the retail climate in general, as well as a growing number of vacant retail properties coming on the market as the Company’s competitors continue to restructure and downsize their operations, in the fourth quarter of 2002, the Company utilized a real estate consulting firm to evaluate the lease obligations of the remaining four closed stores and potential sales prices for the five closed store properties that are owned by the Company. Based on this evaluation, the Company lowered the estimated valuations of the properties and believes disposition of some properties may take longer than originally estimated. As a result, the Company recorded a $5.6 million pre-tax additional impairment charge on the owned properties and a $0.4 million additional charge for future lease obligations on the leased properties.

As of February 1, 2003, the remaining reserve for lease terminations and related property carrying costs, as well as other costs, was $15.1 million and the remaining property write-down reserve was $16.1 million. With the adjustments described above, the Company believes the reserves are adequate. The Company continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, due to a soft retail real estate market and the number of available properties on the market, sales of owned stores and lease terminations have been slower than anticipated. Accordingly, the level of reserves could prove to be inadequate such that additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

Following is an analysis of the change in the restructuring reserve (in thousands) during fiscal 2001 and 2002:

	Lease Termination and Property Carrying Costs	Employee Separation Costs	Other Costs
Balance as of Feb. 3, 2001	$45,752	$9,134	$1,300
Cash Payments	(13,691)	(7,282)	(1,072)
Other Adjustments	731	(1,852)	0

Balance as of Feb. 2, 2002	$32,792	$0	$228

Additions	439		0
Cash Payments	(18,260)		(113)
Other Adjustments	0		0

Balance as of Feb. 1, 2003	$14,971	$0	$115

Net sales of the stores closed totaled $56.0 and $208.9 million in fiscal 2001 and 2000, respectively.

D.    Short-Term Debt

The Company had outstanding $40.0 million and $47.8 million under the revolving credit portion of its Secured Credit Facility (see Note E), as of February 1, 2003 and February 2, 2002, respectively. The related weighted average interest rates on borrowings outstanding at February 1, 2003 and February 2, 2002 were 3.5% and 4.2%, respectively.

The Company also authorizes letters of credit to be issued during the ordinary course of business as required by foreign vendors. As of February 1, 2003 and February 2, 2002, the Company had outstanding letters of credit for $15.8 million and $19.8 million, respectively.

E.    Long-Term Obligations and Leases

	Feb. 1, 2003	Feb. 2, 2002
	(in thousands)
Senior Unsecured Notes, 9.0% due November 15, 2004, less unamortized discount of $8 and $12, respectively	$59,797	$72,698

Senior Unsecured Notes, 8.5% due March 15, 2002	0	70,207
Senior Unsecured Notes, 9.25% due March 15, 2022, less unamortized discount of $366 and $386, respectively	99,634	99,614
Senior Unsecured Notes, 6.5% due August 15, 2003, less unamortized discount of $13 and $42, respectively	89,182	99,958
Secured Credit Facility—term loan, 5.3% at February 2, 2002	0	100,000
Mortgage and other obligations	55,062	15,637
Capital lease obligations	111,456	127,295

	415,131	585,409
Less current portion	95,554	79,942

Long-term obligations	$319,577	$505,467

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

On March 12, 2001, the Company entered into a $600.0 million senior secured revolving credit and term loan facility (the “Secured Credit Facility”). The Secured Credit Facility, which terminates on March 12, 2004, provided for revolving credit loans of up to $500.0 million and a term loan of $100.0 million, and may be extended for an additional year at the Company’s option, subject to certain conditions. On December 10, 2002, the Company voluntarily terminated the term loan portion of the Secured Credit Facility, reducing the overall commitment under the facility from $600.0 million to $500.0 million. Amounts available under the Senior Credit Facility are limited based on a percentage of inventory and accounts receivable. A total of $300.2 million was available as of February 1, 2003. Borrowings under the facility are secured by accounts receivable and inventory and bear interest at the bank’s base rate plus a margin of 0.0% to 0.5% or the Eurodollar rate plus a margin of 2.0% to 2.5%, depending on borrowing availability under the facility and the Company’s operating cash flow. The Secured Credit Facility prohibits the payment of dividends, limits new indebtedness, repurchases of common stock and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows.

During the first quarter of fiscal 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25-year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The loan was used to retire five lease liabilities associated with closed stores controlled by affiliates of the lender, to provide additional liquidity, and to add a layer of longer term debt to the Company’s capital structure.

The interest rates on the mortgage and other obligations range from 5.4% to 11.0% with maturities ranging from October 2003 to March 2012 and are collateralized by property with a net book value of $60.6 million at February 1, 2003.

Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended February 1, 2003 are as follows (in thousands):

Fiscal Year	Long-Term Obligations
2003	$90,024
2004	60,612
2005	877
2006	960
2007	4,582
Later	146,620

Total maturities	$303,675

The Company leases certain stores and equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase. In addition to its capital leases, the Company is obligated under operating leases, primarily for land, buildings and computer equipment.

Minimum future obligations under capital and operating leases in effect at February 1, 2003 are as follows (in thousands):

Fiscal Year	Capital Lease Obligations	Operating Lease Obligations (1)
2003	$16,390	$17,918
2004	16,003	15,830
2005	15,294	14,051
2006	13,856	13,601
2007	13,567	13,247
Later	125,114	85,477

Total minimum future obligations	200,224	$160,124

Less interest	(88,768)

Present value of minimum future obligations	$111,456

(1)	Operating lease obligations excluding closed stores.

The present values of minimum future obligations shown above are calculated based on interest rates ranging from 6.5% to 16.4% for capital leases determined to be applicable at the inception of the capital leases.

Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.8 million in fiscal 2002, $0.8 million in fiscal 2001 and $1.0 million in fiscal 2000. Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $17.8, $19.9 and $26.1 million in fiscal 2002, 2001 and 2000, respectively. Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the term of the leases.

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $10.9 million as of February 1, 2003. The Company also indemnifies its directors for claims that may arise in performing their duties as directors of the Company. There are no specified limits as to the exposure of the Company, however, the Company does insure against this exposure with reputable insurance providers in amounts deemed sufficient to cover any reasonable risk of loss.

F.    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For balance sheet reporting purposes, the current deferred tax liability of $29.8 million and $19.9 million at February 1, 2003 and February 2, 2002, respectively, is included in deferred taxes and other accrued liabilities.

Components of the Company’s net deferred tax liability are as follows (in thousands):

	2002	2001
Deferred tax liabilities:
Property and equipment	$41,743	$44,220
Intangibles	8,441	10,535
Inventory valuation	48,431	36,020
Other	5,337	5,667

Total deferred tax liabilities	103,952	96,442

Deferred tax assets:
Reserves and allowances	(26,308)	(24,298)
Restructuring and impairment reserves	(9,332)	(14,959)
Capital leases	(10,416)	(9,290)
Compensation and benefits	(8,335)	(5,413)

Total deferred tax assets	(54,391)	(53,960)

Net deferred tax liability	$49,561	$42,482

The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision (credit) for federal and state income taxes related to continuing operations includes the following (in thousands):

	2002	2001	2000
Current
Federal	$17,892	$(967)	$(8,699)
State	2,178	(843)	(994)
Deferred	7,079	23,425	(19,343)

Total provision (credit)	$27,149	$21,615	$(29,036)

The effective tax rate related to continuing operations varies from the statutory federal income tax rate for the following reasons:

	2002	2001	2000
Statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefits	4.1	4.6	(3.7)
Goodwill	0.0	3.6	2.4
Other	0.6	0.2	(0.4)

Effective income tax rate (benefit)	39.7%	43.4%	(36.7)%

G.    Preferred and Common Stock

The Company has 20,000,000 shares of $0.01 preferred stock authorized but unissued. There are 75,000,000 shares of $0.01 par value common stock authorized.

The Company’s Stock Option Plans and Stock Incentive Plans allow the granting of stock options and other equity-based awards to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has 570,985 shares available for issuance under the plans as of February 1, 2003. Options vest generally over two to five years. Most stock options vest immediately upon a change of control.

Option activity is summarized as follows (shares/options in thousands):

	Shares	Price Range	Weighted Ave. Exercise Price
Outstanding, January 29, 2000	2,638	$10.00 - $37.63	$22.62
Granted	800	5.31 - 18.19	8.37
Exercised	(203)	10.00 - 17.88	14.26
Cancelled and forfeited	(429)	5.31 - 34.88	24.79

Outstanding, February 3, 2001	2,806	5.31 - 37.63	18.83
Granted	807	7.30 - 10.10	8.61
Exercised	0	N/A	N/A
Cancelled and forfeited	(546)	5.31 - 37.63	17.55

Outstanding, February 2, 2002	3,067	5.31 - 37.63	16.37
Granted	684	11.70 - 19.85	14.29
Exercised	(229)	5.31 - 17.06	16.49
Cancelled and forfeited	(412)	5.31 - 36.44	16.17

Outstanding February 1, 2003	3,110	$5.31 - $37.63	$16.55

	Options Exercisable	Weighted Ave. Exercise Price
February 1, 2003	1,729	$19.32
February 2, 2002	1,347	20.36
February 3, 2001	988	19.10

The following tables summarize information about stock options outstanding at February 1, 2003 (shares in thousands):

	Options Outstanding
Range of Exercise Prices	Shares Outstanding at Feb. 1, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.31 to $15.00	1,609	8.4 years	$9.90
15.88 to 23.31	991	6.0	20.66
24.56 to 37.63	510	5.5	29.53

$5.31 to $37.63	3,110	7.2 years	$16.55

	Options Exercisable
Range of Exercise Prices	Shares Exercisable at Feb. 1, 2003	Weighted Average Exercise Price
$5.31 to $15.00	468	$8.41
15.88 to 23.31	820	20.39
24.56 to 37.63	441	28.90

$5.31 to $37.63	1,729	$19.32

The weighted average fair value of options granted was $7.54, $3.58 and $3.50 per share in fiscal 2002, 2001 and 2000, respectively. The fair value of stock options is computed as the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:

	2002	2001	2000
Risk-free interest rate	3.2%	4.3%	5.2%
Expected volatility	66.6%	59.3%	55.4%
Dividend yield	0.0%	0.0%	0.0%
Expected option life, standard option (years)	4.0	1.0 to 5.0	1.0 to 5.0

In fiscal 1993, the Company adopted a Restricted Stock Plan, which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. During fiscal 2002 and 2001, the Company issued 117,500 and 25,000 shares, respectively, of restricted stock with a fair value as of the grant date between $11.70 and $19.60 per share in fiscal 2002 and $7.30 per share in fiscal 2001. There were 142,500 shares and 25,000 shares of restricted stock outstanding at February 1, 2003 and February 2, 2002, respectively.

H.    Employee Benefits

Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan for ShopKo and Pamida employees was amended in fiscal 2001 and provides for two types of company contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to one hundred percent of the first 3 percent and fifty percent of the next 2 percent of compensation contributed by participating employees. The matching contribution in fiscal 2000 was equal to one-half of the first 6 percent of compensation for ShopKo employees and one-half of the first 5 percent of compensation for Pamida employees. Contributions were $14.3, $7.4 and $5.3 million for fiscal 2002, 2001 and 2000, respectively.

The Company also provides certain postretirement benefits, other than pensions. Costs associated with these benefits are accrued during the employee’s service period. The annual cost and accumulated benefit obligation associated with these benefits are not material.

I.    Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and short-term debt approximate their fair value. The fair values of the Company’s long-term obligations are estimated using quoted market values or discounted cash flow analysis based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

The carrying amounts and fair values of the Company’s long-term obligations (excluding capital leases) at February 1, 2003 and February 2, 2002 are as follows (amounts in thousands):

	February 1, 2003	February 2, 2002
Carrying amount	$303,675	$458,114
Fair value	299,832	399,652

J.    Business Segment Information

The Company’s reportable segments are based on the Company’s strategic business operating units, and include a ShopKo Retail segment (which includes ShopKo stores hardlines and softlines merchandise and Retail Health operations, comprised of pharmacy and optical centers) and a Pamida Retail segment (which includes Pamida stores hardlines and softlines merchandise and retail pharmacy operations).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Fiscal Years
	2002	2001	2000
Net sales
ShopKo Retail	$2,456,094	$2,538,920	$2,710,885
Pamida Retail	784,093	835,015	806,227

Total net sales	$3,240,187	$3,373,935	$3,517,112

Earnings (loss) from operations
ShopKo Retail	$147,075	$151,393	$118,735
Pamida Retail	11,256	(12,668)	23,150
Corporate(1)	(37,685)	(23,128)	(154,935)

Earnings (loss) from operations	$120,646	$115,597	$(13,050)

Depreciation and amortization expenses
ShopKo Retail	$60,051	$64,164	$70,602
Pamida Retail	22,641	26,693	22,350
Corporate	645	805	1,127

Total depreciation and amortization expenses	$83,337	$91,662	$94,079

Capital expenditures
ShopKo Retail	$22,742	$13,662	$110,089
Pamida Retail	8,073	3,485	84,769
Corporate	65	51	1,389

Total capital expenditures	$30,880	$17,198	$196,247

Category Sales Analysis:
ShopKo Retail
Hardlines	$1,302,926	$1,397,252	$1,539,642
Softlines	491,918	521,310	584,515
Retail Health	661,250	620,358	586,728

Total net sales	$2,456,094	$2,538,920	$2,710,885

Pamida Retail
Hardlines	$523,423	$579,080	$564,132
Softlines	137,201	150,822	157,309
Retail Pharmacy	123,469	105,113	84,786

Total net sales	$784,093	$835,015	$806,227

	As of February 1, 2003	As of February 2, 2002	As of February 3, 2001
Assets
ShopKo Retail	$1,075,964	$1,148,847	$1,300,080
Pamida Retail	410,634	653,492	704,202
Corporate	18,369	17,697	22,654

Total assets	$1,504,967	$1,820,036	$2,026,936

(1)	Included in Corporate are restructuring charges of $6.0 million and $125.0 million in fiscal 2002 and 2000, respectively, and special charges of $9.2 million in fiscal 2000.

K. Unaudited Quarterly Financial Information

Unaudited quarterly financial information is as follows:

	Fiscal Year Ended February 1, 2003
	First (13 Weeks)		Second (13 Weeks)	Third (13 Weeks)		Fourth (13 Weeks)(3)		Year (52 Weeks)
	(In thousands, except per share data)
Net sales	$728,764		$783,369	$769,610		$958,444		$3,240,187
Gross margin	184,925		199,467	190,903		258,005		833,300
Earnings from continuing operations	472		7,205	877		32,679	(3)	41,233	(3)

Net earnings (loss)	(185,580	)(1)	7,205	877		32,679	(3)	(144,819	)(1),(3)
Basic earnings from continuing operations per common share	$0.02		$0.25	$0.03		$1.13	(3)	$1.43	(3)
Diluted earnings from continuing operations per common share	$0.02		$0.25	$0.03		$1.12	(3)	$1.41	(3)
Weighted average shares—diluted	29,210		29,320	29,267		29,253		29,218

Price range per common share (2)	$22.48 - $12.51		$21.46 - $15.15	$17.00 - $11.00		$16.21 - $10.76		$22.48 - $10.76

	Fiscal Year Ended February 2, 2002
	First (13 Weeks)		Second (13 Weeks)	Third (13 Weeks)		Fourth (13 Weeks)		Year (52 Weeks)
	(In thousands, except per share data)
Net sales	$781,824		$791,181	$797,540		$1,003,390		$3,373,935
Gross margin	175,020		184,945	177,904		268,266		806,135
Earnings (loss) from continuing operations	(4,045)		2,594	(5,218)		34,886		28,217

Net earnings (loss)	(4,045)		2,594	(5,218)		34,886		28,217
Basic (loss) earnings from continuing operations per common share		$(0.14)	$0.09		$(0.18)	$1.22		$0.98
Diluted (loss) earnings from continuing operations per common share		$(0.14)	$0.09		$(0.18)	$1.21		$0.98
Weighted average shares—diluted	28,699		28,808	28,699		28,869		28,838

Price range per common share (2)	$10.70 - $7.35		$9.00 - $6.79	$9.74 - $7.20		$12.68 - $8.56		$12.68 - $6.79

(1)	Includes cumulative effect of a change in accounting principle for goodwill of $186,052 ($6.36 per dilutive share).
(2)	Price range per common share reflects the highest and lowest stock market prices on the New York Stock exchange during each quarter.
(3)	Includes pre-tax restructuring charge of $6.0 million.

ShopKo Stores, Inc. and Subsidiaries

Schedule II.    Valuation and Qualifying Accounts

	Balance At Beginning of Year	Charges to Costs & Expenses	Deductions (Additions)		Balance at End of Year
	(In thousands)
Year (53 weeks) ended February 3, 2001:
Allowance for losses	$2,713	$618	$969	*	$2,362
Inventory valuation reserves	2,400		1,585		815

Year (52 weeks) ended February 2, 2002:
Allowance for losses	$2,362	$394	$(464	)*	$3,220
Inventory valuation reserves	815		(1,765)		2,580

Year (52 weeks) ended February 1, 2003:
Allowance for losses	$3,220	$578	$1,187	*	$2,611
Inventory valuation reserves	2,580		282		2,298

*	Net of charges to accounts other than bad debt expense, primarily promotion and advertising.

Note: Schedule excludes accounts of discontinued operations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPKO STORES, INC. (Registrant)

Date: April 11, 2003	By:	/s/ SAM K. DUNCAN
Sam K. Duncan, Chief Executive Officer, President (Duly Authorized Officer of Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SAM K. DUNCAN Sam K. Duncan	Chief Executive Officer, President and Director	April 11, 2003

/s/ JEFFREY C. GIRARD Jeffrey C. Girard	Vice Chairman, Finance and Administration and Director	April 11, 2003

/s/ BRIAN W. BENDER Brian W. Bender	Senior Vice President, Chief Financial Officer	April 11, 2003

/s/ PETER J. O’DONNELL Peter J. O’Donnell	Principal Accounting Officer	April 11, 2003

/s/ JACK W. EUGSTER* Jack W. Eugster	Chairman of the Board	April 11, 2003

/s/ DALE P. KRAMER* Dale P. Kramer	Director	April 11, 2003

/s/ MARTHA A. MCPHEE* Martha A. McPhee	Director	April 11, 2003

/s/ JOHN G. TURNER* John G. Turner	Director	April 11, 2003

/s/ STEPHEN E. WATSON* Stephen E. Watson	Director	April 11, 2003

/s/ GREGORY H. WOLF* Gregory H. Wolf	Director	April 11, 2003

/s/ RICHARD A. ZONA* Richard A. Zona	Director	April 11, 2003

*	By Steven R. Andrews pursuant to Powers of Attorney.

CERTIFICATIONS

I, Sam K. Duncan, certify that:

1.	I have reviewed this annual report on Form 10-K of ShopKo Stores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

/s/ SAM K. DUNCAN
By: Title:	Sam K. Duncan Chief Executive Officer, President

I, Brian W. Bender, certify that:

1.	I have reviewed this annual report on Form 10-K of ShopKo Stores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

/s/ BRIAN W. BENDER
By: Title:	Brian W. Bender Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

SHOPKO STORES, INC.

10-K REPORT

Exhibit Number	Exhibit	Sequential Page Number In Manually Signed Original

2.1

Agreement and Plan of Merger dated as of May 10, 1999, by and among the Company, ShopKo Merger Corp. and Pamida Holdings Corporation, incorporated by reference to Exhibit 99(c) (1) to the Registrant’s Schedule 14D-1 filed May 17, 1999.

3.1	Amended and restated Articles of Incorporation of the Company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 22, 1998 (the “May 1998 Form 8-K”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the 13 weeks ended July 29, 2000.

4.1.1

Indenture dated as of March 12, 1992 between the Company and First Trust National Association, as trustee, with respect to senior notes due March 15, 2022 (“2022 Indenture”), incorporated by reference from the Registrant’s Form 10-K, Annual Report to the Securities and Exchange Commission for the 53 weeks ended February 29, 1992.

4.1.2	First Supplemental Indenture dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the 2022 Indenture, incorporated by reference to the May 1998 Form 8-K.

4.1.3

Indenture dated as of July 15, 1993 between the Company and First Trust National Association, as Trustee (“Senior Debt Indenture”), incorporated by reference from the Registrant’s Form 10-K, Annual Report to the Securities and Exchange Commission for the 52 weeks ended February 26, 1994.

4.1.4

First Supplemental Indenture, dated as of May 22, 1998, between the Company and U.S. Bank Trust, as Trustee, with respect to the Senior Debt Indenture, incorporated by reference to the May 1998 Form 8-K.

4.2

Rights Agreement between the Company and Norwest Bank Minnesota, National Association, dated as of July 3, 1992, as amended and restated as of September 24, 1997 (including form of preferred stock designation), (“Rights Agreement”) incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated September 29, 1997.

4.2.1	Rights Agreement Amendment, incorporated by reference to May 1998 Form 8-K.

4.3	Loan and Security Agreement dated as of March 9, 2001 (“Secured Credit Facility”) among ShopKo Stores, Inc., Pamida, Inc., subsidiaries

Exhibit Number	Exhibit	Sequential Page Number In Manually Signed Original

of ShopKo Stores, Inc., named therein, as guarantors, the banks, named therein, and Fleet Retail Finance Inc., as Administrative Agent, incorporated by reference from the Registrant’s Form 10-K, Annual Report to the Securities and Exchange Commission for the 53 weeks ended February 3, 2001.

4.4

Loan Agreement between ShopKo Stores, Inc. and Kimco Select Investments, dated March 27, 2002, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2002.

10.1	ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-42283). (1)

10.2

Amendment to Section 11 of ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference to the Registrant’s definitive Proxy Statement dated May 9, 1995 filed in connection with the Registrant’s 1995 Annual Meeting of Shareholders. (1)

10.3

Form of Stock Option Agreement and First Amendment thereto between the Company and certain Officers and Employees of the Company pursuant to the ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K, Annual Report to the Securities and Exchange Commission for the 52 weeks ended February 25, 1995. (1)

10.4

Alternative Form of Stock Option Agreement between the Company and certain Officers and Employees of the Company pursuant to the ShopKo Stores, Inc. 1991 Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K, Annual Report to the Securities and Exchange Commission for the 52 weeks ended February 25, 1995. (1)

10.5

ShopKo Stores, Inc. 1995 Stock Option Plan, incorporated by reference from the Registrant’s Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 12 weeks ended December 2, 1995. (1)

10.6

Form of Change of Control Severance Agreement between the Company and Certain Officers and Employees of the Company, incorporated by reference from the Registrant’s Form 10-K, Annual Report to the Securities and Exchange Commission for the 52 weeks ended February 25, 1995. (1)

10.7

Form of Indemnification Agreement between the Company and directors and certain officers of the Company, incorporated by reference to the Registrant’s Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 13 weeks ended August 1, 1998.

Exhibit Number	Exhibit	Sequential Page Number In Manually Signed Original

10.8

ShopKo Senior Officers Deferred Compensation Plan, amended and restated effective August 21, 2002, incorporated by reference from the Registrant’s Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 13 weeks ended November 2, 2002. (1)

10.9

ShopKo Directors Deferred Compensation Plan, amended and restated effective August 21, 2002, incorporated by reference to the Registrant’s Form 10-Q, Quarterly Report to the Securities and Exchange Commission for the 13 weeks ended November 2, 2002. (1)

10.10

ShopKo Stores, Inc. 1993 Restricted Stock Plan, as amended, incorporated by reference to the Registrant’s definitive Proxy Statement dated May 19, 1994 filed in connection with the Registrant’s 1994 Annual Meeting of Shareholders. (1)

10.11

ShopKo Stores, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant’s definitive Proxy Statement dated April 10, 1998 filed in connection with the Registrant’s 1998 Annual Meeting of Shareholders. (1)

10.12

ShopKo Stores, Inc. 1999 Executive Incentive Plan incorporated by reference to the Registrant’s definitive Proxy Statement dated April 19, 1999 filed in conjunction with the Registrant’s 1999 Annual Meeting of Shareholders. (1)

10.13

ShopKo Stores, Inc. 2000 Executive Long-Term Incentive Plan, incorporated by reference from the Registrant’s definitive Proxy Statement dated April 17, 2000 filed in connection with the Registrant’s 2000 Annual Meeting of Shareholders. (1)

10.14	ShopKo Stores, Inc. Executive Retirement Plan, dated February 1999, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the 52 weeks ended January 29, 2000. (1)

10.15

ShopKo Stores, Inc. 2001 Stock Incentive Plan, incorporated by reference to the Registrant’s definitive Proxy Statement dated May 1, 2001 filed in conjunction with the Registrant’s 2001 Annual Meeting of Shareholders. (1)

10.16

Letter Agreement, dated May 15, 2001, between ShopKo Stores, Inc. and Jack W. Eugster, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the 13 weeks ended August 4, 2001. (1)

10.17

Form of Change of Control Severance Agreement between the Company and Certain Officers and Employees of the Company, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the 52 weeks ended February 2, 2002. (1)

Exhibit Number	Exhibit	Sequential Page Number In Manually Signed Original

10.18

ShopKo Stores, Inc. Shared Savings Plan (2002 Restatement), formerly known as ShopKo Stores, Inc. Profit Sharing and Super Saver Plan Trust Agreement, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the 52 weeks ended February 2, 2002. (1)

10.19

Employment Agreement, dated April 9, 2002 between ShopKo Stores, Inc. and Jeffrey C. Girard, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the 13 weeks ended May 4, 2002. (1)

10.20

Letter Agreement, dated April 30, 2002, between ShopKo Stores, Inc. and William J. Podany, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the 13 weeks ended May 4, 2002. (1)

10.21

Employment Agreement, dated October 28, 2002 between ShopKo Stores, Inc. and Sam K. Duncan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the 13 weeks ended November 2, 2002. (1)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Directors’ Powers of Attorney.

99.1*	Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350

99.2*	Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350

*	Filed herewith
(1)	A management contract or compensatory plan or arrangement.