Form 10-K/A
period 2003-02-01
SHOPKO STORES INC
filed 2003-04-21
CIK 878314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATION OF AMENDMENT

Due to a printing error, Note A to the Consolidated Financial Statements, filed with the Company’s Annual Report on Form 10-K filed on April 11, 2003, contained a typographical error which transposed certain lines from the section of the Note related to Discontinued Operations to the section related to Stock-based Employee Compensation Plans. We are amending Item 15 in its entirety to correct the typographical error. No other changes have been made to the Annual Report.

(Cover page 2 of 2 pages)

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.     Consolidated Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 2, the Independent Auditors’ Report on page 3 and the Consolidated Financial Statements on pages 4 to 22, all of which are incorporated herein by reference.

2.     Financial Statement Schedule:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 2 and the Financial Statement Schedule on page 23, all of which are incorporated herein by reference.

3.     Exhibits:

See “Exhibit Index” on pages 27 to 30, which is incorporated herein by reference.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries

Independent Auditors’ Report	3

Consolidated Statements of Operations for each of the three years in the period ended February 1, 2003	4

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002	5

Consolidated Statements of Cash Flows for each of the three years in the period ended February 1, 2003	6

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended February 1, 2003	7

Notes to Consolidated Financial Statements	8-22

Index to Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	23

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

Discontinued Operations

On July 19, 1999, ProVantage Health Services, Inc. (“ProVantage”), a then wholly-owned subsidiary of the Company, completed an initial public offering of its common shares. As a result of this transaction, the Company’s ownership interest in ProVantage was reduced to 64.5%. ProVantage provided health benefit management services, pharmacy mail services, vision benefit management services and health information technology and clinical support services.

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

SHOPKO STORES, INC. (Registrant)

Date: April 21, 2003	By:	/s/ BRIAN W. BENDER
Brian W. Bender, Senior Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant)

CERTIFICATIONS

I, Sam K. Duncan, certify that:

1.	I have reviewed this annual report on Form 10-K of ShopKo Stores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:  April 21, 2003

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

Date:  April 21, 2003

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

21.1	Subsidiaries of the Registrant, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the 52 weeks ended February 1, 2003.

23.1*	Consent of Deloitte & Touche LLP.

24.1	Directors’ Powers of Attorney, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the 52 weeks ended February 1, 2003.

99.1*	Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350

99.2*	Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350

*	Filed herewith
(1)	A management contract or compensatory plan or arrangement.