Form 10-Q
period 2003-05-03
SHOPKO STORES INC
filed 2003-06-17
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED MAY 3, 2003

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
                                -------

The number of shares outstanding of each of the issuer's classes of Common Stock as of May 30, 2003 is as follows:

     Title of Each Class                  Shares Outstanding
     -------------------                  ------------------

     Common Shares                        29,105,032

     Exhibit Index                        Page 1 of Page 27
     on Page 25

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                       FOR THE 13 WEEKS ENDED MAY 3, 2003

                                      INDEX

Part I   Item 1 -- Financial Statements                                               Page
                                                                                      ----
                   Condensed Consolidated Statements of Operations for the              3
                   13 weeks ended May 3, 2003 and May 4, 2002

                   Condensed Consolidated Balance Sheets as of May 3,                   4
                   2003, May 4, 2002 and February 1, 2003

                   Condensed Consolidated Statements of Cash Flows for                  5
                   the 13 weeks ended May 3, 2003 and May 4, 2002

                   Condensed Consolidated Statement of Shareholders'                    6
                   Equity for the 13 weeks ended May 3, 2003

                   Notes to Condensed Consolidated Financial Statements                 7-11

         Item 2 -- Management's Discussion and Analysis of Financial                    12-19
                   Condition and Results of Operations

         Item 3 -- Quantitative and Qualitative Disclosures About Market Risk           20

         Item 4 -- Controls and Procedures                                              20

Part II  Item 5 -- Other Information                                                    21

         Item 6 -- Exhibits and Reports on Form 8-K                                     21

         Signatures                                                                     22

         Certifications                                                                 23-24

                         PART I -- FINANCIAL INFORMATION


ITEM 1:             FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                            FIRST QUARTER (13 WEEKS) ENDED
-----------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                     MAY 3,       MAY 4,
                                                                      2003         2002
-----------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)  (UNAUDITED)
Revenues:
   Net sales                                                        $ 707,917    $ 728,764
   Licensed department rentals and other income                         3,047        3,124
                                                                    ---------    ---------
                                                                      710,964      731,888
Costs and expenses:
   Cost of sales                                                      525,254      543,839
   Selling, general and administrative expenses                       155,643      153,281
   Depreciation and amortization expenses                              20,971       20,902
                                                                    ---------    ---------
                                                                      701,868      718,022

Earnings from operations                                                9,096       13,866
Interest expense -- net                                                10,913       13,086
                                                                    ---------    ---------

Earnings (loss) before income taxes                                    (1,817)         780

Provision (credit) for income taxes                                      (722)         308
                                                                    ---------    ---------

Earnings (loss) before accounting change                               (1,095)         472

Cumulative effect of accounting change                                    -0-     (186,052)
                                                                    ---------    ---------

Net loss                                                            $  (1,095)   $(185,580)
                                                                    =========    =========

Net earnings (loss) per share of common stock:
   Basic:
    Earnings (loss) before cumulative effect of accounting change   $   (0.04)   $    0.02
    Cumulative effect of accounting change                                -0-        (6.48)
                                                                    ---------    ---------
    Net loss                                                        $   (0.04)   $   (6.46)
                                                                    =========    =========

   Diluted:
    Earnings (loss) before cumulative effect of accounting change   $   (0.04)   $    0.02
    Cumulative effect of accounting change                                -0-        (6.37)
                                                                    ---------    ---------
    Net loss                                                        $   (0.04)   $   (6.35)
                                                                    =========    =========

Weighted average number of common shares outstanding:
   Basic:                                                              28,930       28,733

   Diluted:                                                            29,155       29,210


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                       FIRST QUARTER AS OF       FISCAL YEAR END
------------------------------------------------------------------------------------------------------
(In thousands)
                                                           MAY 3,          MAY 4,       FEBRUARY 1,
ASSETS                                                      2003            2002           2003 *
------------------------------------------------------------------------------------------------------
                                                         (UNAUDITED)    (UNAUDITED)
Current assets:
  Cash and cash equivalents                              $    31,658    $    30,385    $    33,753
  Receivables, less allowance for losses of $2,689
  $3,436 and $2,611, respectively                             50,627         51,240         49,509
  Merchandise inventories                                    601,410        638,304        562,731
  Other current assets                                        13,002         24,903         13,745
                                                         -----------    -----------    -----------
     Total current assets                                    696,697        744,832        659,738

Other assets and deferred charges                             12,540         11,287         12,570
Intangible assets -- net                                      20,621         23,397         20,475

Property and equipment, net of accumulated
depreciation of $742,094, $670,375 and
$723,550; impairment reserve of $16,985, $13,780
and $17,129, respectively                                    790,321        856,443        812,184
                                                         -----------    -----------    -----------
     Total assets                                        $ 1,520,179    $ 1,635,959    $ 1,504,967
                                                         ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                        $    75,707    $    85,030    $    40,022
  Accounts payable -- trade                                  271,778        265,027        241,166
  Accrued compensation and related taxes                      33,183         39,468         44,957
  Deferred taxes and other accrued liabilities               116,186        131,529        128,809
  Accrued income and other taxes                              29,544         26,609         49,998
  Current portion of long-term obligations and leases         94,354          7,626         95,554
                                                         -----------    -----------    -----------
    Total current liabilities                                620,752        555,289        600,506

Long-term obligations and leases, less current portion       311,556        542,988        319,577
Other long-term obligations                                   16,522          4,928         16,744
Deferred income taxes                                         23,795         27,790         19,769

Shareholders' equity:
  Common stock                                                   310            307            310
  Additional paid-in capital                                 389,446        385,195        389,177
  Retained earnings                                          198,048        159,712        199,134
  Less treasury stock                                        (40,250)       (40,250)       (40,250)
                                                         -----------    -----------    -----------
     Total shareholders' equity                              547,554        504,964        548,371
                                                         -----------    -----------    -----------
     Total liabilities and shareholders' equity          $ 1,520,179    $ 1,635,959    $ 1,504,967
                                                         ===========    ===========    ===========

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                  FIRST QUARTER (13 WEEKS) ENDED
-------------------------------------------------------------------------------------------------------
(In thousands)
                                                                            MAY 3,      MAY 4,
                                                                             2003        2002
-------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED) (UNAUDITED)
Cash flows from operating activities:
Earnings (loss) before accounting change                                   $ (1,095)   $    472
Adjustments to reconcile earnings (loss) before accounting change to net cash provided by (used in) operating activities:
         Depreciation and amortization                                       20,971      20,902
         Provision for losses on receivables                                     47          50
         Gain on sale of property and equipment                                (908)       (544)
         Deferred income taxes                                                1,882       5,148
         Change in assets and liabilities:
                 Receivables                                                 (1,165)     (2,552)
                 Merchandise inventories                                    (38,679)    (24,393)
                 Other current assets                                           743      (6,938)
                 Other assets and intangibles                                  (132)       (223)
                 Accounts payable                                            30,612       9,397
                 Accrued liabilities                                        (42,778)      6,136
-------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) operating activities                (30,502)      7,455
-------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
         Payments for property and equipment                                 (2,834)     (2,932)
         Proceeds from the sale of property and equipment                     1,056       6,581
-------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) investing activities                 (1,778)      3,649
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Net proceeds from debt borrowings                                   35,685      74,693
         Net payments of debt and capital lease obligations                  (5,553)    (84,555)
         Debt issuance costs                                                    -0-      (1,376)
         Change in common stock from stock options                               53         350
-------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities                 30,185     (10,888)
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (2,095)        216
Cash and cash equivalents at beginning of period                             33,753      30,169
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                 $ 31,658    $ 30,385
-------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Noncash investing and financial activities --
    Capital lease obligations incurred                                     $    -0-    $     18
    Capital lease obligations terminated                                   $  3,989    $ 11,000


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                            (UNAUDITED)

                                   Common Stock     Additional                   Treasury Stock                Total
                                 ----------------    Paid-in       Retained     ------------------        -----------------
                                 Shares    Amount    Capital       Earnings     Shares      Amount        Shares     Amount
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 1, 2003      30,974   $   310  $  389,177    $  199,134    (1,904)   $  (40,250)     29,070    $548,371

Net loss                                                              (1,095)                                         (1,095)

Issuance of restricted stock          18       -0-         203          (203)                                 18         -0-

Sales of common stock under
     option plans                      7       -0-          53                                                7           53

Income tax benefit related to
     stock options                                          13                                                            13

Restricted stock expense                                                 212                                             212
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MAY 3, 2003           30,999   $   310  $  389,446    $  198,048    (1,904)   $  (40,250)     29,095    $547,554
==============================================================================================================================



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.   Interim Financial Statements

The Company operates on a 52-week fiscal year basis. The 2003 fiscal year will end on January 31, 2004 and the 2002 fiscal year ended February 1, 2003. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of May 3, 2003 and May 4, 2002, and the results of operations and cash flows for the first quarters (thirteen week periods) ended May 3, 2003 and May 4, 2002.

These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's fiscal 2002 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003.

Certain prior year amounts have been reclassified to conform with the current year presentation.


B.   Intangible Assets

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. During fiscal 2002, based on the analysis of an independent appraiser, the Company completed its assessment of the impairment of goodwill of the Pamida retail segment in accordance with the guidelines provided by SFAS No. 142. The fair value of the Pamida retail segment was determined by the appraiser based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million as of February 3, 2002 related to the write down of all goodwill recorded on the Company's balance sheet, all of which related to the Pamida retail segment.

In fiscal 2002, an independent appraiser prepared a valuation of the Company's intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida retail segment. No impairment was recorded as a result of this assessment. In the first quarter of fiscal 2003, Company management updated the valuation using a consistent methodology, which was reviewed by the same appraiser, and concluded that no impairment of these assets has occurred.

C.   Restructuring Reserve

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000. All stores and the distribution center were closed and approximately 2,500 employees were terminated in the first quarter of fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, six were disposed of in fiscal 2001 and nine were disposed of in fiscal 2002, leaving nine remaining properties covered by the restructuring reserve.

The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. Due to continuing softness in the retail real estate climate, as well as a growing number of vacant retail properties coming on the market as the Company's competitors continue to restructure and downsize their operations, the Company engaged a real estate consulting firm to evaluate the obligations of the remaining four leased closed stores and potential sales prices for the remaining five owned closed store properties during fiscal 2002. Based on this evaluation, the Company lowered the estimated valuations of the properties. Disposition of some properties may also take longer than originally estimated. As a result, the Company took an additional $5.6 million pre-tax impairment charge on the owned properties and an additional $0.4 million charge for future lease obligations on the leased properties during the fourth quarter of fiscal 2002.

During the first quarter of fiscal 2003, no additional leases were terminated or owned properties sold. As of May 3, 2003, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $15.0 million and the remaining property write-down reserve was $16.1 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses as a current liability and the remainder ($13.9 million) is recorded in other long-term obligations at May 3, 2003. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, sales of owned stores and lease terminations have been slower than anticipated, due to the unfavorable retail real estate climate described earlier. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

Following is an analysis of the change in the restructuring reserve (in thousands) during the first quarter of fiscal 2003:

                                          Balance as of         Cash           Other         Balance as of
                                        February 1, 2003      Payments      Adjustments       May 3, 2003
                                        ----------------      --------      -----------       -----------

Lease termination and property
carrying costs                               $14,971           (41)             115            $15,045

Other costs                                      115                           (115)               -0-
                                             ----------------------------------------------------------------

                                             $15,086           (41)             -0-            $15,045
                                             ================================================================



D.   Stock-Based Employee Compensation Plans

The Company has various stock-based employee compensation plans, which are described more fully in Note G of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.


The following pro forma information illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options. The expense associated with restricted stock awards has not been separately identified in the following table, as the expense would be the same under either standard.


                                                                             THIRTEEN WEEK PERIOD ENDED
                                                                          ---------------------------------
                                                                          May 3, 2003           May 4, 2002
                                                                          -----------           -----------

Net loss as reported                                                       $ (1,095)            $ (185,580)
Deduct: Total stock-based employee compensation expense determined under fair value method for all option awards, net of
           related tax effects                                                   10                   (444)
                                                                           -------------------------------

Pro forma net loss                                                         $ (1,085)            $ (186,024)
                                                                           ===============================

Net Loss per share:
     Basic -- as reported                                                  $ (0.04)             $    (6.46)
     Basic -- pro forma                                                    $ (0.04)             $    (6.48)

     Diluted -- as reported                                                $ (0.04)             $    (6.35)
     Diluted -- pro forma                                                  $ (0.04)             $    (6.37)

E.   Business Segment Information

The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines, and retail health services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2002 Annual Report on Form 10-K. The Company evaluates performance based on earnings from operations of the respective business segments.

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                                     FIRST QUARTER (13 WEEKS) ENDED
                                                    ---------------------------------
                                                    MAY 3, 2003           MAY 4, 2002

Net sales
    ShopKo Retail                                     $530,527              $552,470
    Pamida Retail                                      177,390               176,294
                                                    ---------------------------------
      Total net sales                                 $707,917              $728,764
                                                    ---------------------------------

Earnings (loss) from operations
    ShopKo Retail                                     $ 15,813              $ 25,053
    Pamida Retail                                       (1,372)               (2,736)
    Corporate                                           (5,345)               (8,451)
                                                    ---------------------------------
    Earnings from operations                          $  9,096              $ 13,866
                                                    =================================


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first quarters of fiscal 2003 and fiscal 2002.


F.   Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $10.7 million as of May 3, 2003. The Company also indemnifies its directors and officers for claims that may arise in performing their duties as directors and officers of the Company. There are no specified limits as to the exposure of the Company, however, the Company insures against this exposure with reputable insurance providers in amounts deemed sufficient to cover any reasonable risk of loss.


G.   Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force ("EITF"), issued EITF Consensus No. 02-16, "Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor", applicable to fiscal years beginning after December 15, 2002. EITF No. 02-16 provides accounting guidance on how a customer, including a reseller, should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. The Company adopted EITF No. 02-16 on a prospective basis as of February 2, 2003. EITF 02-16, as it applies to the Company, addresses the recognition of certain vendor allowances and requires these allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or other costs incurred. The adoption of EITF 02-16 resulted in the deferral of certain vendor allowances into inventory cost. This reduced earnings for the first quarter ended May 3, 2003 by approximately $0.9 million after tax or $0.03 per share. The Company believes the full year impact on earnings will be immaterial. Additionally, the adoption of EITF 02-16 impacted certain vendor allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, decreased Cost of Sales by $7.7 million for the thirteen week period ended May 3, 2003.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of May 3, 2003, the Company has not elected to expense stock options. The potential impact on consolidated financial statements of expensing of stock options is disclosed in Note D of the Notes to Condensed Consolidated Financial Statements.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the first quarter of fiscal 2003 and 2002 as a percentage of net sales:



                                                                             FIRST QUARTER
                                                                              (13 WEEKS)
                                                                        -----------------------
                                                                        FISCAL           FISCAL
                                                                         2003             2002
                                                                        -----------------------

Revenues:
  Net sales                                                              100.0 %          100.0 %
  Licensed department rentals and other income                             0.4              0.4
                                                                         -----            -----
                                                                         100.4            100.4

  Cost of sales                                                           74.2             74.6

  Gross margin                                                            25.8             25.4

  Selling, general and administrative expenses                            22.0             21.0

  Depreciation and amortization expenses                                   3.0              2.9
                                                                         -----            -----
                                                                          25.0             23.9

Earnings from operations                                                   1.2              1.9
Interest expense -- net                                                    1.5              1.8
                                                                         -----            -----

Earnings (loss) before income taxes                                       (0.3)             0.1
Provision (benefit) for income taxes                                      (0.1)             0.0
                                                                         -----            -----

Earnings (loss) before accounting change                                  (0.2)%            0.1 %
                                                                         =====            =====

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:


                                                                             FIRST QUARTER
                                                                               (13 WEEKS)
                                                                        ------------------------
                                                                        FISCAL            FISCAL
                                                                         2003              2002
                                                                        ------------------------

SHOPKO RETAIL SEGMENT
  Net sales                                                              100.0 %           100.0 %
  Licensed department rentals and other income                             0.5               0.5
                                                                         -----             -----
                                                                         100.5             100.5

  Cost of sales                                                           74.3              74.1

  Gross margin                                                            25.7              25.9

  Selling, general and administrative expenses                            20.5              19.1
  Depreciation and amortization expenses                                   2.8               2.8
                                                                         -----             -----
                                                                          23.3              21.9

Earnings from operations                                                   2.9 %             4.5 %
                                                                         =====             =====


                                                                              FIRST QUARTER
                                                                                (13 WEEKS)
                                                                        ------------------------
                                                                         FISCAL           FISCAL
                                                                          2003             2002
                                                                        ------------------------
PAMIDA RETAIL SEGMENT
  Net sales                                                              100.0 %           100.0 %
  Licensed department rentals and other income                             0.2               0.2
                                                                         -----             -----
                                                                         100.2             100.2

 Cost of sales                                                            73.9              76.2

  Gross margin                                                            26.1              23.8

  Selling, general and administrative expenses                            23.7              22.4
  Depreciation and amortization expenses                                   3.3               3.2
                                                                         -----             -----
                                                                          27.0              25.6

Loss from operations                                                      (0.7)%            (1.6)%
                                                                         =====             =====

NET SALES:

The following table presents the Company's consolidated net sales for the first quarter of fiscal 2003 and fiscal 2002:


                                                         FIRST QUARTER                   % INCREASE/
                                                           (13 WEEKS)                    (DECREASE)
                                                     ------------------------------------------------------
                                                     FISCAL           FISCAL
                                                      2003             2002        TOTAL ***        COMP**
                                                     -------         -------       ---------        -------
                ShopKo Retail                        $ 530.5         $ 552.5           (4.0)%        (4.0)%
                Pamida Retail*                         177.4           176.3            0.6 %         1.3 %
                                                     ------------------------------------------------------
                Consolidated                         $ 707.9         $ 728.8           (2.9)%        (2.7)%
                                                     ======================================================

        * Changes in store sales are exclusive of layaway sales, which are immaterial.
       ** Changes in comparable store sales are based upon those stores open for the entire preceding fiscal year.
      *** Pamida division reflects sales from three closed locations which were not replaced.


The 4.0 percent decrease in ShopKo comparable store sales during the first quarter was primarily the result of decreased general merchandise sales as a result of weak consumer sentiment, adjustments to the advertising calendar, competitive openings, and price deflation in cost of goods sold, partially offset by strong sales in retail health services. Changes in ShopKo comparable store sales in the first quarter of fiscal 2003 by category were as follows:
Retail Health, 4.5%; Hardlines/Home, (7.8)%; and Softlines, (6.9)%. The 1.3 percent increase in Pamida comparable store sales was driven by increased pharmacy and advertised sales, resulting from new convenience and value merchandising and marketing efforts. Changes in Pamida comparable store sales in the first quarter of fiscal 2003 by category were as follows: Pharmacy, 15.5%; Hardlines, (3.2)%; and Softlines, 4.4%.

Generating sales growth is a Company priority, which will be challenging in the current environment. The Company does not expect changes in consumer sentiment or competitive intrusion in the near future. To address this priority, the Company has initiated investments in infrastructure, in both organization and technology, and is continuing forward with store development plans to focus on our strong Retail Health segment and to strengthen the performance in Hardlines/Home and Softlines. Moreover, the Company will continue to refine merchandising and advertising techniques in this challenging environment. There can be no assurance that such efforts will succeed.

The Company's store activity is summarized below:

                                                      13 Weeks Ended
                                                     ------------------   Year Ended
                                                     May 3,      May 4,   February 1,
                                                     2003        2002        2003
                                                     ----        ----        ----
     SHOPKO STORES
          Beginning number of stores                  141         141           141
          Openings                                      0           0             0
          Closings                                      0           0             0
                                                     ---------------------------------
          Ending number of stores                     141         141           141
                                                     =================================

     PAMIDA STORES
          Beginning number of stores                  223         225           225
          Openings                                      0           0             0
          Closings                                      1           1             2
                                                     ---------------------------------
          Ending number of stores                     222         224           223
                                                     =================================


GROSS MARGIN:

Consolidated gross margin, as a percent of net sales for the first quarter of fiscal 2003, was 25.8 percent compared with 25.4 percent for the same period last year. Consolidated gross margin dollars decreased 1.2 percent to $182.7 million for the same period. The adoption of EITF No. 02-16 favorably affected gross margin by 90 basis points, or $6.3 million. Excluding the effect of EITF No. 02-16, the Company experienced compressed merchandise margins attributable to heavier promotions in the ShopKo division, partially offset by reduced shrink expense.

ShopKo's gross margin as a percent of net sales was 25.7 percent in the first quarter compared with 25.9 percent last year. ShopKo's gross margin dollars decreased 4.6 percent to $136.5 million for the same period, due primarily to increased promotional sales. The adoption of EITF No. 02-16 favorably affected gross margin by 120 basis points or $6.6 million. Pamida's gross margin as a percent of net sales was 26.1 percent in the first quarter of fiscal 2003 compared with 23.8 percent last year. Pamida's gross margin dollars increased
10.4 percent to $46.2 million for the same period. The improvement was primarily attributable to continued reductions in shrink expense and improvements in merchandise margin rates. The adoption of EITF No. 02-16 adversely affected gross margin by 20 basis points or ($0.3) million.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended May 3, 2003 and May 4, 2002. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been $2.9 million higher at May 4, 2002. There was no difference between the LIFO and FIFO cost methods at May 3, 2003 and February 1, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative (SG&A) expenses as a percent of net sales for the first quarter were 22.0 percent compared with 21.0 percent last year. The adoption of EITF No. 02-16 adversely affected consolidated SG&A by 110 basis points or $7.7 million. Excluding the effect of EITF No. 02-16, the Company's expense rate would have improved by ten basis points over the same period last year. The improvement is primarily attributable to reduced employee benefit costs, partially offset by sales deleveraging.

ShopKo's selling, general and administrative expenses as a percent of net sales for the first quarter were 20.5 percent compared with 19.1 percent last year. The adoption of EITF No. 02-16 adversely affected SG&A by 140 basis points. Pamida's selling, general and administrative expenses for the first quarter were 23.7 percent of net sales compared with 22.4 percent for the first quarter last year, reflecting increased payroll costs associated with pharmacy growth and higher employee benefit costs. The adoption of EITF No. 02-16 did not have a material effect on Pamida's SG&A expense.

The difference in the effects of adopting EITF No. 02-16 between the $6.3 million in gross margin and the $7.7 million in SG&A expense, or $1.4 million, relates to the deferred recognition of vendor allowances until the merchandise is sold.


DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses as a percent of net sales for the first quarter were 3.0 percent compared with 2.9 percent last year. The increase for the first quarter of fiscal 2003 was primarily attributable to lower sales leverage.


INTEREST EXPENSE - NET:

Net interest expense for the first quarter of the fiscal year decreased 16.6 percent to $10.9 million when compared with the same period in the prior fiscal year. The $2.2 million decrease was primarily due to a $154 million reduction in debt levels compared to the prior year.


INCOME TAXES:

The Company's effective tax rate for the first quarter of fiscal 2003 was 39.7 percent compared with 39.5 percent for the first quarter of fiscal 2002.


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

 Management believes that its application of applicable accounting policies, and the estimates inherently required therein, are reasonable. Management periodically reevaluates these accounting policies and estimates in the preparation of our financial statements and makes adjustments when facts and circumstances dictate a change. We have identified certain critical accounting policies, which are described below.

       Merchandise Inventory. Our merchandise inventory is carried at the lower of cost or market on a last-in, first-out (LIFO) basis. The valuation of inventories at cost requires certain management judgments and estimates, including among others, an assessment of any excess inventory levels, lower of cost or market value of merchandise inventory, and shrinkage rates. These assumptions can have a significant impact on current and future operating results and financial position.

       Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and the distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, six were disposed of in fiscal 2001 and nine were disposed of in fiscal 2002, leaving nine remaining properties covered by the restructuring reserve. During the first quarter of fiscal 2003, no additional leases were terminated or owned properties sold.

The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. Due to continuing softness in the retail real estate climate, as well as a growing number of vacant retail properties coming on the market as the Company's competitors continue to restructure and downsize their operations, the Company engaged a real estate consulting firm to evaluate the obligations of the remaining four leased closed stores and potential sales prices for the remaining five owned closed store properties during fiscal 2002. Based on this evaluation, the Company lowered the estimated valuations of the properties. Disposition of some properties may also take longer than originally estimated. As a result, the Company took an additional $5.6 million pre-tax impairment charge on the owned properties and an additional $0.4 million charge for future lease obligations on the leased properties during the fourth quarter of fiscal 2002.

The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, due to the unfavorable retail real estate climate described earlier, sales of owned stores and lease terminations have been slower than anticipated. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

      Vendor Allowances. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions of cost of merchandise sold. Vendor allowances received for advertising or fixturing programs reduce the Company's expense for the related advertising or fixturing program.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash used in operating activities was $30.5 million for the first quarter of fiscal 2003 compared with cash provided by operating activities of $7.5 million for the same period last year. The change in cash provided by/used in operating activities in comparison to the first quarter of 2002 was primarily due to payments of accrued income taxes and lower accrued compensation and related taxes. The Company finances a significant portion of its operations through vendor financing. As of May 3, 2003, accounts payable totaled $271.8 million. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of May 3, 2003, the Company had $247.5 million of Senior Unsecured Notes outstanding. These Senior Unsecured Notes have maturity dates ranging from August 2003 to March 2022, with approximately $147.5 million principal amount of the Senior Unsecured Notes maturing between August 2003 and November 2004. Subject to certain limitations set forth in our Senior Secured Revolving Credit Facility ("Secured Credit Facility"), proceeds of the Secured Credit Facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Secured Credit Facility. The Company anticipates funding the retirement of the notes due August 2003 through a combination of operating cash flow and available borrowings under the Secured Credit Facility. During the first quarter of fiscal 2003, the Company purchased a combined total of $1.5 million in principal amount of the outstanding Senior Unsecured Notes due in 2004. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition to the Senior Unsecured Notes, the Company had $75.7 million outstanding under its Secured Credit Facility at the end of the first quarter of fiscal 2003 compared with $185.0 million outstanding at the end of the first quarter of fiscal 2002. The Company has available a $450.0 million Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.5% or the Eurodollar rate plus a margin of 2.0% to 2.5%, depending on borrowing availability under the facility and the Company's operating cash flow. On May 8, 2003, the Company reduced the revolving credit commitment from $500.0 million to $450.0 million.

The Secured Credit Facility terminates March 12, 2004, but the facility may be extended for an additional year at the Company's option subject to certain conditions. The Secured Credit Facility prohibits the payment of dividends, limits new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate to restrictions on cash management to default and acceleration of the debt. The indebtedness under the Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of May 3, 2003 and for the first quarter of fiscal 2003, the Company was in compliance with all covenants in the Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of May 3, 2003 (in thousands):


CONTRACTUAL OBLIGATIONS                                                 Less than 1                                        After
                                                         Total             year          2-3 years       4-5 years        5 years
                                                        --------        -----------      ---------       ---------        --------
Long-Term Debt                                          $301,462         $  90,275        $ 61,235         $ 5,706        $144,246
Capital Lease Obligations (1)                            187,639            14,325          29,868          26,481         116,965
Operating Leases (2)                                     180,095            19,497          33,427          30,112          97,059
Total Contractual Cash Obligations                      $669,196         $ 124,097        $124,530         $62,299        $358,270

          (1) Capital lease obligations represent the total minimum future obligations including interest.
          (2) Operating leases are the aggregate future payments for operating leases as of May 3, 2003, including closed stores.

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

The Company spent $2.8 million in the first quarter of fiscal 2003 on capital expenditures compared with $2.9 million in the first quarter of fiscal 2002. The Company's total capital expenditures for the fiscal year ending January 31, 2004 are anticipated to be approximately $70.0 to $80.0 million, which is within the restrictions on capital expenditures in the Secured Credit Facility. The expected expenditures relate primarily to investments in infrastructure, especially technology. Capital also will be allocated for pharmacy growth, store remodels (including new merchandise initiatives), and initial development of a 2004 new store opening program. However, the Company does not expect to pursue significant growth of its retail store business through new store construction or acquisitions in fiscal 2003. Such plans may be reviewed and revised from time to time in light of changing conditions.


INFLATION:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. The information under the heading "Forward-Looking Statements and Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements, including: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of current or future reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations -- most notably the highly seasonal nature of the Company's business; g.) competition; h.) long-term economic effects of U.S. and international political unrest and an extended economic slowdown; i.) general economic conditions and weather; j.) smooth functioning of the Company's distribution network; k.) labor conditions; l.) pending or future changes in federal, state or local laws and regulations and m.) pending or future litigation. In addition, the impact of recent accounting pronouncements described in Item 1 of this report could cause our actual results to differ materially from those anticipated by the forward-looking statements. The Company undertakes no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information as to the Company's Quantitative and Qualitative Disclosures about Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2002.



ITEM 4:   CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC. Within the 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 5:   OTHER INFORMATION

During the first quarter, the Audit Committee of the Board of Directors of the Company approved the following audit and non-audit services performed or to be performed for us by our independent accountants, Deloitte & Touche LLP: (1) accounting and audit-related services, including auditing our 2003 financial statements to be included in our Annual Report on Form 10-K and reviewing our quarterly financial statements to be included in our Quarterly Reports on Form 10-Q, (2) tax consulting and tax compliance services and (3) other audit and compliance services related to employee benefit plans.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

                99.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350

                99.2 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350

      (b) Reports on Form 8-K.

      The Company filed one Current Report on Form 8-K during the first quarter of fiscal 2003 as follows:


          1) Form 8-K with respect to Items 9 and 12 dated March 13, 2003, providing a press release containing its financial results for the quarter and fiscal year ended February 1, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SHOPKO STORES, INC. (Registrant)


Date:    June 17, 2003               By: /s/ Sam K. Duncan
                                         -----------------
                                         Sam K. Duncan
                                         Chief Executive Officer, President
                                         (Duly Authorized Officer of Registrant)


Date:    June 17, 2003               By: /s/ Brian W. Bender
                                         -------------------
                                         Brian W. Bender
                                         Senior Vice President, Chief Financial
                                         Officer
                                         (Principal Financial Officer and Duly
                                         Authorized Officer of Registrant)

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

Date:  June 17, 2003
                                              /s/ Sam K. Duncan
                                              --------------------------
                                     By:      Sam K. Duncan
                                     Title:   Chief Executive Officer, President

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

Date:  June 17, 2003

                                          /s/ Brian W. Bender
                                          -----------------------
                                 By:      Brian W. Bender
                                 Title:   Senior Vice President, Chief Financial
                                          Officer

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