Form 10-Q
period 2003-08-02
SHOPKO STORES INC
filed 2003-09-16
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED AUGUST 2, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

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

                                   Yes [X]   No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes [X]   No [ ]

The number of shares outstanding of each of the issuer's classes of Common Stock as of August 29, 2003 is as follows:

     Title of Each Class                       Shares Outstanding

     Common Shares                             29,144,735

     Exhibit Index                             Page 1 of Page 25
     on Page 26

                               SHOPKO STORES, INC.

                                    FORM 10-Q

               FOR THE 13 WEEKS and 26 WEEKS ENDED AUGUST 2, 2003

                                      INDEX

                                                                                                Page
                                                                                                ----
Part I   Item 1 - Financial Statements

                    Condensed Consolidated Statements of Operations for the                       3
                    13 weeks ended August 2, 2003 and August 3, 2002

                    Condensed Consolidated Statements of Operations for the                       4
                    26 weeks ended August 2, 2003 and August 3, 2002

                    Condensed Consolidated Balance Sheets as of August 2,                         5
                    2003, August 3, 2002 and February 1, 2003

                    Condensed Consolidated Statements of Cash Flows for                           6
                    the 26 weeks ended August 2, 2003 and August 3, 2002

                    Condensed Consolidated Statement of Shareholders'                             7
                    Equity for the 26 weeks ended August 2, 2003

                    Notes to Condensed Consolidated Financial Statements                        8-12

         Item 2 - Management's Discussion and Analysis of Financial                            13-21
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                      22

         Item 4 - Controls and Procedures                                                         22

Part II  Item 4 - Submission of Matters to a Vote of Security Holders                             23

         Item 6 - Exhibits and Reports on Form 8-K                                                24

         Signatures                                                                               25

                        PART I - FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                    SECOND QUARTER (13 WEEKS) ENDED
---------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                            AUGUST 2,      AUGUST 3,
                                                              2003           2002
---------------------------------------------------------------------------------------
                                                           (UNAUDITED)    (UNAUDITED)
Revenues:
   Net sales                                                $764,692       $783,369
   Licensed department rentals and other income                3,240          3,199
                                                            --------       --------
                                                             767,932        786,568
Costs and expenses:
   Cost of sales                                             562,960        583,902
   Selling, general and administrative expenses              161,010        157,233
   Depreciation and amortization expenses                     20,608         20,707
                                                            --------       --------
                                                             744,578        761,842

Earnings from operations                                      23,354         24,726
Interest expense - net                                        10,581         12,784
                                                            --------       --------

Earnings before income taxes                                  12,773         11,942

Provision for income taxes                                     5,074          4,737
                                                            --------       --------

Net Earnings                                                $  7,699       $  7,205
                                                            ========       ========

Net earnings per share of common stock:
   Basic:                                                   $   0.27       $   0.25
                                                            ========       ========

   Diluted:                                                 $   0.26       $   0.25
                                                            ========       ========

Weighted average number of common shares outstanding:
   Basic:                                                     28,975         28,803

   Diluted:                                                   29,249         29,320

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                             YEAR TO DATE (26 WEEKS) ENDED
----------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                  AUGUST 2,         AUGUST 3,
                                                                    2003              2002
----------------------------------------------------------------------------       -----------
                                                                 (UNAUDITED)       (UNAUDITED)
Revenues:
   Net sales                                                     $ 1,472,609       $ 1,512,133
   Licensed department rentals and other income                        6,287             6,323
                                                                 -----------       -----------
                                                                   1,478,896         1,518,456
Costs and expenses:
   Cost of sales                                                   1,088,214         1,127,741
   Selling, general and administrative expenses                      316,931           310,514
   Depreciation and amortization expenses                             41,579            41,609
                                                                 -----------       -----------
                                                                   1,446,724         1,479,864

Earnings from operations                                              32,172            38,592
Interest expense - net                                                21,216            25,870
                                                                 -----------       -----------

Earnings before income taxes                                          10,956            12,722

Provision for income taxes                                             4,352             5,045
                                                                 -----------       -----------

Earnings before accounting change                                      6,604             7,677

Cumulative effect of accounting change                                   -0-          (186,052)
                                                                 -----------       -----------

Net earnings (loss)                                              $     6,604       $  (178,375)
                                                                 ===========       ===========

Net earnings (loss) per share of common stock:
   Basic:
    Earnings before cumulative effect of accounting change       $      0.23       $      0.27
    Cumulative effect of accounting change                               -0-             (6.47)
                                                                 -----------       -----------

    Net earnings (loss)                                          $      0.23       $     (6.20)
                                                                 ===========       ===========

   Diluted:
    Earnings before cumulative effect of accounting change       $      0.23       $      0.26
    Cumulative effect of accounting change                               -0-             (6.36)
                                                                 -----------       -----------

    Net earnings (loss)                                          $      0.23       $     (6.10)
                                                                 ===========       ===========

Weighted average number of common shares outstanding:
   Basic:                                                             28,953            28,768

   Diluted:                                                           29,202            29,265

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------      ---------------
SHOPKO STORES, INC. AND SUBSIDIARIES                              SECOND QUARTER AS OF           FISCAL YEAR END
-------------------------------------------------------------------------------------------      ---------------
(In thousands)
                                                              AUGUST 2,          AUGUST 3,         FEBRUARY 1,
                                                                2003               2002               2003*
------------------------------------------------------------------------        -----------      ---------------
                                                             (UNAUDITED)        (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                  $    36,507        $    35,869        $    33,753
  Receivables, less allowance for losses of $2,749
   $3,448 and $2,611, respectively                                48,744             53,680             49,509
  Merchandise inventories                                        585,141            611,192            562,731
  Other current assets                                            11,528             23,373             13,745
                                                             -----------        -----------        -----------
     Total current assets                                        681,920            724,114            659,738

Other assets and deferred charges                                 10,970             10,974             12,570
Intangible assets - net                                           20,389             22,715             20,475

Property and equipment, net of accumulated
   depreciation of $758,679, $690,470 and $723,550               780,651            841,129            812,184
                                                             -----------        -----------        -----------
     Total assets                                            $ 1,493,930        $ 1,598,932        $ 1,504,967
                                                             ===========        ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                            $    53,159        $    30,853        $    40,022
  Accounts payable - trade                                       250,988            281,683            241,166
  Accrued compensation and related taxes                          38,648             42,142             44,957
  Deferred taxes and other accrued liabilities                   117,841            130,539            128,809
  Accrued income and other taxes                                  34,542             25,876             49,998
  Current portion of long-term obligations and leases             94,343              7,621             95,554
                                                             -----------        -----------        -----------
     Total current liabilities                                   589,521            518,714            600,506

Long-term obligations and leases, less current portion           309,214            532,744            319,577
Other long-term obligations                                       16,157              4,370             16,744
Deferred income taxes                                             23,201             29,811             19,769

Shareholders' equity:
  Common stock                                                       310                308                310
  Additional paid-in capital                                     389,943            387,135            389,177
  Retained earnings                                              205,834            166,100            199,134
  Less treasury stock                                            (40,250)           (40,250)           (40,250)
                                                             -----------        -----------        -----------
     Total shareholders' equity                                  555,837            513,293            548,371
                                                             -----------        -----------        -----------
     Total liabilities and shareholders' equity              $ 1,493,930        $ 1,598,932        $ 1,504,967
                                                             ===========        ===========        ===========

* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                   YEAR TO DATE (26 WEEKS) ENDED
-----------------------------------------------------------------------------------------------------
(In thousands)
                                                                        AUGUST 2,          AUGUST 3,
                                                                          2003               2002
-----------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities:
Earnings before accounting change                                       $   6,604          $   7,677
Adjustments to reconcile earnings before accounting change to net cash provided by operating activities:
         Depreciation and amortization                                     41,579             41,609
         Gain on sale of property and equipment                            (2,007)              (769)
         Deferred income taxes                                                187             10,789

         Change in assets and liabilities:
                 Receivables                                                  765             (4,942)
                 Merchandise inventories                                  (22,410)             2,719
                 Other current assets                                       2,217             (4,985)
                 Other assets and intangibles                                 (19)               653
                 Accounts payable                                           9,822             26,053
                 Accrued liabilities                                      (27,940)             3,344
-----------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                          8,798             82,148
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Payments for property and equipment                              (13,978)           (10,451)
         Proceeds from the sale of property and equipment                   2,540              9,240
-----------------------------------------------------------------------------------------------------

         Net cash used in investing activities                            (11,438)            (1,211)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Net proceeds from debt borrowings                                 13,137             37,471
         Net payments of debt and capital lease obligations                (8,106)          (112,317)
         Debt issuance costs                                                    0             (1,380)
         Change in common stock from stock options                            363                989
-----------------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities                5,394            (75,237)
-----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                   2,754              5,700
Cash and cash equivalents at beginning of period                           33,753             30,169
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $  36,507          $  35,869
-----------------------------------------------------------------------------------------------------

Supplemental cash flow information:

Noncash investing and financial activities -
    Capital lease obligations incurred                                  $     -0-          $      18
    Capital lease obligations terminated                                $   3,989          $  11,000

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SHOPKO STORES, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                      (UNAUDITED)
                                            Common Stock      Additional                     Treasury Stock           Total
                                        --------------------    Paid-in        Retained  ---------------------  -------------------
                                        Shares        Amount    Capital        Earnings  Shares        Amount   Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 1, 2003            30,974        $  310  $  389,177      $ 199,134  (1,904)     $ (40,250) 29,070     $548,371

Net earnings                                                                      6,604                                       6,604

Issuance of restricted stock                28           -0-         319           (319)                            28          -0-

Sales of common stock under
     option plans                           45           -0-         363                                            45          363

Income tax benefit related to
     stock options                                                    84                                                         84

Restricted stock expense                                                            415                                         415
                                        -------------------------------------------------------------------------------------------
BALANCES AT AUGUST 2, 2003              31,047        $  310  $  389,943      $ 205,834  (1,904)     $ (40,250) 29,143     $555,837
                                        ===========================================================================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Interim Financial Statements

The Company operates on a 52-week fiscal year basis. The 2003 fiscal year will end on January 31, 2004 and the 2002 fiscal year ended February 1, 2003. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of August 2, 2003 and August 3, 2002, and the results of operations and cash flows for the periods then ended.

These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's fiscal 2002 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports, except for the implementation of recent accounting pronouncements as described herein. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003.

B. Intangible Assets

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis, unless events warrant more frequent review. During fiscal 2002, based on the analysis of an independent appraiser, the Company completed its assessment of the impairment of goodwill of the Pamida retail segment in accordance with the guidelines provided by SFAS No. 142. The fair value of the Pamida retail segment was determined by the appraiser based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million as of February 3, 2002 related to the write down of all goodwill recorded on the Company's balance sheet, all of which related to the Pamida retail segment.

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

During the first half of fiscal 2003, no additional leases were terminated or owned properties sold. As of August 2, 2003, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $14.9 million and the remaining property write-down reserve was $16.1 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses as a current liability and the remainder ($13.7 million) is recorded in other long-term obligations at August 2, 2003. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, sales of owned stores and lease terminations have been slower than anticipated, due to the unfavorable retail real estate climate described earlier. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

Following is an analysis of the change in the restructuring reserve (in thousands) during the first half of fiscal 2003:

                                          Balance as of         Cash           Other        Balance as of
                                        February 1, 2003      Payments      Adjustments    August 2, 2003
                                        ----------------      --------      -----------    --------------
Lease termination and property
carrying costs                          $         14,971       (210)            115        $       14,876

Other costs                                          115                       (115)                  -0-
                                        -----------------------------------------------------------------

                                        $         15,086       (210)            -0-        $       14,876
                                        =================================================================

D. Stock-Based Employee Compensation Plans

The Company has various stock-based employee compensation plans, which are described more fully in Note G of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The expense related to the intrinsic value of restricted stock issued was not significant to second quarter or year to date net earnings, cash flows or financial position for fiscal years 2003 and 2002.

The following pro forma information illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options.

                                                              SECOND QUARTER (13               YEAR TO DATE (26 WEEKS)
                                                                 WEEKS) ENDED                            ENDED
                                                         -----------------------------------------------------------------
                                                          August 2,         August 3,         August 2,         August 3,
                                                            2003              2002              2003              2002
                                                            ----              ----              ----              ----
Net earnings (loss) as reported                          $    7,699        $    7,205        $    6,604        $ (178,375)
Add: Stock-based employee compensation expense
           included in reported net income, net of
           related tax effects                                  123                28               250                55
Deduct: Total stock-based employee compensation
           expense determined under fair value
           method for all option awards, net of
           related tax effects                                 (416)             (435)             (533)             (906)
                                                         -----------------------------------------------------------------

Pro forma net earnings (loss)                            $    7,406        $    6,798        $    6,321        $ (179,226)
                                                         =================================================================

Net Earnings (Loss) per share:
     Basic - as reported                                 $     0.27        $     0.25        $     0.23        $    (6.20)
     Basic - pro forma                                   $     0.26        $     0.24        $     0.22        $    (6.24)

     Diluted - as reported                               $     0.26        $     0.25        $     0.23        $    (6.10)
     Diluted - pro forma                                 $     0.25        $     0.24        $     0.22        $    (6.13)

E. Business Segment Information

The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines, and retail health services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2002 Annual Report on Form 10-K, except for the implementation of recent accounting pronouncements as described herein. The Company evaluates performance based on earnings from operations of the respective business segments.

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                            SECOND QUARTER (13 WEEKS) ENDED    YEAR TO DATE (26 WEEKS) ENDED
                                            -------------------------------   -------------------------------
                                            AUGUST 2, 2003   AUGUST 3, 2002   AUGUST 2, 2003   AUGUST 3, 2002
-------------------------------------------------------------------------------------------------------------
Net sales
ShopKo Retail                                $   558,810      $   583,283      $ 1,089,337       $ 1,135,753

Pamida Retail                                    205,882          200,086          383,272           376,380
-------------------------------------------------------------------------------------------------------------
Total net sales                              $   764,692      $   783,369      $ 1,472,609       $ 1,512,133
-------------------------------------------------------------------------------------------------------------

Earnings (loss) from operations
ShopKo Retail                                $    24,858      $    28,634      $    40,671       $    53,687
Pamida Retail                                      6,304            3,708            4,932               972
Corporate                                         (7,808)          (7,616)         (13,431)          (16,067)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations              $    23,354      $    24,726      $    32,172       $    38,592
-------------------------------------------------------------------------------------------------------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first half of fiscal 2003 and fiscal 2002.

F. Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $10.6 million as of August 2, 2003.

G. Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Consensus No. 02-16, "Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor", applicable to fiscal years beginning after December 15, 2002. EITF No. 02-16 provides accounting guidance on how a customer, including a reseller, should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. The Company adopted EITF No. 02-16 on a prospective basis as of February 2, 2003. EITF 02-16, as it applies to the Company, addresses the recognition of certain vendor allowances and requires these allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or other costs incurred. The adoption of EITF 02-16 resulted in the deferral of certain vendor allowances into inventory cost. This reduced earnings by approximately $1.6 million after tax or $0.05 per share for the second quarter and by $2.5 million after tax or $0.08 per share for the first half of fiscal 2003. The Company believes the full year impact on earnings will be immaterial. Additionally, the adoption of EITF 02-16 impacted certain vendor allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, decreased Cost of Sales by $6.7 million and $14.4 million for the second quarter and first half of fiscal 2003, respectively.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of August 2, 2003, the Company has not elected to expense stock options. The potential impact on consolidated financial statements of expensing of stock options is disclosed in Note D of the Notes to Condensed Consolidated Financial Statements.

H. Subsequent Event

On August 19, 2003, the Company amended and restated its senior secured revolving credit facility (the "Amended Secured Credit Facility"), which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility, which terminates on August 19, 2007, provides for revolving credit borrowings of up to $450.0 million. Amounts available under the Amended Secured Credit Facility are limited based on a percentage of inventory and accounts receivable and bear interest at the bank's base rate or Eurodollar rate plus an applicable margin depending on borrowing availability under the facility. The facility contains various affirmative and negative covenants and limits the Company's ability to pay dividends.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2003 and 2002 as a percentage of net sales:

                                                             SECOND QUARTER                  YEAR TO DATE
                                                               (13 WEEKS)                     (26 WEEKS)
                                                       --------------------------      --------------------------
                                                         FISCAL          FISCAL          FISCAL          FISCAL
                                                          2003            2002            2003            2002
                                                       ----------      ----------      ----------      ----------
Revenues:
  Net sales                                               100.0%          100.0%          100.0%          100.0%
  Licensed department rentals and other income              0.4             0.4             0.4             0.4
                                                       --------        --------        --------        --------
                                                          100.4           100.4           100.4           100.4

  Cost of sales                                            73.6            74.5            73.9            74.6

  Gross margin                                             26.4            25.5            26.1            25.4

  Selling, general and administrative expenses             21.1            20.1            21.5            20.5
  Depreciation and amortization expenses                    2.7             2.6             2.8             2.8
                                                       --------        --------        --------        --------
                                                           23.8            22.7            24.3            23.3
                                                       --------        --------        --------        --------

Earnings from operations                                    3.1             3.2             2.2             2.6
Interest expense - net                                      1.4             1.6             1.4             1.7
                                                       --------        --------        --------        --------

Earnings before income taxes                                1.7             1.5             0.7             0.8
Provision for income taxes                                  0.7             0.6             0.3             0.3
                                                       --------        --------        --------        --------
Earnings before accounting change                           1.0%            0.9%            0.4%            0.5%
Cumulative effect of accounting change                       --              --              --           (12.3)
                                                       --------        --------        --------        --------
Net earnings (loss)                                         1.0%            0.9%            0.4%          (11.8)%
                                                       ========        ========        ========        ========

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:

                                                             SECOND QUARTER                  YEAR TO DATE
                                                               (13 WEEKS)                     (26 WEEKS)
                                                       --------------------------      --------------------------
                                                        FISCAL           FISCAL          FISCAL          FISCAL
                                                         2003             2002            2003            2002
                                                       ----------      ----------      ----------      ----------
SHOPKO RETAIL SEGMENT
  Net sales                                              100.0%           100.0%         100.0%          100.0%
  Licensed department rentals and other income             0.5              0.5            0.5             0.5
                                                       -------         --------        -------         -------
                                                         100.5            100.5          100.5           100.5

  Cost of sales                                           73.6             74.5           74.0            74.3

  Gross margin                                            26.4             25.5           26.0            25.7

  Selling, general and administrative expenses            19.8             18.5           20.1            18.8
  Depreciation and amortization expenses                   2.6              2.6            2.7             2.7
                                                       -------         --------        -------         -------
                                                          22.5             21.1           22.8            21.5
                                                       -------         --------        -------         -------

Earnings from operations                                   4.4%             4.9%           3.7%            4.7%
                                                       =======         ========        =======         =======

                                                             SECOND QUARTER                   YEAR TO DATE
                                                               (13 WEEKS)                      (26 WEEKS)
                                                       --------------------------      --------------------------
                                                         FISCAL          FISCAL          FISCAL          FISCAL
                                                          2003            2002            2003            2002
                                                       ----------      ----------      ----------      ----------
PAMIDA RETAIL SEGMENT

  Net sales                                              100.0%           100.0%         100.0%          100.0%
  Licensed department rentals and other income             0.2              0.2            0.2             0.2
                                                       -------         --------        -------         -------
                                                         100.2            100.2          100.2           100.2

  Cost of sales                                           73.5             74.8           73.7            75.5

  Gross margin                                            26.5             25.2           26.3            24.5

  Selling, general and administrative expenses            20.8             20.8           22.1            21.6
  Depreciation and amortization expenses                   2.8              2.7            3.0             2.9
                                                       -------         --------        -------         -------
                                                          23.5             23.6           25.2            24.5
                                                       -------         --------        -------         -------

Earnings from operations                                   3.1%             1.9%           1.3%            0.3%
                                                       =======         ========        =======         =======

NET SALES:

The following table presents the Company's consolidated net sales for the second quarter and first half of fiscal 2003 and fiscal 2002:

                               SECOND QUARTER                % INCREASE/
                                 (13 WEEKS)                   (DECREASE)
                         -------------------------------------------------------
                           FISCAL         FISCAL
                            2003           2002         TOTAL ***         COMP**
                         ----------     ----------     ----------       --------
ShopKo Retail            $    558.8     $    583.3       (4.2)%           (4.2)%
Pamida Retail*                205.9          200.1        2.9 %            3.7 %
                         -------------------------------------------------------
Consolidated             $    764.7     $    783.4       (2.4)%           (2.2)%
                         =======================================================

                                YEAR TO DATE                  % INCREASE/
                                 (26 WEEKS)                    (DECREASE)
                         -------------------------------------------------------
                           FISCAL         FISCAL
                            2003           2002        TOTAL ***          COMP**
                         ----------     ----------     ----------       --------
ShopKo Retail            $  1,089.3     $  1,135.7       (4.1)%           (4.1)%
Pamida Retail*                383.3          376.4        1.8 %            2.6 %
                         -------------------------------------------------------
Consolidated             $  1,472.6     $  1,512.1       (2.6)%           (2.4)%
                         =======================================================

  * Changes in store sales are exclusive of layaway sales, which are immaterial.

 ** Changes in comparable store sales are based upon those stores open for the entire preceding fiscal year.

*** Pamida division reflects sales from six closed locations which were not replaced.

The 4.2 percent decrease in ShopKo comparable store sales during the second quarter was primarily the result of decreased general merchandise sales as a result of the challenging retail climate, adjustments to the advertising calendar and less aggressive advertised pricing, partially offset by strong sales in retail health services. Changes in ShopKo comparable store sales in the second quarter of fiscal 2003 by category were as follows: Retail Health, 4.7%; Hardlines/Home, (8.8)%; and Softlines, (6.6)%. The 3.7 percent increase in Pamida comparable store sales was driven by increased pharmacy (including sales at new pharmacy locations in existing Pamida stores) and advertised sales, resulting from new convenience and value merchandising and marketing efforts. Changes in Pamida comparable store sales in the second quarter of fiscal 2003 by category were as follows: Pharmacy, 20.9%; Hardlines, 1.8%; and Softlines, (4.1)%.

The 4.1 percent decrease in ShopKo comparable store sales during the first half of fiscal 2003 was primarily the result of decreased general merchandise sales as a result of weak consumer sentiment, adjustments to the advertising calendar and competitive store openings, partially offset by strong sales in retail health services. Changes in ShopKo comparable store sales in the first half of fiscal 2003 by category were as follows: Retail Health, 4.6%; Hardlines/Home, (9.2)%; and Softlines, (6.7)%. The 2.6 percent increase in Pamida comparable store sales during the first half of fiscal 2003 was driven by increased pharmacy and advertised sales, resulting from new convenience and value merchandising and marketing efforts. Changes in Pamida comparable store sales in the first half of fiscal 2003 by category were as follows:

Pharmacy, 18.2%; Hardlines, (0.5)%; and Softlines, (0.3)%. As mentioned earlier, the increase in Pharmacy sales for the Pamida division is inclusive of new pharmacy openings in existing stores.

Generating sales growth is a Company priority, which will be challenging in the current environment. The Company expects competitive store openings to continue to affect sales in a similar manner for the foreseeable future. To address the sales growth priority, the Company has initiated investments in infrastructure, in both organization and technology, additional store remodeling plans and is continuing store development plans to focus on our strong Retail Health segment and to strengthen performance in Hardlines/Home and Softlines. Moreover, the Company will continue to refine merchandising and advertising techniques in this challenging environment. There can be no assurance that such efforts will succeed.

The Company's store activity is summarized below:

                                                         26 WEEKS ENDED
                                                     -----------------------     YEAR ENDED
                                                     AUGUST 2,     AUGUST 3,     FEBRUARY 1,
                                                       2003           2002          2003
                                                       ----           ----          ----
SHOPKO STORES
     Beginning number of stores                         141           141            141
     Openings                                             0             0              0
     Closings                                             0             0              0
                                                     -------------------------------------
     Ending number of stores                            141           141            141
                                                     =====================================

PAMIDA STORES
     Beginning number of stores                         223           225            225
     Openings                                             0             0              0
     Closings                                             4             1              2
                                                     -------------------------------------
     Ending number of stores                            219           224            223
                                                     =====================================

GROSS MARGIN:

Consolidated gross margin, as a percent of net sales for the second quarter of fiscal 2003, was 26.4 percent compared with 25.5 percent for the same period last year. Consolidated gross margin dollars increased 1.1 percent to $201.7 million for the same period. The adoption of EITF No. 02-16 favorably affected gross margin by 50 basis points, or $4.1 million. Excluding the effect of EITF No. 02-16, the Company experienced improved merchandise margins attributable to reduced shrinkage.

ShopKo's gross margin as a percent of net sales was 26.4 percent in the second quarter compared with 25.5 percent last year. ShopKo's gross margin dollars decreased 1.1 percent to $147.2 million for the same period, due primarily to lower sales volume. The adoption of EITF No. 02-16 favorably affected ShopKo's gross margin by 90 basis points, or $4.9 million. Pamida's gross margin as a percent of net sales was 26.5 percent in the second quarter of fiscal 2003 compared with 25.2 percent last year. Pamida's gross margin dollars increased
7.8 percent to $54.5 million for the same period. The improvement was primarily attributable to continued reductions in shrink expense. The adoption of EITF No. 02-16 adversely affected Pamida's gross margin by 40 basis points or ($0.8) million.

Consolidated gross margin, as a percent of net sales for the first half of fiscal 2003, was 26.1 percent compared with 25.4 percent for the same period last year. Consolidated gross margin dollars were flat at $384.4 million for the same period. The adoption of EITF No. 02-16 favorably affected gross margin by 70 basis points, or $10.4 million. Excluding the effect of

EITF No. 02-16, the Company experienced compressed merchandise margins attributable to heavier clearance activity in the ShopKo division, offset by reduced shrink expense.

ShopKo's gross margin as a percent of net sales was 26.0 percent in the first half of fiscal 2003 compared with 25.7 percent last year. ShopKo's gross margin dollars decreased 2.8 percent to $283.7 million for the same period, due primarily to increased clearance sales. The adoption of EITF No. 02-16 favorably affected ShopKo's gross margin by 110 basis points or $11.5 million. Pamida's gross margin as a percent of net sales was 26.3 percent in the first half of fiscal 2003 compared with 24.5 percent last year. Pamida's gross margin dollars increased 9.0 percent to $100.7 million for the same period. The improvement was primarily attributable to continued reductions in shrink expense. The adoption of EITF No. 02-16 adversely affected Pamida's gross margin by 30 basis points or ($1.1) million.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended August 2, 2003 and August 3, 2002. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been $2.9 million higher at August 3, 2002. There was no difference between the LIFO and FIFO cost methods at August 2, 2003 and February 1, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative (SG&A) expenses, as a percent of net sales for the second quarter, were 21.1 percent compared with 20.1 percent last year. The adoption of EITF No. 02-16 adversely affected consolidated SG&A by 90 basis points or $6.7 million. Excluding the effect of EITF No. 02-16, the Company's expense rate would have increased by ten basis points over the same period last year. The higher rate is primarily attributable to lower sales volume.

ShopKo's selling, general and administrative expenses as a percent of net sales for the second quarter were 19.8 percent compared with 18.5 percent last year. The adoption of EITF No. 02-16 adversely affected SG&A by 130 basis points. Pamida's selling, general and administrative expenses for the second quarter were 20.8 percent of net sales, consistent with the second quarter of last year.

The second quarter difference in the effects of adopting EITF No. 02-16 between the $4.1 million in gross margin and the $6.7 million in SG&A expense, or $2.6 million, relates to the deferred recognition of vendor allowances into inventory until the merchandise is sold.

Consolidated selling, general and administrative (SG&A) expenses as a percent of net sales for the first half of fiscal 2003 were 21.5 percent compared with 20.5 percent last year. The adoption of EITF No. 02-16 adversely affected consolidated SG&A by 100 basis points or $14.4 million. Excluding the effect of EITF No. 02-16, the Company's expense rate would have been comparable with the same period last year.

ShopKo's selling, general and administrative expenses as a percent of net sales for the first half of fiscal 2003 were 20.1 percent compared with 18.8 percent last year. The adoption of EITF No. 02-16 adversely affected SG&A by 140 basis points. Pamida's selling, general and administrative expenses for the first half of fiscal 2003 were 22.1 percent of net sales compared with 21.6 percent for the first half of last year, reflecting store closing costs, increased payroll costs associated with pharmacy growth and increases in incentive compensation costs.

DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses as a percent of net sales for the second quarter were 2.7 percent compared with 2.6 percent last year. The increase for the second quarter of fiscal 2003 was primarily attributable to lower sales. For the first half of fiscal 2003 and fiscal 2002, depreciation and amortization expenses were 2.8 percent of net sales.

INTEREST EXPENSE - NET:

Net interest expense for the second quarter of the fiscal year decreased 17.2 percent to $10.6 million and decreased 18.0 percent to $21.2 million for the first half of the fiscal year, when compared with the same periods in the prior fiscal year. The decrease in interest expense of $2.2 million for the second quarter and $4.7 million for the first half of the year was primarily due to reductions in debt levels compared with the prior year.

INCOME TAXES:

The Company's effective tax rate for the second quarter and first half of fiscal 2003 was 39.7 percent which is consistent with the effective tax rate for the second quarter and first half of fiscal 2002.

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

         Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and the distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, six were disposed of in fiscal 2001 and nine were disposed of in fiscal 2002, leaving nine remaining properties covered by the restructuring reserve. During the first half of fiscal 2003, no additional leases were terminated or owned properties sold.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $8.8 million for the first half of fiscal 2003 compared with $82.1 million for the same period last year. The change in cash provided by operating activities in comparison to the first half of 2002 was primarily due to changes in merchandise inventory levels, payments of accrued income taxes and lower accruals for compensation and related taxes. The Company finances a significant portion of its operations through vendor financing. As of August 2, 2003, accounts payable totaled $251.0 million. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of August 2, 2003, the Company had $247.5 million of Senior Unsecured Notes outstanding. On August 15, 2003, the Company funded the retirement of $89.2 million in aggregate principal amount of notes due August 2003. The remaining Senior Unsecured Notes have maturity dates in November 2004 and March 2022, with approximately $58.2 million principal amount maturing in November 2004. Subject to certain limitations set forth in our amended and restated senior secured revolving credit facility (the "Amended Secured Credit Facility"), proceeds of the facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Amended Secured Credit Facility. During the first half of fiscal 2003, the Company purchased a combined total of $1.5 million in principal amount of the outstanding Senior Unsecured Notes due in November 2004. The Company anticipates funding the retirement of the notes due November 2004 through a combination of operating cash flow and available borrowings under the Amended Secured Credit Facility. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition to the Senior Unsecured Notes, the Company had $53.2 million outstanding under its secured credit facility at the end of the second quarter of fiscal 2003 compared with $130.9 million outstanding at the end of the second quarter of fiscal 2002. On August 19, 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility.

The Amended Secured Credit Facility terminates August 19, 2007, limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate to restrictions on cash management to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of August 2, 2003 and for the first half of fiscal 2003, the Company was in compliance with all covenants in the secured credit facility in place during the first half of the year.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of August 2, 2003 (in thousands):

-----------------------------------------------------------------------------------------------------------
                                                          Less than 1                              After
CONTRACTUAL OBLIGATIONS                        Total         year       2-3 years    4-5 years    5 years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt                               $  300,867   $   90,366   $   61,330   $    5,599   $  143,572
-----------------------------------------------------------------------------------------------------------
Capital Lease Obligations (1)                   184,223       15,119       29,139       26,299      113,666
-----------------------------------------------------------------------------------------------------------
Operating Leases (2)                            207,494       20,198       34,856       31,701      120,739
-----------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations           $  692,584   $  125,683   $  125,325   $   63,599   $  377,977
-----------------------------------------------------------------------------------------------------------

(1) Capital lease obligations represent the total minimum future obligations including interest.

(2) Operating leases are the aggregate future payments for operating leases as of August 2, 2003, including closed stores.

The Company believes that the Amended Secured Credit Facility and expected cash from operations together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2003 and fiscal 2004. However, if the Company's operating results were to deteriorate significantly for any reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems, which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has a significant amount of debt obligations maturing in November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company's results of operations and financial condition will be materially adversely affected.

The Company spent $11.1 million in the second quarter and $14.0 million in the first half of fiscal 2003 on capital expenditures compared with $7.6 million and $10.5 million in the second quarter and first half of fiscal 2002, respectively. During the quarter, the Company completed the remodeling of eleven Pamida stores, began the remodeling of two ShopKo stores, prepared to open two new Pamida stores, and announced the test of a freestanding drug store concept.

The Company's total capital expenditures for fiscal 2003 are anticipated to be approximately $60.0 to $70.0 million. The expected expenditures during the remainder of fiscal 2003 relate primarily to investments in infrastructure, especially technology. The Company also expects that capital expenditures will be made for pharmacy growth, store remodels (including new merchandise initiatives), Pamida new store openings, initial development of a 2004 new store opening program and the test of a freestanding drug store concept. However, the Company does not expect to pursue significant growth of its retail store business through new store construction or acquisitions in fiscal 2003. Such plans may be reviewed and revised from time to time in light of changing conditions. Subsequent to the second quarter of fiscal 2003, the Company announced its intent to expend approximately $20 million in fiscal 2004 in connection with the expansion of the ShopKo distribution center in Omaha, Nebraska to accommodate the consolidation of the Pamida distribution operations located in Omaha, Nebraska into one automated facility serving both divisions.

INFLATION:

Inflation has and is expected to have only a minor effect on the results of operations of the Company and its internal and external sources of liquidity.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS:

Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such forward-looking statements include, without limitation, statements regarding earnings, growth and capital expenditure plans and capital requirements. The information under the heading "Forward-Looking Statements and Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements, including: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of current or future reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations - most notably the highly seasonal nature of the Company's business; g.) competition; h.) long-term economic effects of U.S. and international political unrest and an extended economic slowdown; i.) general economic conditions and weather; j.) smooth functioning of the Company's distribution network; k.) labor conditions; l.) pending or future changes in federal, state or local laws and regulations and m.) pending or future litigation. In addition, the impact of recent accounting pronouncements described in Item 1 of this report could cause our actual results to differ materially from those anticipated by the forward-looking statements. The Company undertakes no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

ITEM 4:       CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)      Changes in Internal Control

         There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended August 2, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held its 2003 Annual Meeting of Shareholders on May 28,
         2003.

(b) Votes cast for the election of directors at the 2003 Annual Meeting were as follows:

Jack W. Eugster:

         For                                26,057,095

         Withheld Authority                    288,061

Stephen E. Watson:

         For                                26,080,854

         Withheld Authority                    264,302

Richard A. Zona:

         For                                26,076,315

         Withheld Authority                    268,841

The terms of office as directors for Messrs. Girard, Kramer, Turner, Duncan, Wolf and Ms. McPhee continued after the 2003 Annual Meeting of Shareholders.

(c) Votes cast to ratify the appointment of Deloitte & Touche LLP to audit the financial statements of the Company for the fiscal year ending January 31, 2004 were as follows:

For                                26,145,082

Against                               185,833

Abstain                                14,241

Broker Non-Vote                             0

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                  4.5 Amended and Restated Loan and Security Agreement dated as of August 19, 2003 ("Amended Secured Credit Facility") among ShopKo Stores, Inc. and Pamida, Inc., subsidiaries of ShopKo Stores, Inc., named therein, as guarantors, the banks, named therein, and Fleet Retail Finance Inc., as Administrative Agent. (The exhibits and schedules to the Amended Secured Credit Facility have been omitted. Such exhibits and schedules are described in the agreement. The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.)

                  31.1 Certification of Sam K. Duncan, Chief Executive Officer, President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  32.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350.

                  32.2 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

         (b)  Reports on Form 8-K.

         The Company furnished one Current Report on Form 8-K during the second quarter of fiscal 2003 as follows:

              1) Form 8-K with respect to Items 7, 9 and 12 dated May 22, 2003, providing a press release containing its financial results for the quarter ended May 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHOPKO STORES, INC. (Registrant)

Date: September 16, 2003         By: /s/ Sam K. Duncan
                                     -----------------
                                 Sam K. Duncan
                                 Chief Executive Officer, President
                                 (Duly Authorized Officer of Registrant)

Date: September 16, 2003         By: /s/ Brian W. Bender
                                     -------------------
                                 Brian W. Bender
                                 Senior Vice President, Chief Financial Officer
                                 (Principal Financial Officer and Duly
                                 Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT

Exhibit
Number                                      Exhibit
------                                      -------
  4.5         Amended and Restated Loan and Security Agreement dated as of August 19,
              2003 ("Amended Secured Credit Facility") among ShopKo Stores, Inc. and
              Pamida, Inc., subsidiaries of ShopKo Stores, Inc., named therein, as guarantors, the banks, named therein, and Fleet Retail Finance Inc., as
              Administrative Agent.

 31.1         Certification of Sam K. Duncan, Chief Executive Officer, President,
              pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

 31.2         Certification of Brian W. Bender, Senior Vice President, Chief
              Financial Officer, pursuant to Rule 13a-14(a) under the Securities
              Exchange Act of 1934, as amended.

 32.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350.

 32.2         Statement of Brian W. Bender, Senior Vice President, Chief Financial
              Officer, pursuant to 18 U.S.C. ss. 1350.