Form 10-Q
period 2003-11-01
SHOPKO STORES INC
filed 2003-12-15
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

           FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED NOVEMBER 1, 2003

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 1-10876
                       -------

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

   Wisconsin                                                             41-0985054
----------------------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer Identification No.)
 incorporation or organization)

 700 Pilgrim Way, Green Bay, Wisconsin                                  54304
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

     Registrant's telephone number, including area code        (920) 429-2211
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

                            Yes    X         No
                                -------         --------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes    X         No
                                -------         --------

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 28, 2003 is as follows:

     Title of Each Class                                  Shares Outstanding
     -------------------                                  ------------------
     Common Shares                                        29,215,645

     Exhibit Index                                        Page 1 of Page 25
     on Page 26

                               SHOPKO STORES, INC.
                                    FORM 10-Q

              FOR THE 13 WEEKS and 39 WEEKS ENDED NOVEMBER 1, 2003
                                      INDEX

Part I   Item 1 - Financial Statements                                          Page
                                                                                ----
         Condensed Consolidated Statements of Operations for the                 3
         13 weeks ended November 1, 2003 and November 2, 2002

         Condensed Consolidated Statements of Operations for the                 4
         39 weeks ended November 1, 2003 and November 2, 2002

         Condensed Consolidated Balance Sheets as of November 1,                 5
         2003, November 2, 2002 and February 1, 2003

         Condensed Consolidated Statements of Cash Flows for                     6
         the 39 weeks ended November 1, 2003 and November 2, 2002

         Condensed Consolidated Statement of Shareholders'                       7
         Equity for the 39 weeks ended November 1, 2003

         Notes to Condensed Consolidated Financial Statements                    8-12

         Item 2 - Management's Discussion and Analysis of Financial              13-22
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk     23

         Item 4 - Controls and Procedures                                        23


Part II  Item 6 - Exhibits and Reports on Form 8-K                               24

         Signatures                                                              25

                        PART I - FINANCIAL INFORMATION

ITEM 1:             FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES                     THIRD QUARTER (13 WEEKS) ENDED
------------------------------------                     ------------------------------
(In thousands, except per share data)
                                                         NOVEMBER 1,           NOVEMBER 2,
                                                            2003                 2002
                                                         ----------           ------------
                                                         (UNAUDITED)          (UNAUDITED)
Revenues:
   Net sales                                               $758,543           $769,610
   Licensed department rentals and other income               3,483              3,351
                                                           --------           --------
                                                            762,026            772,961
Costs and expenses:
   Cost of sales                                            566,739            578,707
   Selling, general and administrative expenses             165,165            158,799
   Depreciation and amortization expenses                    20,490             20,667
                                                           --------           --------
                                                            752,394            758,173

Earnings from operations                                      9,632             14,788
Interest expense - net                                        8,033             13,334
                                                           --------           --------

Earnings before income taxes                                  1,599              1,454

Provision for income taxes                                      635                577
                                                           --------           --------

Net Earnings                                               $    964           $    877
                                                           ========           ========

Net earnings per share of common stock:

   Basic:                                                  $   0.03           $   0.03
                                                           ========           ========

   Diluted:                                                $   0.03           $   0.03
                                                           ========           ========

Weighted average number of common shares outstanding:

   Basic:                                                    29,034             28,827

   Diluted:                                                  29,379             29,267


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES                            YEAR TO DATE (39 WEEKS) ENDED
------------------------------------                            -----------------------------
(In thousands, except per share data)
                                                                NOVEMBER 1,         NOVEMBER 2,
                                                                   2003                2002
                                                                ----------          -----------
                                                                (UNAUDITED)         (UNAUDITED)
Revenues:
   Net sales                                                    $2,231,152          $ 2,281,743
   Licensed department rentals and other income                      9,770                9,674
                                                                ----------          -----------
                                                                 2,240,922            2,291,417
Costs and expenses:
   Cost of sales                                                 1,654,953            1,706,448
   Selling, general and administrative expenses                    482,097              469,313
   Depreciation and amortization expenses                           62,068               62,276
                                                                ----------          -----------
                                                                 2,199,118            2,238,037

Earnings from operations                                            41,804               53,380
Interest expense - net                                              29,249               39,204
                                                                ----------          -----------

Earnings before income taxes                                        12,555               14,176

Provision for income taxes                                           4,987                5,622
                                                                ----------          -----------

Earnings before accounting change                                    7,568                8,554

Cumulative effect of accounting change                                 -0-             (186,052)
                                                                ----------          -----------

Net earnings (loss)                                             $    7,568          $  (177,498)
                                                                ==========          ===========

Net earnings (loss) per share of common stock:
   Basic:
    Earnings before cumulative effect of accounting change      $     0.26          $      0.30

    Cumulative effect of accounting change                             -0-                (6.46)
                                                                ----------          -----------

    Net earnings (loss)                                         $     0.26          $     (6.17)
                                                                ==========          ===========

   Diluted:
    Earnings before cumulative effect of accounting change      $     0.26          $      0.29

    Cumulative effect of accounting change                             -0-                (6.36)
                                                                ----------          -----------

    Net earnings (loss)                                         $     0.26          $     (6.07)
                                                                ==========          ===========

Weighted average number of common shares outstanding:
   Basic:                                                           28,980               28,788

   Diluted:                                                         29,261               29,265


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SHOPKO STORES, INC. AND SUBSIDIARIES                              THIRD QUARTER AS OF          FISCAL YEAR END
------------------------------------                        -----------------------------      ---------------
(In thousands)
                                                            NOVEMBER 1,        NOVEMBER 2,       FEBRUARY 1,
ASSETS                                                         2003               2002             2003*
                                                            -----------       -----------       -----------
                                                            (UNAUDITED)       (UNAUDITED)
Current assets:
  Cash and cash equivalents                                 $    58,453       $    35,069       $    33,753
  Receivables, less allowance for losses of $2,692
     $3,637 and $2,611, respectively                             49,195            53,560            49,509
  Merchandise inventories                                       708,312           718,637           562,731
  Other current assets                                           11,597            15,915            13,745
                                                            -----------       -----------       -----------
     Total current assets                                       827,557           823,181           659,738

Other assets and deferred charges                                12,087            10,897            12,570
Intangible assets - net                                          24,217            22,157            20,475

Property and equipment, net of accumulated
   depreciation of $778,613, $710,603 and $723,550              780,664           829,465           812,184
                                                            -----------       -----------       -----------
     Total assets                                           $ 1,644,525       $ 1,685,700       $ 1,504,967
                                                            ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                           $   205,048       $    79,511       $    40,022
  Accounts payable - trade                                      333,502           335,349           241,166
  Accrued compensation and related taxes                         40,067            34,809            44,957
  Deferred taxes and other accrued liabilities                  127,953           133,967           128,809
  Accrued income and other taxes                                 28,015            27,778            49,998
  Current portion of long-term obligations and leases             6,890            96,910            95,554
                                                            -----------       -----------       -----------
    Total current liabilities                                   741,475           708,324           600,506

Long-term obligations and leases, less current portion          304,389           429,348           319,577
Other long-term obligations                                      15,793             3,365            16,744
Deferred income taxes                                            25,186            30,355            19,769

Shareholders' equity:
  Common stock                                                      311               308               310
  Additional paid-in capital                                    390,680           387,787           389,177
  Retained earnings                                             207,006           166,463           199,134
  Less treasury stock                                           (40,315)          (40,250)          (40,250)
                                                            -----------       -----------       -----------
     Total shareholders' equity                                 557,682           514,308           548,371
                                                            -----------       -----------       -----------
     Total liabilities and shareholders' equity             $ 1,644,525       $ 1,685,700       $ 1,504,967
                                                            ===========       ===========       ===========

* Condensed from audited financial statements. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SHOPKO STORES, INC. AND SUBSIDIARIES                                      YEAR TO DATE (39 WEEKS) ENDED
------------------------------------                                      -----------------------------
(In thousands)                                                            NOVEMBER 1,      NOVEMBER 2,
                                                                            2003             2002
                                                                         -----------      ----------
                                                                         (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
Earnings before accounting change                                        $   7,568       $   8,554
Adjustments to reconcile earnings before accounting change to net cash provided by operating activities:
         Depreciation and amortization                                      62,068          62,276
         Provision for losses on receivables                                   225             258
         Gain on sale of property and equipment                             (2,291)         (1,980)
         Deferred income taxes                                               2,125           8,900
         Change in assets and liabilities:
                 Receivables                                                    89          (5,081)
                 Merchandise inventories                                  (145,581)       (104,726)
                 Other current assets                                        2,148           2,473
                 Other assets and intangibles                               (4,977)            917
                 Accounts payable                                           92,336          79,719
                 Accrued liabilities                                       (23,021)          3,781
                                                                         ---------       ---------

                Net cash provided by (used in) operating activities         (9,311)         55,091
                                                                         ---------       ---------

Cash flows from investing activities:
         Payments for property and equipment                               (35,425)        (19,913)
         Proceeds from the sale of property and equipment                    4,101          11,413
                                                                         ---------       ---------
         Net cash used in investing activities                             (31,324)         (8,500)
                                                                         ---------       ---------

Cash flows from financing activities:
         Net proceeds from debt borrowings                                 166,687          37,471
         Net payments of debt and capital lease obligations               (102,249)        (78,771)
         Debt issuance costs                                                     0          (1,380)
         Purchase of Treasury Stock                                            (65)              0
         Change in common stock from stock options                             962             989
                                                                         ---------       ---------
         Net cash provided by (used in) financing activities                65,335         (41,691)
                                                                         ---------       ---------
Net increase in cash and cash equivalents                                   24,700           4,900
Cash and cash equivalents at beginning of period                            33,753          30,169
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $  58,453       $  35,069
                                                                         ---------       ---------

Supplemental cash flow information:

Noncash investing and financial activities -
    Capital lease obligations incurred                                   $       0       $      18
    Capital lease obligations terminated                                 $   3,989       $  11,000


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SHOPKO STORES, INC. AND SUBSIDIARIES

(In thousands)                    (UNAUDITED)



                                     Common Stock         Additional                    Treasury Stock              Total
                                  --------------------     Paid-in        Retained     ------------------      -----------------
                                    Shares     Amount      Capital        Earnings     Shares      Amount      Shares     Amount
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 1, 2003        30,974     $  310     $ 389,177      $ 199,134      (1,904)   $ (40,250)   29,070    $ 548,371

Net earnings                                                                 7,568                                           7,568

Issuance of restricted stock             28        -0-          319           (319)                                28           -0-

Sales of common stock under
     option plans                       109         1           961                                               109          962

Income tax benefit related to
     stock options                                              223                                                            223

Restricted stock expense                                                       623                                             623

Purchase of Treasury Stock                                                                  (4)         (65)       (4)         (65)
                                     ---------------------------------------------------------------------------------------------
BALANCES AT NOVEMBER 1, 2003         31,111    $  311     $ 390,680      $ 207,006      (1,908)   $ (40,315)   29,203    $ 557,682
                                     =============================================================================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.       Interim Financial Statements

The Company operates on a 52-week fiscal year basis. The 2003 fiscal year will end on January 31, 2004 and the 2002 fiscal year ended February 1, 2003. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of November 1, 2003 and November 2, 2002, and the results of operations and cash flows for the periods then ended.

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

C.       Restructuring Reserve

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000. All stores and the distribution center were closed and approximately 2,500 employees were terminated in the first quarter of fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, six were disposed of in fiscal 2001 and nine were disposed of in fiscal 2002. During the first three quarters of fiscal 2003, one additional owned property was sold. At the end of the third quarter of 2003, there were eight remaining properties covered by the restructuring reserve.

The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. Due to continuing softness in the retail real estate market, as well as a growing number of vacant retail properties coming on the market as the Company's competitors continue to restructure and downsize their operations, in fiscal 2002, the Company engaged a real estate consulting firm to evaluate the obligations of the remaining four leased closed stores and potential sales prices for the remaining five owned closed store properties. Based on this evaluation, the Company lowered the estimated valuations of the properties. Disposition of some properties has taken longer than originally estimated. As a result, the Company took an additional $5.6 million pre-tax impairment charge on the owned properties and an additional $0.4 million charge for future lease obligations on the leased properties during the fourth quarter of fiscal 2002.

As of November 1, 2003, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $14.7 million and the remaining property write-down reserve was $11.7 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses as a current liability and the remainder ($13.5 million) is recorded in other long-term obligations at November 1, 2003. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, sales of owned stores and lease terminations have been slower than anticipated due to the unfavorable retail real estate market described earlier. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

Following is an analysis of the change in the restructuring reserve (in thousands) during the first three quarters of fiscal 2003:

                                             Balance as of       Cash              Other               Balance as of
                                           February 1, 2003     Payments         Adjustments          November 1, 2003
                                           ----------------     --------         -----------          ----------------
Lease termination and property
carrying costs                                $ 14,971            (396)               115                $14,690
Other costs                                        115                               (115)               $     0
                                              --------            ----            -------                -------

                                              $ 15,086            (396)               -0-                $14,690
                                              ========            ====            =======                =======

D.       Stock-Based Employee Compensation Plans

The Company has various stock-based employee compensation plans, which are described more fully in Note G of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The expense related to the intrinsic value of restricted stock issued was not significant to third quarter or year to date net earnings, cash flows or financial position for fiscal years 2003 and 2002.

The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options.

                                                        THIRD QUARTER (13 WEEKS) ENDED      YEAR TO DATE (39 WEEKS) ENDED
                                                        ------------------------------      -----------------------------
                                                         November 1,       November 2,       November 1,      November 2,
                                                            2003              2002              2003             2002
                                                         -----------       -----------       -----------       -----------
Net earnings (loss) as reported                         $       964       $       877       $     7,568       $  (177,498)
Add:  Stock-based employee compensation expense
           included in reported net income, net of
           related tax effects                                  125               160               375               216
Deduct: Total stock-based employee compensation
           expense determined under fair value
           method for all option awards, net of
           related tax effects                                 (867)             (633)           (1,400)           (1,539)
                                                        -----------       -----------       -----------       -----------
Pro forma net earnings (loss)                           $       222       $       404       $     6,543       $  (178,821)
                                                        ===========       ===========       ===========       ===========
Net Earnings (loss) per share:
     Basic - as reported                                $      0.03       $      0.03       $      0.26       $     (6.17)
     Basic - pro forma                                  $      0.01       $      0.01       $      0.23       $     (6.23)

     Diluted - as reported                              $      0.03       $      0.03       $      0.26       $     (6.07)
     Diluted - pro forma                                $      0.01       $      0.01       $      0.23       $     (6.12)

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

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                          THIRD QUARTER (13 WEEKS) ENDED              YEAR TO DATE (39 WEEKS) ENDED
                                       -------------------------------------     ----------------------------------------
                                       NOVEMBER 1, 2003     NOVEMBER 2, 2002     NOVEMBER 1, 2003        NOVEMBER 2, 2002
                                       ----------------     ----------------     ----------------        ----------------
Net sales
ShopKo Retail                             $ 568,492            $ 584,099            $ 1,657,829            $ 1,719,852
Pamida Retail                               190,051              185,511                573,323                561,891
                                          ----------------------------------------------------------------------------
Total net sales                           $ 758,543            $ 769,610            $ 2,231,152            $ 2,281,743
                                          ----------------------------------------------------------------------------

Earnings (loss) from operations
ShopKo Retail                             $  17,878            $  23,234            $    58,549            $    76,921
Pamida Retail                                (3,342)              (1,310)                 1,590                   (338)
Corporate                                    (4,904)              (7,136)               (18,335)               (23,203)
                                          ----------------------------------------------------------------------------
Earnings (loss) from operations           $   9,632            $  14,788            $    41,804            $    53,380
                                          ----------------------------------------------------------------------------


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first three quarters of fiscal 2003 and fiscal 2002.

F.       Commitments & Contingencies

The Company is contingently liable for the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $10.4 million as of November 1, 2003.

G.       Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Consensus No. 02-16, "Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor", applicable to fiscal years beginning after December 15, 2002. EITF No. 02-16 provides accounting guidance on how a customer, including a reseller, should characterize, measure and recognize consideration received from a vendor. The Company adopted EITF No. 02-16 on a prospective basis as of February 2, 2003. EITF No. 02-16, as it applies to the Company, addresses the recognition of certain vendor allowances and requires these allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or other costs incurred. The adoption of EITF No. 02-16 resulted in the deferral of certain vendor allowances into inventory cost. There was no significant impact on earnings for the third quarter. Adoption of this standard reduced net earnings by approximately $2.3 million, or $0.08 per share, for the first three quarters of fiscal 2003. The Company believes the fiscal 2003 impact on net earnings may approximate $1.0 million to $2.0 million. Additionally, the adoption of EITF No. 02-16 impacted the classification of certain vendor allowances resulting in a reclassification that increased net advertising expense included in the Selling, General and Administrative expenses and, correspondingly, decreased Cost of Sales by $5.8 million and $20.3 million for the third quarter and first three quarters of fiscal 2003, respectively.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of November 1, 2003, the Company has not elected to expense stock options. The potential impact on consolidated financial statements of expensing of stock options is disclosed in Note D of the Notes to Condensed Consolidated Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the third quarter and first three quarters of fiscal 2003 and 2002 as a percentage of net sales:

                                                          THIRD QUARTER               YEAR TO DATE
                                                            (13 WEEKS)                 (39 WEEKS)
                                                       -------------------        --------------------
                                                       FISCAL        FISCAL       FISCAL        FISCAL
                                                        2003          2002         2003          2002
                                                       ------        -----        ------         -----
Revenues:
  Net sales                                            100.0 %       100.0 %       100.0 %       100.0 %
  Licensed department rentals and other income           0.5           0.4           0.4           0.4
                                                       -----         -----         -----         -----
                                                       100.5         100.4         100.4         100.4

  Cost of sales                                         74.7          75.2          74.2          74.8

  Gross margin                                          25.3          24.8          25.8          25.2

  Selling, general and administrative expenses          21.8          20.6          21.6          20.6
  Depreciation and amortization expenses                 2.7           2.7           2.8           2.7
                                                       -----         -----         -----         -----
                                                        24.5          23.3          24.4          23.3
                                                       -----         -----         -----         -----

Earnings from operations                                 1.3           1.9           1.9           2.3
Interest expense - net                                   1.1           1.7           1.3           1.7
                                                       -----         -----         -----         -----

Earnings before income taxes                             0.2           0.2           0.6           0.6
Provision for income taxes                               0.1           0.1           0.2           0.2
                                                       -----         -----         -----         -----
Earnings before accounting change                        0.1 %         0.1 %         0.3 %         0.4 %
Cumulative effect of accounting change                    --            --            --          (8.2)
                                                       -----         -----         -----         -----
Net earnings (loss)                                      0.1 %         0.1 %         0.3 %        (7.8)%
                                                       =====         =====         =====         =====

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:

                                                             THIRD QUARTER                   YEAR TO DATE
                                                              (13 WEEKS)                      (39 WEEKS)
                                                         ---------------------          -----------------------
                                                         FISCAL         FISCAL          FISCAL           FISCAL
                                                          2003           2002            2003             2002
                                                         -----          ------          ------           ------
SHOPKO RETAIL SEGMENT
  Net sales                                              100.0 %         100.0 %         100.0 %         100.0 %
  Licensed department rentals and other income             0.5             0.5             0.5             0.5
                                                         -----           -----           -----           -----
                                                         100.5           100.5           100.5           100.5

  Cost of sales                                           74.3            75.4            74.1            74.7

  Gross margin                                            25.7            24.6            25.9            25.3

  Selling, general and administrative expenses            20.5            18.6            20.2            18.8
  Depreciation and amortization expenses                   2.6             2.5             2.7             2.6
                                                         -----           -----           -----           -----
                                                          23.1            21.2            22.9            21.4
                                                         -----           -----           -----           -----
Earnings from operations                                   3.1 %           4.0 %           3.5 %           4.5 %
                                                         =====           =====           =====           =====


                                                           THIRD QUARTER                  YEAR TO DATE
                                                             (13 WEEKS)                    (39 WEEKS)
                                                        --------------------          --------------------
                                                        FISCAL         FISCAL         FISCAL         FISCAL
                                                         2003           2002           2003           2002
                                                        -----          -----          -----          -----
PAMIDA RETAIL SEGMENT

  Net sales                                             100.0 %        100.0 %        100.0 %        100.0 %
  Licensed department rentals and other income            0.2            0.2            0.2            0.2
                                                        -----          -----          -----          -----
                                                        100.2          100.2          100.2          100.2

 Cost of sales                                           75.9           74.6           74.4           75.2

  Gross margin                                           24.1           25.4           25.6           24.8

  Selling, general and administrative expenses           23.1           23.1           22.5           22.1
  Depreciation and amortization expenses                  2.9            3.1            3.0            3.0
                                                        -----          -----          -----          -----
                                                         26.0           26.3           25.5           25.1
                                                        -----          -----          -----          -----

Earnings (loss) from operations                         (1.7) %        (0.7) %        0.3 %          (0.1) %
                                                        =====          =====          =====          =====

NET SALES:

The following table presents the Company's consolidated net sales for the third quarter and first three quarters of fiscal 2003 and fiscal 2002 (dollars in millions):

                               THIRD QUARTER                         % INCREASE/
                                (13 WEEKS)                            (DECREASE)
                          --------------------------          -------------------------
                          FISCAL            FISCAL
                           2003              2002             TOTAL ***          COMP**
                          ------            ------            ------             ------
ShopKo Retail             $568.5            $584.1              (2.7)              (2.7)
Pamida Retail*             190.0             185.5               2.4                3.3
                          ------            ------            ------             ------
Consolidated              $758.5            $769.6              (1.4)              (1.3)
                          ======            ======            ======             ======


                               YEAR TO DATE                          % INCREASE/
                                (39 WEEKS)                            (DECREASE)
                         --------------------------          ---------------------------
                          FISCAL            FISCAL
                           2003              2002            TOTAL ***           COMP**
                         --------          --------          --------           --------
ShopKo Retail            $1,657.8          $1,719.8              (3.6)              (3.6)
Pamida Retail*              573.3             561.9               2.0                2.8
                         --------          --------          --------           --------
Consolidated             $2,231.1          $2,281.7              (2.2)              (2.0)
                         ========          ========          ========           ========

* Changes in store sales are exclusive of layaway sales, which are immaterial.

** Changes in comparable store sales are based upon those stores open for the entire preceding fiscal year.

*** Pamida division reflects sales from seven closed locations which were not replaced, and two new Pamida locations opened during the quarter.

The 2.7 percent decrease in ShopKo comparable store sales during the third quarter was primarily the result of decreased general merchandise sales and competitive store openings. General merchandise sales decreased as a result of weakness in home entertainment, consumer electronics, and linens and domestics. Furthermore, unseasonably warm weather adversely affected seasonal apparel sales, and promotional sales were lower than anticipated. These decreases were partially offset by strong sales in retail health services. Increases or (decreases) in ShopKo comparable store sales in the third quarter of fiscal 2003 by category were as follows: Retail Health, 4.9%; Hardlines/Home, (8.7)% and Softlines, (5.4)%. The 3.3 percent increase in Pamida comparable store sales was driven by increased pharmacy sales (including sales at new pharmacy locations in existing Pamida stores) and sales as a result of new convenience and value merchandising and marketing efforts, which was offset by decreased sales of apparel. Changes in Pamida comparable store sales in the third quarter of fiscal 2003 by category were as follows: Pharmacy, 23.3%; Hardlines, 1.2%; and Softlines, (8.2)%.

The 3.6 percent decrease in ShopKo comparable store sales during the first three quarters of fiscal 2003 was primarily related to decreased general merchandise sales, as a result of lower promotional sales and competitive store openings, partially offset by strong sales in retail health services. Changes in ShopKo comparable store sales in the first three quarters of fiscal 2003 by category were as follows: Retail Health, 4.7%; Hardlines/Home, (9.0)%; and Softlines,

(6.2)%. The 2.8 percent increase in Pamida comparable store sales during the first three quarters of fiscal 2003 was driven by increased pharmacy and advertised sales, as a result of new convenience and value merchandising and marketing efforts. Changes in Pamida comparable store sales in the first three quarters of fiscal 2003 by category were as follows: Pharmacy, 20.0%; Hardlines, 0.1%; and Softlines, (3.0)% The increase in Pharmacy sales for the Pamida division is inclusive of new pharmacy openings in existing stores.

Generating sales growth is a Company priority. However, the Company expects to be challenged by competitive store openings for the foreseeable future. To address sales growth, the Company has initiated investments in the Company's organizational and technological infrastructure as well as store remodeling plans and is continuing store development plans to focus on our strong Retail Health segment and to strengthen performance in Hardlines/Home and Softlines. Store remodeling and development plans include the addition of pharmacies to certain existing Pamida stores, the opening of new Pamida stores, and the development and opening of ShopKo Express Rx(TM) stores. Moreover, the Company will continue to refine and adjust merchandising and advertising strategies. There can be no assurance that such efforts will succeed.

The Company's store activity is summarized below:

                                                       39 WEEKS ENDED                        YEAR ENDED
                                           ---------------------------------------        ----------------
                                           NOVEMBER 1, 2003       NOVEMBER 2, 2002        FEBRUARY 1, 2003
                                           ----------------       ----------------        ----------------
SHOPKO STORES
     Beginning number of stores                  141                     141                  141
     Openings                                      0                       0                    0
     Closings                                      0                       0                    0
                                           ----------------       ----------------        ----------------
     Ending number of stores                     141                     141                  141
                                           ================       ================        ================

PAMIDA STORES
     Beginning number of stores                  223                     225                  225
     Openings                                      2                       0                    0
     Closings                                      5                       2                    2
                                           ----------------       ----------------        ----------------
     Ending number of stores                     220                     223                  223
                                           ================       ================        ================

EFFECT OF THE ADOPTION OF EITF NO. 02-16

EITF No. 02-16, as it applies to the Company, addresses the recognition of certain vendor allowances and requires these allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or other costs incurred. The adoption of EITF No. 02-16 by the Company resulted in a reclassification of certain vendor allowances that increased net advertising expense included in Selling, General and Administrative expenses and, correspondingly, decreased Cost of Sales, resulting in increased gross margin. In addition, the adoption of EITF No. 02-16 resulted in the deferral of certain vendor allowances into inventory cost that cannot be recognized until the merchandise is sold, which has a resulting effect on earnings.

The following table presents the effects of adopting EITF No. 02-16 for the third quarter and first three quarters of fiscal 2003 (dollars in millions):

                               THIRD QUARTER                     YEAR TO DATE
INCREASE/(DECREASE)           (13 WEEKS) ENDED                 (39 WEEKS) ENDED
                              NOVEMBER 1, 2003                 NOVEMBER 1, 2003
                           -----------------------         --------------------------

                                       PERCENT OF                         PERCENT OF
GROSS MARGIN                 $          NET SALES*           $             NET SALES*
------------               ----         ---------          ----           -----------
ShopKo Retail               6.9             1.22            18.4             1.11
Pamida Retail              (0.9)           (0.48)           (2.0)           (0.36)
                           ----                             ----
Consolidated                6.0             0.79            16.4             0.74
                           ====                             ====            =====

SELLING, GENERAL &
ADMINISTRATIVE                          PERCENT OF                         PERCENT OF
EXPENSES                     $          NET SALES*           $             NET SALES*
------------               ----         ---------          ----           -----------
ShopKo Retail               6.8             1.20             21.9             1.32
Pamida Retail              (1.0)           (0.53)            (1.6)            (.28)
                           ----                              ----
Consolidated                5.8             0.77             20.3             0.91
                           ====                              ====             ====

PRE-TAX EARNINGS             $                                $
----------------            ---                              ----
ShopKo Retail               0.1                             (3.5)
Pamida Retail               0.1                             (0.4)
                            ---                             ----
Consolidated                0.2                             (3.9)
                            ===                             ====

* Percent of net sales represent the dollar amount shown as a percent of ShopKo Retail and Pamida Retail business segments or consolidated net sales, respectively. Thus, the percents are not cumulative.

GROSS MARGIN:

Consolidated gross margin, as a percent of net sales for the third quarter of fiscal 2003, was 25.3 percent compared with 24.8 percent for the same period last year. In addition to the effect of EITF No. 02-16, reduced shrinkage, offset by lower merchandise margin rates, favorably affected gross margin. The Company's consolidated gross margin as a percent of sales has been reduced as the proportion of lower margin pharmacy and consumables sales has increased. Consolidated gross margin dollars increased 0.5 percent to $191.8 million for the same period.

ShopKo's gross margin as a percent of net sales was 25.7 percent in the third quarter compared with 24.6 percent last year. Aside from the effect of EITF No. 02-16, ShopKo's gross margin as a percent of net sales was negatively affected by lower pharmacy and merchandise margin rates, offset by reduced shrink expense. ShopKo's gross margin dollars increased 1.5 percent to $145.9 million for the same period. Pamida's gross margin as a percent of net sales was 24.1 percent in the third quarter of fiscal 2003 compared with 25.4 percent last year. In addition to the effect of EITF No. 02-16, the reduction was primarily attributable to lower merchandise and pharmacy margin rates due to a higher penetration of pharmacy and consumables sales (which traditionally have lower margin rates), offset by continued reductions in shrink expense. Pamida's gross margin dollars decreased 2.6 percent to $45.9 million for the same period.

Consolidated gross margin, as a percent of net sales for the first three quarters of fiscal 2003, was 25.8 percent compared with 25.2 percent for the same period last year. Aside from the effect of EITF No. 02-16, the Company experienced lower gross margin rates due to a higher penetration of pharmacy sales and reduced merchandise and pharmacy margin rates, offset by reduced shrink expense. Consolidated gross margin dollars increased 0.2 percent to 576.2 million for the same period.

ShopKo's gross margin as a percent of net sales was 25.9 percent in the first three quarters of fiscal 2003 compared with 25.3 percent last year. Aside from the effect of EITF No. 02-16, ShopKo's gross margin rate was negatively affected by a higher penetration of pharmacy sales and reduced pharmacy and merchandise margin rates, offset by lower shrink expense. ShopKo's gross margin dollars decreased 1.4 percent to $429.6 million for the same period. Pamida's gross margin as a percent of net sales was 25.6 percent in the first three quarters of fiscal 2003 compared with 24.8 percent last year. The improvement was primarily attributable to continued reductions in shrink expense, offset by the effect of EITF No. 02-16 and lower merchandise and pharmacy margin rates. Pamida's gross margin dollars increased 5.1 percent to $146.6 million for the same period.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended November 1, 2003 and November 2, 2002. If the first-in, first-out (FIFO) method had been used to determine cost of inventories, the Company's inventories would have been $2.9 million higher at November 2, 2002. There was no difference between the LIFO and FIFO cost methods at November 1, 2003 and February 1, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative (SG&A) expenses, as a percent of net sales for the third quarter, were 21.8 percent compared with 20.6 percent last year. Excluding the effect of EITF No. 02-16, the Company's expense rate would have increased by ten basis points over the same period last year. The higher rate is primarily attributable to lower sales volume.

ShopKo's selling, general and administrative expenses as a percent of net sales for the third quarter were 20.5 percent compared with 18.6 percent last year, primarily attributable to the effect of EITF No. 02-16 and lower sales volume. Pamida's selling, general and administrative expenses for the third quarter were
23.1 percent of net sales, compared with 23.1 percent for the third quarter of last year. The expense rate remained unchanged due to the addition of pharmacies (which are more payroll intensive), as well as expenses related to the store remodeling program, offset by the effect of EITF No. 02-16.

Consolidated selling, general and administrative (SG&A) expenses as a percent of net sales for the first three quarters of fiscal 2003 were 21.6 percent compared with 20.6 percent last year. ShopKo's selling, general and administrative expenses as a percent of net sales for the first three quarters of fiscal 2003 were 20.2 percent compared with 18.8 percent last year primarily attributable to the effect of EITF No. 02-16. Pamida's selling, general and administrative expenses for the first three quarters of fiscal 2003 were 22.5 percent of net sales compared with 22.1 percent for the first three quarters of last year. The increase is related to store closing costs, increased payroll costs associated with pharmacy growth and increases in incentive compensation costs, offset by the effect of EITF No. 02-16.

DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses as a percent of net sales for the third quarter were flat compared with last year at 2.7 percent. For the first three quarters of fiscal 2003, depreciation and amortization expenses, as a percent of net sales were 2.8 percent compared with 2.7 percent last year.

INTEREST EXPENSE - NET:

Net interest expense for the third quarter decreased 39.8 percent to $8.0 million and decreased 25.4 percent to $29.2 million for the first three quarters, when compared with the same periods in the prior fiscal year. The decrease in interest expense of $5.3 million for the third quarter and $10.0 million for the first three quarters was primarily due to reductions in debt levels compared with the prior year.

INCOME TAXES:

The Company's effective tax rate for the third quarter and first three quarters of fiscal 2003 was 39.7 percent which is consistent with the effective tax rate for the third quarter and first three quarters of fiscal 2002.

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

         Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and the distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, six were disposed of in fiscal 2001 and nine were disposed of in fiscal 2002. During the first three quarters of fiscal 2003, one additional owned property was sold. At the end of the third quarter of 2003, there were eight remaining properties covered by the restructuring reserve.

The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. Due to continuing softness in the retail real estate market, as well as a growing number of vacant retail properties coming on the market as the Company's competitors continue to restructure and downsize their operations, in fiscal 2002, the Company engaged a real estate consulting firm to evaluate the obligations of the remaining four leased closed stores and potential sales prices for the remaining five owned closed store properties. Based on this evaluation, the Company lowered the estimated valuations of the properties. Disposition of some properties has taken longer than originally estimated. As a result, the Company took an additional $5.6 million pre-tax impairment charge on the owned properties and an additional $0.4 million charge for future lease obligations on the leased properties during the fourth quarter of fiscal 2002.

The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, due to the unfavorable retail real estate market described earlier, sales of owned stores and lease terminations have been slower than anticipated. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

         Vendor Allowances. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to inventory recently sold and, accordingly, are reflected as reductions of cost of merchandise sold. Vendor allowances received for advertising or fixturing programs reduce the Company's expense for the related advertising or fixturing program.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash used in operating activities was $9.3 million for the first three quarters of fiscal 2003 compared with cash provided by operating activities of $55.1 million for the same period last year. The change in cash used in operating activities in comparison to the first three quarters of 2002 was primarily due to larger increases in merchandise inventory levels, payments of accrued income taxes and lower expense accruals. The Company finances a significant portion of its operations through vendor financing. As of November 1, 2003, accounts payable totaled $333.5 million. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's operating performance in the future.

As of November 1, 2003, the Company had $210.1 million of long term debt outstanding, composed of $155.3 million of Senior Unsecured Notes and approximately $55 million of mortgages and other long term obligations. On August 15, 2003, the Company funded the retirement of $89.2 million in aggregate principal amount of notes due August 2003. The remaining Senior Unsecured Notes have maturity dates in November 2004 and March 2022, with approximately $55.3 million principal amount maturing in November 2004. Subject to certain limitations set forth in our amended and restated senior secured revolving credit facility (the "Amended Secured Credit Facility"), proceeds of the facility or funds from other sources may be used to retire or repurchase those Senior Unsecured Notes maturing during the term of the Amended Secured Credit Facility. During the first three quarters of fiscal 2003, the Company purchased a combined total of $4.6 million in principal amount of the outstanding Senior Unsecured Notes due in November 2004. The Company anticipates funding the retirement of the notes due November 2004 through a combination of operating cash flow and available borrowings under the Amended Secured Credit Facility. Payments due under the

Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition to the Senior Unsecured Notes, the Company had $205 million outstanding under its Amended Secured Credit Facility at the end of the third quarter of fiscal 2003 compared with $179.5 million outstanding under the secured credit facility at the end of the third quarter of fiscal 2002. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, in both cases depending on borrowing availability under the facility.

The Amended Secured Credit Facility terminates August 19, 2007, limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate to restrictions on cash management to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of November 1, 2003 and for the first three quarters of fiscal 2003, the Company was in compliance with all covenants of the secured credit facilities in place during the first three quarters of the year.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of November 1, 2003 (in thousands):

CONTRACTUAL OBLIGATIONS                              Less than                                 After
                                          Total       1 year       2-3 years     4-5 years    5 years
                                        --------     ---------     ---------     ---------    --------
Long-Term Debt                          $210,127      $ 2,785      $ 58,202      $ 5,858      $143,282
Capital Lease Obligations (1)            179,553       14,220        28,734       26,162       110,437
Operating Leases (2)                     204,572       20,198        35,336       32,208       116,830
Total Contractual Cash Obligations      $594,252      $37,203      $122,272      $64,228      $370,549

(1) Capital lease obligations represent the total minimum future obligations including interest.

(2) Operating leases are the aggregate future payments for operating leases as of November 1, 2003, including closed stores.

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

The Company spent $21.4 million in the third quarter and $35.4 million in the first three quarters of fiscal 2003 on capital expenditures compared with $9.4 million and $19.9 million in the third quarter and first three quarters of fiscal 2002, respectively. During the quarter, the Company completed the remodeling of 17 Pamida stores and two ShopKo stores, began the remodeling of a third ShopKo store, opened two new Pamida stores, and purchased real estate related to the test of a freestanding drug store concept.

The Company's total capital expenditures for fiscal 2003 are anticipated to be approximately $55.0 to $65.0 million. The expected expenditures during the remainder of fiscal 2003 relate primarily to investments in technology infrastructure, pharmacy growth, store remodels (including new merchandise initiatives) and the test of a freestanding drug store concept. Such plans may be reviewed and revised from time to time in light of changing conditions. During the third quarter of fiscal 2003, the Company announced its intent to expend approximately $100.0 million in fiscal 2004 on capital expenditures. The planned capital expenditures include investments in technology infrastructure and merchandise initiatives, expansion of the ShopKo distribution center in Omaha, Nebraska to accommodate the consolidation of the Pamida distribution operations also located in Omaha into one automated facility serving both divisions, 10 ShopKo and 50 Pamida store remodels, 16 additional pharmacies in existing Pamida stores, the remodeling of 22 ShopKo pharmacies, three new ShopKo Express Rx(TM) freestanding drug stores and three new Pamida stores.

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

(b)      Changes in Internal Control

         There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended November 1, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

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

                  32.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350.

                  32.2 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.



         (b)      Reports on Form 8-K.

         The Company furnished two Current Reports on Form 8-K during the third quarter of fiscal 2003 as follows:

                  1) Form 8-K with respect to Items 5 and 7 dated August 20, 2003, providing a press release announcing the amendment and extension of the Company's senior secured revolving credit agreement and retirement of an unsecured note, as an Other Event.

                  2) Form 8-K with respect to Items 7 and 12 dated August 21, 2003, providing a press release containing its financial results for the quarter ended August 2, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHOPKO STORES, INC. (Registrant)

Date:    December 15, 2003             By:  /s/ Sam K. Duncan
                                            ----------------------------------------------
                                                Sam K. Duncan
                                                Chief Executive Officer, President
                                                (Duly Authorized Officer of Registrant)

Date:    December 15, 2003             By:  /s/ Brian W. Bender
                                            ----------------------------------------------
                                            Brian W. Bender
                                            Senior Vice President, Chief Financial Officer
                                            (Principal Financial Officer and Duly
                                            Authorized Officer of Registrant)

                                  EXHIBIT INDEX

                               SHOPKO STORES, INC.

                                   10-Q REPORT

Exhibit
Number                                      Exhibit
------                                      -------
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