Form 10-K
period 2004-01-31
SHOPKO STORES INC
filed 2004-04-09
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR (52 WEEKS) ENDED JANUARY 31, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ---------------------

         Commission file number 1-10876

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

            Wisconsin                                        41-0985054
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  700 Pilgrim Way, Green Bay, Wisconsin                   54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code (920) 429-2211

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
          Title of each class                         which registered
      ----------------------------                  ---------------------
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

                       Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 2, 2003 was approximately $388,818,693 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date).

         Number of shares of $0.01 par value Common Stock outstanding as of April 2, 2004: 29,345,319.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 26, 2004.

                                                       (Cover page 2 of 2 pages)

                                     PART I

ITEM 1. BUSINESS

GENERAL

         ShopKo Stores, Inc. ("ShopKo" or the "Company"), a Wisconsin corporation, was incorporated in 1961 and in 1971 became a wholly owned subsidiary of Supervalu Inc. ("Supervalu"). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering. The Company's principal executive offices are located at 700 Pilgrim Way, Green Bay, Wisconsin 54304, and its telephone number is (920) 429-2211. The Company's internet website can be found at www.shopko.com. ShopKo's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available on this website as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission. In addition, the Company makes information about quarterly web casts and recent press releases available on its website.

         The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The ShopKo Retail segment consists of a multi-department retailer operating under the "ShopKo" name, located primarily in mid-size and larger communities. The ShopKo retail stores are committed to offering quality merchandise, services and value to meet customers' needs for home, family basics, casual apparel and seasonal products along with a special emphasis on retail health, operating in-store pharmacies and optical centers. As of January 31, 2004, the Company had 141 ShopKo retail stores operating in 15 Midwest, Pacific Northwest and Western Mountain states.

         The Pamida Retail segment is a general merchandise retailer, headquartered in Omaha, Nebraska, which serves smaller and more rural communities, offering a convenient, one-stop shopping format. The Pamida Retail segment was acquired in fiscal 1999. As of January 31, 2004, the Company had 218 Pamida retail stores operating in 16 Midwest, North Central and Rocky Mountain states. Financial information about these two business segments is included in
Note I of the Notes to Consolidated Financial Statements for fiscal year 2003.

SHOPKO RETAIL

MERCHANDISING PHILOSOPHY - SHOPKO RETAIL

         ShopKo Retail is committed to offering quality merchandise, service and value to meet customers' requirements for health, home, family basics, casual apparel and seasonal needs in its stores with speed, friendliness and simplicity. ShopKo Retail strives to differentiate itself from its competition by meeting customer needs more quickly and conveniently, and by anticipating the needs of its customers' changing lifestyles.

         ShopKo's strategy is to focus on selected merchandise categories tied to its customers' changing lifestyle needs.

         ShopKo aims to deliver a superior customer experience in its retail stores by:

     - being a merchant-driven organization, responding to the wants and needs of its customers,

     - exceeding customers' expectations in terms of merchandise assortment, service and value,

     - ensuring that merchandise, particularly advertised merchandise, is available for purchase, and

     - providing simplicity, speed and friendliness in the shopping experience.

ShopKo provides quality trend-correct, casual lifestyle merchandise at value prices in an attractive, customer-friendly shopping environment.

MERCHANDISING AND SERVICES - SHOPKO RETAIL

         The ShopKo Retail store net sales mix for the last three fiscal years was:

                                  2003            2002           2001
                                  ----            ----           ----
Hardlines                          52%             53%            55%
Softlines                          19%             20%            21%
Retail Health                      29%             27%            24%

         ShopKo Retail stores carry a wide assortment of branded and private label softline goods, including:

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

     -   housewares,                         -   music/videos,

     -   home textiles,                      -   toys,

     -   household supplies,                 -   sporting goods,

     -   health and beauty aids,             -   greeting cards and gift wrap,

     -   home entertainment products,        -   candy,

     -   small appliances,                   -   snack foods, and

     -   furniture,                          -   lawn and garden.

         ShopKo carries a broad assortment of merchandise to provide customers with a convenient one-stop shopping source for everyday items. For example, in 2004 the Company is exploring expanding the beverage area to include beer and wine. ShopKo's accommodating customer service policies provide customers with a pleasant shopping experience.

         ShopKo continually seeks to offer leading national brand names in its merchandise lines. It concentrates on brands that have wide customer acceptance and provide quality and value. In addition, ShopKo seeks to maintain the appropriate mix of private label goods through its well-developed private label programs. In fiscal 2003, the Company formed a strategic partnership with Daymon Worldwide Trading and with Topco Associates, LLC to pursue private label development and procurement of consumables, health and beauty aids and household commodities. ShopKo's in-house quality assurance and technical design team analyzes and develops the quality of its fashion offerings. This allows ShopKo to deliver a better and more consistent product, with greater control and efficiency.

         The Company also provides retail health services in most of its ShopKo stores. Of the Company's 141 stores as of January 31, 2004, 140 include retail pharmacies and optical centers. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. ShopKo's pharmacies filled over 12.7 million prescriptions in fiscal 2003 and fiscal 2002. ShopKo's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 83 in-store finishing labs. In fiscal 2003, ShopKo dispensed over 663,000 eyewear prescriptions, compared to 683,000 eyewear prescriptions in fiscal 2002. The in-store finishing labs typically service other ShopKo stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

MARKETING AND ADVERTISING - SHOPKO RETAIL

         ShopKo markets its general merchandise and retail pharmacy and optical services by using week-end and mid-week newspaper circulars, which enables ShopKo to reach a broad-based group of customers consisting largely of middle-income families. The four-color week-end circulars average 24 pages, supplemented with smaller mid-week circulars. The circulars feature values in all of the departments in ShopKo's stores and have a circulation of 4.4 million. ShopKo uses direct mail advertisements selectively during key promotional periods. These direct mail advertisements average 56 pages and have a circulation of 5.8 million. All printed advertising materials are designed by the Company's in-house design team and photographed in the Company's own photography studios.

         In general, ShopKo uses its frequent advertising of a large group of high demand items to reinforce its competitive value image and to generate store traffic, rather than attempting to meet the lowest available price on every item.

SHOPKO RETAIL STORE LAYOUT AND DESIGN

         ShopKo stores are designed for simplicity, speed and ease of the shopping experience. The stores emphasize ShopKo's customers' lifestyles and brand awareness. The stores feature competitive assortments of softlines, home and hardlines products as well as pharmacy and optical centers. The pharmacy and optical centers are located in the front of the store for added convenience. Health and Beauty Aids and Over The Counter products have been positioned adjacent to the pharmacy, in most stores, to provide a total health care environment. ShopKo designs the remainder of the store in a "racetrack" configuration that assists customers in navigating easily throughout the store.

         The Company is testing various store layouts, display techniques and merchandise mixes in defining its evolving model format for both existing and new stores. The Company introduced a new ShopKo store design in fiscal 2003 through the remodeling of three ShopKo stores during the year. The store model will be continually modified and updated as the Company continues to test and modify various merchandise presentation styles and lay-outs through the planned remodels of 10 stores in fiscal 2004. The Company's current average ShopKo store size is over 90,000 square feet. Future store size may vary depending on changes to the Company's store design, the community in which the store is located, and the retail competition in the immediate area.

SHOPKO RETAIL STORE OPERATIONS AND MANAGEMENT

         ShopKo's store operations organization focuses on:

         -    Delivering a great customer experience

         -    Consistent, timely execution of merchandising plans

         -    Maximizing profitability of stores for today and in the future

         ShopKo store operations group strives to drive profitable sales through execution of the merchandising plans that will satisfy customers by having the right item in stock at the right time. ShopKo's operating philosophy encourages trust and empowerment of teammates to do what's right for the customer while holding each other accountable for the results. The store operations organization framework is based on three key components: customers, financial performance and teammates.

         Customers. The Company has focused on serving our customers at a level that will exceed their expectations. ShopKo has developed and implemented a customer service program that rewards our teammates for the great service they provide. This program is monitored by an outside company to ensure that ShopKo is meeting the ever changing needs of the customer.

         Financial performance. The Company is committed to maximizing its financial performance by improving productivity through use of technology, training and by developing best practices.

         Teammates. The Company believes in providing all teammates with the training necessary for them to perform their jobs with excellence. ShopKo encourages individual thinking while rewarding teammates for high performance and serving its customers with excellence.

         ShopKo holds its store operations management teams accountable for execution of merchants' plans, operational objectives and achievement of financial goals. ShopKo emphasizes ongoing development of its management teams to ensure that they have the skills necessary to meet these objectives. In fiscal 2003, ShopKo reorganized the store operations functions at the general office and in the field level store operations resulting in expense savings and focus on achievement of financial goals.

PURCHASING AND DISTRIBUTION - SHOPKO RETAIL

         ShopKo purchases merchandise from more than 1,800 vendors. ShopKo's ten largest vendors accounted for approximately 39.8% of ShopKo's purchases during fiscal 2003. ShopKo believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. The majority of ShopKo's vendors are linked to its electronic data interchange purchase order systems. Select vendors electronically receive point-of-sale information from ShopKo, which allows them to respond to changing inventory levels in the stores. In addition, the majority of ShopKo's vendors are electronically transmitting invoices directly into the Company's automated invoice matching system.

         Purchasing and distribution of merchandise is a critical aspect of ShopKo's business. The Company controls the flow of main store and optical merchandise through the use of centralized purchasing, replenishment and allocation processes and information systems. Allocation and distribution management is closely tied to the merchandise buying organization to effectively control and plan merchandise logistics. ShopKo's pharmacy merchandise is replenished primarily through the use of a distributor. Pharmacies are electronically linked to the distributor and place orders as product is needed.

         Direct imports accounted for approximately 6.7% of ShopKo's purchases, based upon cost of goods, during fiscal 2003. ShopKo buys its imported goods principally in the Far East and ships the goods to its distribution centers for distribution to the stores.

         ShopKo has three distribution centers strategically located throughout the United States to efficiently support its retail operations. Utilization of distribution centers has enabled ShopKo to:

     - purchase the majority of its merchandise directly from manufacturers, which reduces its cost of goods,

     - reduce direct vendor-to-store deliveries, which reduces freight expense and cost of goods through consolidated volume purchasing, and

     - increase its pick and pull capabilities, enhancing the effectiveness and efficiency of its store replenishment process.

         ShopKo believes that these cost reductions help it remain price-competitive. During fiscal 2003, approximately 90% of the merchandise sold by ShopKo, excluding optical and pharmaceutical products, flowed through its distribution centers.

         The Company operates a fleet of tractors and trailers to transport merchandise from the distribution centers to the ShopKo stores. This provides control over the timing of inventory deliveries, resulting in store labor savings. Third party transportation companies are utilized as needed.

         Expansion of the ShopKo distribution center in Omaha, Nebraska is scheduled for completion in July 2004. The expansion of the current ShopKo facility will add 135,000 square feet and accommodate the consolidation of the Pamida distribution operations located in Omaha into the automated ShopKo facility, through investments in conveyors, fixtures, and systems. The operations of ShopKo's other distribution centers are not expected to be affected by this project.

         In fiscal 2003, ShopKo's reverse logistics operations, consisting of vendor returns and non-saleable salvage returns from stores, were consolidated into its distribution centers in an effort to provide more efficient reverse logistics processing. The vacant returns processing facility is for sale.

         Pursuant to a license agreement, Payless ShoeSource, Inc. operates a shoe department (other than certain nationally-branded athletic shoes) in every ShopKo store. ShopKo retains a percentage of the gross proceeds collected as rent.

MANAGEMENT INFORMATION SYSTEMS - SHOPKO RETAIL

         ShopKo uses information technology to improve customer service, reduce operating costs and provide useful information to help ShopKo make timely decisions regarding merchandising. In order to support these objectives, the Company expects to make significant investments over the next several years to enhance, replace or add new management information systems.

         ShopKo uses point-of-sale terminal systems for electronic price lookup and tracking sales information at store and Stock Keeping Unit (SKU) level. ShopKo uses a high-speed, private, frame relay communications network to provide real-time, on-line credit card and check authorization as well as pharmacy adjudication. ShopKo uses portable radio-frequency terminals extensively in its stores for merchandise receiving, stocking, replenishment, pricing and label printing. ShopKo operates self checkout units in ten stores, with additional installations under consideration for 2004.

         ShopKo's merchandising systems provide for integrated perpetual inventory management, automated replenishment, promotional planning, space planning, merchandise financial planning and assortment planning. ShopKo assimilates daily customer sales transactions into actionable information and decision support tools for the Company's management. The Company expects that a substantial portion of future information technology investments, particularly in fiscal 2004, will be made in support of these systems.

         ShopKo's pharmacy and optical businesses are supported by integrated systems built to support customer prescription and eye care needs. These systems provide automation for prescription fulfillment, insurance claims processing, and the manufacture and delivery of prescription eyeglasses.

         ShopKo's warehouse management system provides complete warehouse functionality such as conveyor control and direction of picking and put-away processes by using portable radio-frequency terminals. In addition, this system is integrated with the Company's central information systems through its data communications network, thereby ensuring up-to-date perpetual inventory records, as well as facilitating merchandise allocation and distribution decisions.

         ShopKo uses electronic commerce technology to support supply chain management. This includes integrated replenishment systems, vendor-managed inventories, scan-based-trading, and electronic data interchange.

EXPANSION - SHOPKO RETAIL

         The Company's growth plans include the previously announced test of three new freestanding drug stores during fiscal 2004, along with the planned remodels of 10 existing ShopKo stores. Pending the evaluation of the fiscal 2003 and fiscal 2004 remodels, the Company expects to increase the number of remodels to approximately 20 per year, beginning in fiscal 2005. In addition to the remodels, the Company plans to invest in merchandise initiatives in key categories, based on customer acceptance of the fiscal 2003 remodels. The Company does not currently anticipate the addition of any new full-size ShopKo stores in the upcoming fiscal year. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. Costs for conversion of existing stores to a remodeled design concept, as well as the timing of renovations of existing stores, will depend on a variety of factors, including the success of the stores remodeled in the 2003 fiscal year. The Company's plans with respect to new store growth are subject to change, and there can be no assurances that the Company will achieve its plans.

COMPETITION - SHOPKO RETAIL

         The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores, national category killers, specialty niche retailers, catalog merchants and Internet retailers. In addition, department stores compete with some branded merchandise lines, discount specialty retail chains compete with some merchandise lines such as health and beauty aids, household and cleaning supplies, electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo's pharmacy and optical centers. ShopKo believes that the principal competitive factors in its markets include:

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

         The percentage of ShopKo stores where these competitors are present within the applicable market is as follows:

-    Wal-Mart    96%
-    Kmart       72%
-    Target      74%

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

SEASONALITY - SHOPKO RETAIL

         ShopKo's retail general merchandise operations are highly seasonal. Historically, ShopKo's second and fourth fiscal quarters have contributed a significant part of the Company's earnings, with the latter due to the Christmas selling season.

PAMIDA RETAIL

MERCHANDISING PHILOSOPHY - PAMIDA RETAIL

         Pamida's strategy is to offer consumers in small, rural communities a convenient one-stop shopping format. A typical store carries a broad assortment of value-priced softlines and hardlines merchandise, including consumables, and in 2003 Pamida began to expand the beverage area to include alcohol. Pamida also has retail pharmacies in 103 of its 218 stores.

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

MERCHANDISING AND SERVICES - PAMIDA RETAIL

         The Pamida Retail store net sales mix for the last three fiscal years was:

                        2003           2002           2001
                        ----           ----           ----
Hardlines               65%             67%            69%
Softlines               16%             17%            18%
Pharmacy                19%             16%            13%

     Pamida's softlines division includes:

     -   men's, women's, children's and infant's clothing,

     -   men's and women's footwear,

     -   jewelry and accessories, and

     -   cosmetics.

         Pamida's hardlines division includes categories such as:

     -   home furnishings,             -   seasonal,

     -   hardware,                     -   consumables,

     -   domestics,                    -   health and beauty aids,

     -   electronics,                  -   automotive, and

     -   lawn and garden,              -   toys.

         Pamida added 16 new pharmacies in fiscal 2003. The pharmacies have proven to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends to continue its aggressive growth of its pharmacy base for at least the next couple of years.

MARKETING AND ADVERTISING - PAMIDA RETAIL

         Pamida's advertising primarily utilizes four-color weekly circulars coordinated by an internal advertising staff. Circulars advertise brand-name and other merchandise at competitive prices.

PAMIDA RETAIL STORE LAYOUT AND DESIGN

         Pamida remodeled 17 stores in 2003 after the completion of concept tests using various layouts and merchandising mixes, as well as 17 smaller remodeling projects in low sales volume and smaller sized stores. Customer response to the remodels which emphasize convenience, value and selection, has been positive. The Company intends to remodel approximately 50 stores in the next fiscal year, using both the larger and smaller scale remodeling concepts.

         Pamida's stores average approximately 33,500 gross square feet and range in size from approximately 8,000 to 50,000 square feet of sales area. Pamida continues to make adjustments to its model as it identifies new strategies and trends.

PAMIDA RETAIL STORE OPERATIONS AND MANAGEMENT

         The methods Pamida employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores and friendly, well-trained personnel.

PURCHASING AND DISTRIBUTION - PAMIDA RETAIL

         Pamida maintains a centralized purchasing, merchandise allocation and space planning staff at its central offices. Pamida's point-of-sale data equipment provides current information to Pamida's buyers and inventory management specialists to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

         Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. Pamida continuously seeks to control merchandise costs.

         Pamida purchases merchandise from more than 1,600 vendors. Pamida's ten largest vendors accounted for approximately 33.9% of Pamida's purchases during fiscal 2003. Pamida believes that most merchandise, other than branded goods, is available from a variety of sources. Pamida is working with its entire supply chain to link its vendors into Pamida's general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. The majority of Pamida's vendors are linked to its electronic data interchange purchase order systems. Select vendors electronically receive point-of-sale information from Pamida, which allows them to respond to changing inventory levels in the stores. In addition, the majority of Pamida's vendors are electronically transmitting invoices directly into the Company's automated invoice matching system.

         Pamida has an agreement with Payless ShoeSource, Inc. to be the primary vendor within the shoe category.

         Purchasing and distribution of merchandise is a critical aspect of Pamida's business. The Company controls the flow of main store merchandise through the use of centralized computerized purchasing, replenishment and allocation processes. Allocation and distribution management is closely tied to the merchandise buying organization to effectively control and plan merchandise logistics. Pamida's pharmacy merchandise is replenished primarily through the use of a distributor. Pharmacies are electronically linked to the distributor and place orders, as product is needed.

         Direct imports accounted for approximately 5.3% of Pamida's purchases, based upon cost of goods, during fiscal 2003. Pamida buys its imported goods principally in the Far East and ships the goods to its distribution centers for distribution to the stores.

         Pamida operates distribution facilities in Omaha, Nebraska and Lebanon, Indiana; both of which serve primarily as distribution centers for bulk shipments and promotional and replenishment merchandise on which cost savings can be realized through quantity purchasing. During fiscal 2003, approximately 84% of Pamida's merchandise, excluding pharmaceutical products, was distributed to the stores through these distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

         The Pamida Omaha distribution facility is 336,000 square feet. The Lebanon distribution center is 418,000 square feet and is used as a full-service operation providing both full-case and less-than-case merchandise distribution, similar to the primary Omaha facility.

         Expansion of the ShopKo distribution center in Omaha, Nebraska is scheduled for completion in July 2004. The expansion of the current ShopKo facility will add 135,000 square feet and accommodate the consolidation of the Pamida distribution operations located in Omaha into the automated ShopKo facility. This move will include investment in expanding conveyors, fixtures, and systems. Most importantly, however, the move will help the company better serve its customers in a much more efficient manner. After the transfer of distribution activities to the newly expanded distribution facility the Company plans to close the Pamida Omaha facility and offer it for sale. The operation of Pamida's Lebanon, Indiana distribution center is not expected to be affected by this project.

         Pamida's reverse logistics operations, consisting of vendor returns and non-saleable salvage returns from stores, were consolidated into the Pamida distribution centers to provide more efficient reverse logistics processing. The vacant returns processing facility is for sale.

MANAGEMENT INFORMATION SYSTEMS - PAMIDA RETAIL

         Similar to ShopKo, Pamida employs integrated retail information systems, including merchandise procurement, inventory management, automated replenishment, merchandise and space planning, warehouse management, pharmacy management and point of sale.

         In fiscal 2002, the Company consolidated Pamida's data center and selected information technology support functions into the corporate headquarters in Green Bay, Wisconsin. In addition, during fiscal 2002, Pamida completed a major upgrade of its core buying system and is in the process of implementing a centralized pharmacy claims management system. Pamida will continue to upgrade and enhance its existing information systems, while seeking opportunities to leverage future technology investments in conjunction with the ShopKo division.

EXPANSION - PAMIDA RETAIL

         On June 29, 2000, the Company acquired the retail chain, P.M. Place Stores Company ("Places"), which operated 49 discount stores in Missouri, Iowa, Kansas, and Illinois. Forty-eight of these stores were reopened as Pamida stores, and one Places store, located in an existing Pamida location, was closed. During fiscal 2000, Pamida opened 76 new stores, including the 48 converted Places stores, and closed four stores. Between fiscal 2001 and fiscal 2003, the Company opened two new stores and closed 13 stores, decreasing the total number of Pamida stores to 218 as of January 31, 2004.

         The Company has announced plans to open three new Pamida stores and relocate an existing Pamida store in fiscal 2004. In addition, the Company plans to acquire pharmacy customer lists to expand its retail pharmacy business or may acquire pharmacy locations to expand the Pamida store base. Pamida is using an inexpensive alternative of leasing existing vacant retail locations for expansion and growth. The risks associated with this alternative will be minimized through the negotiation of shorter lease terms and options for lease extensions.

         The Company has identified certain communities as potential sites for Pamida stores and in which it believes it can achieve an attractive market position. There is, however, no assurance that the Company will open stores in such communities or on any particular time schedule. Pamida will also continue to evaluate other merchandise mix and store formats.

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

         Pamida stores generally are located in small towns where there is little direct local competition from another major general merchandise retailer in the town, and which may be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations.

         The percentage of Pamida stores where national general merchandise discount chains are present (within 10 miles) is as follows:

-   Wal-Mart     13%
-   Kmart         7%
-   Target        3%

         In recent years Pamida's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in Pamida's markets.

SEASONALITY - PAMIDA RETAIL

         Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales are lower than sales during the other three fiscal quarters, while second and fourth quarter sales have contributed a significant part of the segment's earnings, with the latter due to the Christmas selling season.

CONSOLIDATED

EMPLOYEES

         The Company employs approximately 19,000 persons in its ShopKo division, of whom approximately 7,800 are full-time employees and 11,200 are part-time employees and approximately 6,500 persons in its Pamida division, of whom approximately 3,200 are full-time employees and 3,300 are part-time employees. During the Christmas shopping season, the Company typically employs additional persons on a temporary basis. No employees of the Company are covered by collective bargaining agreements.

GOVERNMENT REGULATION

         The Company's pharmacy and optical services businesses are subject to extensive federal and state laws and regulations governing, among other things:

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

         An investment in ShopKo's Common Stock or other securities carries certain risks. Investors should carefully consider the risks described below and other risks, which may be disclosed from time to time in ShopKo's filings with the SEC, before investing in ShopKo's Common Stock or other securities.

         The Company has a significant amount of debt, which could adversely affect its business and growth prospects. At January 31, 2004, the Company had approximately $393.1 million of total debt and lease obligations, including $82.3 million outstanding on an amended and restated senior secured revolving credit facility (the "Amended Secured Credit Facility"). The restrictions and limitations in the Amended Secured Credit Facility, as well as the significant amount of debt in general, could have material adverse effects on the Company's business. For example, it:

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

         The Company may not achieve the expected benefits of current or future reorganizations. During the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to improve the productivity of its assets and reduce debt. The plan included store and distribution center closings and a charge to earnings of approximately $125 million. The Company believes that implementation of the plan has resulted in an increase in the Company's profitability and efficiency. However, the analysis underlying this plan involved many variables and uncertainties. Based on the overall softness in the real estate market and an independent valuation analysis, the Company determined that an additional $6.0 million should be added to the reserve in the fourth quarter of 2002. The Company may not achieve all of the expected benefits of its plan and additional charges may be necessary in the future. There can be no assurances that additional reorganizations of this nature, together with related charges to earnings, will not be required in the future to improve the productivity and efficiency in the Company's ShopKo and Pamida segments. Such reorganizations and charges to earnings could have a material adverse effect on our financial position or results of operations.

         The Company may be unable to execute its expansion plans, which may have a significant adverse effect on its financial performance and its growth strategy and prospects. The Company considers expansion in the number of its retail stores, in one format or another, to be an integral part of its plan to achieve projected operating results in future years. The Company expects that any new stores will typically require an extended period of time to reach the sales and profitability levels of its existing stores. The opening of any new stores does not ensure that those stores will ever be as profitable as existing stores, especially when those new stores are opened in highly competitive markets. The failure to expand by opening new retail stores as planned and the failure to generate anticipated sales and earnings growth in markets where new stores are opened could have a material adverse effect on the Company's future sales growth and profitability.

         If the Company is not able to remodel its existing store base on schedule or to carry out such plans in a cost-effective manner, then the Company's results of operations and financial condition could be materially adversely affected. The Company believes that the identification of new store designs to fit its customers' changing lifestyles and preferences and the remodeling of its stores is a necessary aspect of its growth plans. The failure to upgrade the Company's existing retail stores could have a material adverse effect on the Company's anticipated sales and profitability. To the extent the Company is able to upgrade its existing stores, the associated expenses could result in a significant impact on our net income in the future and there can be no assurance that these upgrades will generate any of the anticipated benefits.

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

         The long-term economic effects of U.S. and international political unrest and an extended economic slowdown could negatively affect the Company's financial condition. The ongoing military operations in Iraq, terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic uncertainties. These events could adversely affect the Company's business and operating results in ways that presently cannot be predicted. If terrorist attacks, political unrest, international conflict or other factors cause further overall economic decline, the Company's financial condition and operating results could be materially adversely affected.

         General economic conditions and adverse weather could have a significant adverse effect on the Company's business. The Company operates its retail stores in limited regions of the country. To the extent adverse economic conditions and weather have a regional impact on the regions in which the Company operates, the Company may be disproportionately affected compared to peers that have a larger, national base of operations. General economic factors in the regions in which the Company operates that are beyond its control may materially adversely affect its forecasts and actual performance. The factors that may materially adversely affect its forecasts and actual performance include energy prices, interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Because the Company's business is subject to adverse weather conditions in its retail markets, particularly in the Midwest, Western Mountain and Pacific Northwest regions, its operating results may be unexpectedly and materially adversely affected. Frequent or unusually heavy snow, ice or rain storms in its markets could have a material adverse effect on its sales and earnings.

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

         Anti-takeover provisions in the Company's organizational documents and statutes may inhibit premium offers for its common stock. Anti-takeover provisions in its amended and restated articles of incorporation, by-laws and Wisconsin law and its shareholder rights agreement (See Exhibit 4.2) may deter unfriendly offers or other efforts to obtain control of the Company. This could make the

Company less attractive to a potential acquirer and deprive its shareholders of opportunities to sell their shares of common stock at a premium price.

         Pending or future changes in federal, state or local laws or regulations could negatively impact the Company. Various aspects of the Company's operations are subject to federal, state and local laws, rules and regulations. Any of these laws, rules or regulations could change at any time. Such changes could have the effect of increasing the Company's exposure to liabilities, increasing the cost of operations or restricting the ability to set prices. This is especially true with respect to our pharmacy business, which could be subject to any number of legislative proposals regarding prescription drugs.

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

ITEM 2.    PROPERTIES

         As of January 31, 2004, the Company operated 141 ShopKo retail stores in 15 Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of these ShopKo stores as of the indicated date:

                       # OF
    STATE             STORES
    -----             ------
California               1
Colorado                 3
Idaho                    9
Illinois                10
Iowa                     5
Michigan                 4
Minnesota               13
Montana                  5
Nebraska                11
Nevada                   3
Oregon                   4
South Dakota             6
Utah                    15
Washington              10
Wisconsin               42

TOTAL                  141
                       ===

         As of January 31, 2004, the Company operated 218 Pamida retail stores in 16 Midwest, North Central and Rocky Mountain states. The following table sets forth the geographic distribution of the present Pamida stores:

                       # OF
    STATE             STORES
    -----             ------
Illinois                 8
Indiana                 10
Iowa                    41
Kansas                   5
Kentucky                 9
Michigan                19
Minnesota               26
Missouri                23
Montana                  6
Nebraska                14
North Dakota             7
Ohio                    13
South Dakota             6
Tennessee                4
Wisconsin               18
Wyoming                  9

TOTAL                  218
                       ===

         Of the Company's 359 ShopKo and Pamida retail stores at January 31, 2004 the number of stores owned and leased are listed below:

                                          OWNS BUILDING SUBJECT
                      OWNS LAND AND            TO GROUND            LEASES LAND
                    BUILDING OUTRIGHT            LEASE              AND BUILDING        TOTAL
                    -----------------     ---------------------     ------------        -----
ShopKo Stores               113 *                  7                     21              141

Pamida Stores                63                    1                    154              218

Total                       176                    8                    175              359

*    Fifteen of which are subject to mortgages.

         The ground leases expire at various dates ranging from 2006 through 2018 and the other leases expire at various dates ranging from 2004 through 2038.

         As of January 31, 2004, the Company's other principal properties were as follows:

                                                                         SQ. FT OF
                                                                          BUILDING
   LOCATION                           USE                                  SPACE        TITLE
   --------                           ---                                  -----        -----
Green Bay, WI          ShopKo Corporate Headquarters                       228,000      Owned
Lawrence, WI           Vacant / Available for Sale                         114,300      Owned
De Pere, WI            ShopKo Distribution Center / Return Center          494,000      Owned
Boise, ID              ShopKo Distribution Center                          347,000      Owned
Omaha, NE              ShopKo Distribution Center                          394,000      Owned
Ashwaubenon, WI        ShopKo Optical Lab                                   29,000      Owned
Omaha, NE              Pamida Corporate Headquarters                       215,000      Owned
Omaha, NE              Pamida Distribution Center *                        336,000      Owned
Lebanon, IN            Pamida Distribution Center                          418,000      Leased
Omaha, NE              Vacant / Available for Sale                          40,000      Owned

* After the consolidation of distribution activities to the newly expanded ShopKo distribution facility in Omaha, the Company plans to close the Pamida Omaha facility and offer it for sale.

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

         In addition, the Company has been involved in two purported class action lawsuits. First, during fiscal 2000, the Company was added as a defendant in a purported class action (the "ProVantage Action") filed May 8, 2000 in the Circuit Court of the State of Wisconsin for Waukesha County by James Jorgensen (Allen v. ProVantage Health Services; Case No. 00CV-938), an alleged stockholder of ProVantage Health Services, Inc. ("ProVantage"). The original complaint in the ProVantage Action (the "Original Complaint") named ProVantage and the directors of ProVantage as defendants (the "Original Defendants") and alleged, among other things, that (1) ProVantage's directors breached their fiduciary duties in connection with the sale of ProVantage to Merck & Co., Inc. ("Merck"), and (2) the proposed price for ProVantage's common stock did not represent the true value of ProVantage.

         On or about August 18, 2000, an amended complaint (the "Amended Complaint") was filed in the ProVantage Action which, among other things, added the Company as a defendant. This matter was settled by all parties and the Court issued its Notice of Entry of Final Judgment and Order of Dismissal on January 26, 2004. Settlement of the matter was not material to the Company's results of operations.

     Second, during fiscal 2001, alleged shareholders of the Company filed purported class action securities lawsuits against the Company and its then chief executive officer containing substantially identical claims in the Federal District Court for the Eastern District of Wisconsin. The suits were consolidated into one action (In Re ShopKo's Securities Litigation No. 01-C-1034 (E.D. Wis.)). The action alleges that the Company and its former chief executive officer, William Podany, made various misrepresentations and omissions in public disclosures concerning the Company between March 9, 2000 and November 9, 2000. Specifically, it is alleged that the Company failed to disclose that the Company was experiencing significant shipping and inventory control problems at the Pamida distribution facility in Lebanon, Indiana. The complaints request, among other things, that the court declare the action is a proper class action and award compensatory monetary damages, including reasonable attorneys' fees and experts' fees. On or about February 5, 2003, the Court granted, in part, the Company's motion to dismiss the action, ruling that all allegations are dismissed except those based on statements made in connection with an earnings warning on October 5, 2000. The plaintiffs' Third Amended Complaint seeks to expand the class period from August 10 - November 9, 2000. Discovery in this matter continues, following which the defendants will file motions in response to the Third Amended Complaint and certain other matters. The Company believes this matter to be without merit and the Company intends to contest all allegations set forth. There can be no assurances, however, with regard to the outcome of the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of fiscal year 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                        SERVED IN      EMPLOYED
                                                                                         CURRENT        BY THE
                                                                                         POSITION       COMPANY
      NAME                 AGE*                POSITION**                                 SINCE          SINCE
      ----                 ----                ----------                                 -----          -----
Sam K. Duncan               52   President and Chief Executive Officer                     2002          2002

Jeffrey C. Girard           56   Vice Chairman, Finance and Administration                 2002          2002

Steven R. Andrews           51   Senior Vice President, Law & Human                        2003          2002
                                        Resources, General Counsel

Brian W. Bender             55   Senior Vice President, Chief Financial Officer            2000          2000

Michael J. Bettiga          50   Senior Vice President,  Retail Health Operations          2003          1977

Dan J. Bolstad              51   Senior Vice President, Store Operations and               2003          2003
                                         Logistics

Michael J. Hopkins          53   President, Pamida Division                                1999          1995

Rodney D. Lawrence          46   Senior Vice President, Property Development               1996          1996

Matthew J. Lynch            44   Senior Vice President, Chief Information Officer          2003          1998

Paul G. White               47   Senior Vice President, General Merchandise
                                         Manager - Softlines                               2003          2003

Douglas N. Wurl             42   Senior Vice President, General Merchandise
                                         Manager - Hardlines and Home                      2003          2000

*     as of January 31, 2004

**    as of March 28, 2004

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

         Each of the executive officers of the Company has been in the employ of the Company for more than five years, except for Sam K. Duncan, Steven R. Andrews, Brian W. Bender, Dan J. Bolstad, Jeffrey C. Girard, Matthew J. Lynch, Paul G. White and Douglas N. Wurl.

         Mr. Duncan has been President, Chief Executive Officer since October 2002. Prior to joining ShopKo, Mr. Duncan most recently served as President of Fred Meyer Corporation, a large general merchandise and food retailer and a division of Kroger, Inc., from February 2001 to October 2002. From 1969 to 1991, Mr. Duncan served in numerous roles for Albertson's, eventually being named Albertson's director of operations in 1991. He joined Fred Meyer in 1992 as Vice President Grocery department and was promoted through the executive merchandising ranks. Mr. Duncan was named Executive Vice President of Fred Meyer's food division in 1997. In 1998, Fred Meyer Corporation acquired Ralph's Super Markets and Mr. Duncan was named President of Ralph's Super Markets, serving in that position from 1998 to 2001.

         Mr. Andrews was promoted to Senior Vice President, Law and Human Resources and General Counsel in June 2003. He had been Senior Vice President, General Counsel since joining the Company in October 2002. Prior to joining ShopKo, Mr. Andrews was Senior Vice President, General Counsel and Secretary of PepsiAmericas, Inc. (formerly Whitman Corporation) from May 1999 to August 2001. Before joining Whitman, Mr. Andrews was the interim President and Chief Executive Officer of Multigraphics, Inc. from February to May of 1999 and Vice President, General Counsel and Secretary of Multigraphics from 1994 to 1999. Multigraphics was a worldwide manufacturer and distributor of graphic arts and printing products.

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

         Mr. Lynch has been Senior Vice President, Chief Information Officer since October, 2003. Mr. Lynch joined the Company in 1998 as Vice President, Operations and Technology Services. From 1993 to 1998, Mr. Lynch served as Vice President, Information and Technology Services for Runzheimer International. Prior to that, Mr. Lynch held various information systems management positions since 1985 with Air Wisconsin Airlines, America West Airlines and Honeywell, Aerospace Electronics Systems.

         Mr. White has been Senior Vice President, General Merchandise Manager - Softlines since October, 2003. Prior to joining the Company, Mr. White was with the Famous-Barr division of May Department Stores from 1995 to 2003. Most recently he was Senior Vice President, Advertising and Sales Promotion from August, 1998 to June, 2003. Prior to that, Mr. White held several senior management and merchandising positions since 1985 with The May Department Stores, Federated Department Stores and Elder Beerman Department Stores.

         Mr. Wurl is currently Senior Vice President, General Merchandise Manager - Hardlines and Home. He has had responsibility for the Home segment since December 2001, and in January 2003, he assumed responsibility for the Hardlines segment as well. He was Vice President, Division Merchandise Manager since he joined the Company in May 2000. From 1998 to May 2000, Mr. Wurl served as Vice President Merchandise Manager for Rich's Department Store, a division of Federated Department Stores. Prior to that, Mr. Wurl was Director of Merchandise and Product Development for Home Textiles for Federated Merchandising Group, a division of Federated Department Stores from 1993-1998. From 1983 to 1993, Mr. Wurl held various positions with divisions of May Department Stores.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of April 02, 2004, ShopKo's common shares were held by 2,472 record owners.

         The following table sets forth the high and low reported closing sales prices for the Common Stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.

                                                  HIGH          LOW
                                                ---------    ---------
FISCAL YEAR 2002
     First Quarter (ended May 4, 2002)          $ 22.4800    $ 12.5100
     Second Quarter (ended August 3, 2002)      $ 21.4600    $ 15.1500
     Third Quarter (ended November 2, 2002)     $ 17.0000    $ 11.0000
     Fourth Quarter (ended February 1, 2003)    $ 16.2100    $ 10.7600

FISCAL YEAR 2003
     First Quarter (ended May 3, 2003)          $ 12.2000    $ 10.0800
     Second Quarter (ended August 2, 2003)      $ 14.2300    $ 11.0800
     Third Quarter (ended November 1, 2003)     $ 16.6700    $ 12.1900
     Fourth Quarter (ended January 31, 2004)    $ 17.0100    $ 14.0000

         The closing sales price of the Common Stock on the New York Stock Exchange on April 02, 2004 was $14.58 per share.

         The Company's Amended Secured Credit Facility (see Note D of the Notes to the Consolidated Financial Statements) has a restrictive covenant that limits the payment of dividends. The Company has not paid any cash dividends in the last two years. The Company currently intends to retain earnings for future growth and expansion of its business and the payment of debt, and not to declare or pay any cash dividends. Management will continue to evaluate the use of dividends and stock repurchase practices.

                                                           Equity Compensation Plan Information
                                      ------------------------------------------------------------------------------
                                               (a)                    (b)                           (c)
                                               ---                    ---                           ---
                                      Number of securities                            Number of securities remaining
                                        to be issued upon       Weighted-average       available for future issuance
                                          exercise of          exercise price of         under equity compensation
                                      outstanding options,    outstanding options,     plans (excluding securities
           Plan Category               warrants and rights    warrants and rights        reflected in column (a))
----------------------------------    --------------------    --------------------    ------------------------------
Equity compensation plans approved
    by security holders                    2,511,869                 $16.29                       861,305

Equity compensation plans not
    approved by security holders                 - 0 -                  - 0 -                         - 0 -
                                      --------------------    --------------------    ------------------------------
               Total                       2,511,869                 $16.29                       861,305
                                      ====================    ====================    ==============================

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               FISCAL YEARS ENDED
                                                       -----------------------------------------------------------------
                                                       Jan. 31       Feb. 1,     Feb. 2,       Feb. 3,        Jan. 29,
                                                         2004         2003        2002         2001            2000
                                                       (52 Wks)     (52 Wks)     (52 Wks)   (53 Wks) (2)    (52 Wks) (1)
                                                       --------     --------     --------   ------------    ------------
Summary of Operations (Millions)

   Net sales                                           $  3,184     $  3,240     $  3,374   $      3,517    $      3,048
   Licensed department rentals and other income              13           13           13             13              14
   Gross margin                                             818(10)      833          806            865(3)          790
   Selling, general and administrative expenses             645(10)      636          612            674             568
   Special charges                                           -0-          -0-          -0-             9(4)            8(4)
   Restructuring charge                                      -0-           6           -0-           115(3)           -0-
   Depreciation and amortization expenses                    83           83           92             94              75
   Interest expense - net                                    38           52           66             66              54(5)
   Earnings (loss) from continuing operations before
       income taxes                                          64           68           50            (79)             98
   Earnings (loss) from continuing operations                39           41           28            (50)             59
   Discontinued operations - net                             -0-          -0-          -0-            34              43
   Earnings (loss) before accounting change                  39           41           28            (16)            102
   Net  earnings (loss)                                      39         (145)(6)       28            (16)            102

Per Share Data (Dollars)

   Basic earnings (loss) per common share from
       continuing operations                           $   1.35     $   1.43     $   0.98   $      (1.72)   $       2.22
   Basic net earnings (loss) per common share              1.35        (5.03)        0.98          (0.55)           3.62
   Diluted earnings (loss) per common share from
        continuing operations                              1.33         1.41         0.98          (1.72)           2.19
   Diluted net earnings (loss) per common share            1.33        (4.95)        0.98          (0.55)           3.57
   Cash dividends declared per common share (7)              -0-          -0-          -0-            -0-             -0-

Financial Data (Millions)

   Working capital                                     $     73     $     69     $    121   $        182    $         95
   Property and equipment-net                               781          812          892            974             878
   Total assets                                           1,478        1,505        1,820          2,027           1,953
   Long-term debt & capital lease obligations               311          415          585            665             454
   Total debt (8)                                           393          455          633            836             699
   Total shareholders' equity                               591          548          690            662             695
   Capital expenditures                                      61           31           17            196             133

Financial Ratios

   Current ratio                                            1.1          1.1          1.2            1.3             1.1
   Return on beginning assets                               2.6%        -8.0%         1.4%          (0.8)%           7.7%
   Return on beginning shareholders' equity                 7.1%       -21.0%         4.3%          (2.3)%          22.2%
   Total debt as % of total capitalization (9)             39.0%        44.5%        47.0%          55.0%           48.6%

Other Year End Data

   ShopKo stores open at year end                           141          141          141            164             160
   Average ShopKo store size-square feet                 91,009       91,009       91,009         90,175          89,545
   Pamida stores open at year end                           218          223          225            229             157
   Average Pamida store size-square feet                 33,468       33,311       33,282         33,232          36,055

(1) Includes the results of the Pamida retail store chain acquired in July, 1999.

(2)  Includes the results of P.M. Place stores acquired in June, 2000.

(3) The total restructuring charge of $125 million was recorded as inventory liquidation charges of $10.4 million shown in the Gross margin line and Restructuring charge of $115 million shown separately.

(4) Special charges relates to various costs incurred in connection with business acquisitions, including process and system integration, employee retention and store conversions.

(5)  Includes loss on retirement of debt of $6.2 million.

(6) Includes cumulative effect of accounting change of $186.1 million ($6.36 per dilutive share).

(7) The terms of the Company's Amended Secured Credit Facility limit the Company's ability to pay dividends, based on availability.

(8) Total debt includes short-term debt, total long-term debt obligations and capital leases.

(9) Total capitalization includes shareholders' equity, total debt and non-current deferred income taxes.

(10) Includes effect of adoption of EITF No. 02-16, which resulted in an increase to gross margin of $14.4 million, an increase to selling, general & administrative expense of $19.2 million, and a decrease to pre-tax earnings of $4.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

         For fiscal 2003, diluted earnings per share were $1.33 compared with earnings per share in fiscal 2002 of $1.41, before cumulative effect of an accounting change related to the adoption of SFAS No. 142. In fiscal year 2003, the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor" had a $2.9 million, or $0.10 per share, unfavorable impact on full year net earnings.

         Consolidated sales were $3,184.1 million compared with $3,240.2 million last year. Consolidated comparable store sales decreased 1.6% from the prior year. While the financial results were below last year, the Company made important progress in several areas, including the implementation of store remodeling programs, increased investment in technology and a reduction in debt of $62.1 million, or 13.6%. The decline in debt resulted in $14.3 million lower interest expense. For the year, consolidated gross margin as a percent of sales was 25.7%, the same as last year and selling, general and administrative (SG&A) expense as a percent of sales was 20.3% compared with 19.6% last year. The capital expenditures for the year were $60.4 million compared with $30.9 million last year.

         The retail industry is highly competitive and the ShopKo division competes in most of its markets with a variety of national and regional retailers. Pamida's competition varies by market. The Retail Health category has become an increasing percentage of the Company's sales. In fiscal 2003, retail health sales made up 29.0% and 18.8% of ShopKo retail segment sales and Pamida retail segment sales, respectively.

         Generating sales growth is a Company priority. However, the Company expects to be challenged by competitor store openings for the foreseeable future. To address sales growth, the Company has initiated investments in the Company's organizational and technological infrastructure as well as store remodeling plans and is continuing store development plans to focus on our strong Retail Health category and to strengthen performance in Hardlines/Home and Softlines. Store remodeling and development plans include the addition of pharmacies to certain existing Pamida stores, the opening of new Pamida stores, and the development and opening of freestanding drug stores. Moreover, the Company will continue to refine and adjust merchandising and advertising strategies. There can be no assurance that such efforts will succeed. Notwithstanding margin management and expense controls, operating profit has been adversely affected by the decline in sales in recent years, making continued focus on margin and expenses a management priority as well.

RESULTS OF OPERATIONS

         The following table sets forth items from our Consolidated Statements of Operations as percentages of consolidated net sales:

                                                                      FISCAL YEARS ENDED
                                                        ---------------------------------------------
                                                        JAN. 31, 2004    FEB. 1, 2003    FEB. 2, 2002
                                                         (52 WEEKS)       (52 WEEKS)      (52 WEEKS)
                                                        -------------    ------------    ------------
Revenues:
        Net sales                                               100.0%          100.0%          100.0%
        Licensed department rentals and other income              0.4             0.4             0.4
                                                        -------------    ------------    ------------
                                                                100.4           100.4           100.4
Costs and Expenses:
        Cost of sales                                            74.3            74.3            76.1
        Selling, general and administrative expenses             20.3            19.6            18.2
        Restructuring charge                                      0.0             0.2             0.0
        Depreciation and amortization expenses                    2.6             2.6             2.7
                                                        -------------    ------------    ------------
                                                                 97.2            96.7            97.0
                                                        -------------    ------------    ------------

Earnings from operations                                          3.2             3.7             3.4
Interest expense - net                                            1.2             1.6             1.9
                                                        -------------    ------------    ------------

     Earnings before income taxes                                 2.0             2.1             1.5
Provision for income taxes                                        0.8             0.8             0.7
                                                        -------------    ------------    ------------
Earnings before accounting change                                 1.2%            1.3%            0.8%
                                                        =============    ============    ============

         The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories:
hardlines/home, softlines and retail health/pharmacy.

         The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL SEGMENT

                                                                   FISCAL YEARS ENDED
                                                     ---------------------------------------------
                                                     JAN. 31, 2004    FEB. 1, 2003    FEB. 2, 2002
                                                      (52 WEEKS)       (52 WEEKS)      (52 WEEKS)
                                                     -------------    ------------    ------------
Revenues:
     Net sales                                               100.0%          100.0%          100.0%
     Licensed department rentals and other income              0.5             0.4             0.4
                                                     -------------    ------------    ------------
                                                             100.5           100.4           100.4
Costs and Expenses:
     Cost of sales                                            74.4            74.3            75.3
     Selling, general and administrative expenses             18.9            17.7            16.6
     Depreciation and amortization expenses                    2.5             2.4             2.5
                                                     -------------    ------------    ------------

                                                              95.8            94.4            94.4

Earnings from operations                                       4.7%            6.0%            6.0%
                                                     =============    ============    ============

PAMIDA RETAIL SEGMENT

                                                               FISCAL YEARS ENDED
                                                     --------------------------------------
                                                      JAN. 31,       FEB. 1,      FEB. 2,
                                                        2004          2003          2002
                                                     (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                                     ----------    ----------    ----------
Revenues:
     Net sales                                            100.0%        100.0%        100.0%
     Licensed department rentals and other income           0.2           0.2           0.2
                                                     ----------    ----------    ----------
                                                          100.2         100.2         100.2
Costs and Expenses:
     Cost of sales                                         74.2          74.2          78.5
     Selling, general and administrative expenses          21.6          21.7          20.0
     Depreciation and amortization expenses                 2.9           2.9           3.2
                                                     ----------    ----------    ----------
                                                           98.7          98.8         101.7

Earnings (loss) from operations                             1.5%          1.4%         (1.5)%
                                                     ==========    ==========    ==========

FISCAL 2003 COMPARED TO FISCAL 2002

                                   NET SALES
                 ---------------------------------------------
                                               % INCREASE/
                      FISCAL YEAR               (DECREASE)
                 ----------------------    -------------------
                   2003         2002       TOTAL **    COMP *
                 ---------    ---------    --------    -------
ShopKo Retail    $ 2,383.5    $ 2,456.1        (3.0%)     (3.0%)
Pamida Retail        800.6        784.1         2.1%       2.8%
                 ---------    ---------    --------    -------
 Consolidated    $ 3,184.1    $ 3,240.2        (1.7%)     (1.6%)
                 =========    =========    ========    =======

* Comparable store sales represent sales of those stores open during both fiscal years.

** Pamida division total sales variance reflects sales in the prior year periods from nine locations, which have been closed and not replaced, and two new Pamida locations opened in September 2003.

         The 3.0 percent decrease in ShopKo comparable store sales during fiscal 2003 was primarily related to the decreased general merchandise sales, as a result of lower promotional sales and competitive store openings, partially offset by increased sales in retail health services. Changes in ShopKo comparable store sales in fiscal 2003 by category were as follows: Retail Health, 4.5%; Hardlines, (7.5)%; and Softlines, (6.0)%. The 2.8 percent increase in Pamida comparable store sales during fiscal 2003 was driven by increased pharmacy and advertised sales, as a result of new convenience and value merchandising and marketing efforts. Changes in Pamida comparable store sales in fiscal 2003 by category were as follows: Pharmacy, 21.7%; Hardlines, (0.1)%; and Softlines, (4.6)%. The increase in Pharmacy sales for the Pamida division is inclusive of new pharmacy openings in existing stores and the purchase of pharmacy customer lists in existing pharmacies.

         EFFECT OF THE ADOPTION OF EITF NO. 02-16

         EITF No. 02-16, as it applies to the Company, addresses the recognition of certain vendor allowances and requires these allowances to be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or other costs incurred. The adoption of EITF No. 02-16 by the Company resulted in a reclassification of certain vendor allowances that increased net advertising expense included in Selling, General and Administrative expenses and, correspondingly, decreased Cost of Sales, resulting in increased gross margin. In addition, the adoption of EITF No. 02-16 resulted in the deferral of certain vendor allowances into inventory cost that cannot be recognized until the merchandise is sold, which resulted in a negative effect on earnings.

         The following table presents the effects of adopting EITF No. 02-16 for fiscal 2003 (dollars in millions):

                     FISCAL YEAR ENDED
                     JANUARY 31, 2004
                 --------------------------
                 $ INCREASE /    PERCENT OF
GROSS MARGIN     (DECREASE)      NET SALES*
-------------    ------------    ----------
ShopKo Retail            17.8           .75
Pamida Retail            (3.4)         (.42)
                 ------------
 Consolidated            14.4           .45
                 ============

SELLING, GENERAL &
  ADMINISTRATIVE      $ INCREASE /    PERCENT OF
     EXPENSES          (DECREASE)     NET SALES*
------------------    ------------    ----------
ShopKo Retail                 22.1           .93
Pamida Retail                 (2.9)         (.35)
                      ------------
 Consolidated                 19.2           .61
                      ============

                    $ INCREASE /
PRE-TAX EARNINGS     (DECREASE)
----------------    ------------
ShopKo Retail               (4.3)
Pamida Retail               (0.5)
                    ------------
 Consolidated               (4.8)
                    ============

* Percent of net sales represent the dollar amount shown as a percent of ShopKo Retail and Pamida Retail business segments or consolidated net sales, respectively. Thus, the percents are not cumulative.

         Consolidated gross margin as a percent of net sales was 25.7 percent for both fiscal 2003 and fiscal 2002. Aside from the effect of EITF No. 02-16, the Company's gross margin, as a percent of net sales, declined primarily due to lower merchandise and pharmacy margins (77 basis points) and higher distribution expense (17 basis points), offset by reduced shrink expense (48 basis points). Consolidated gross margin dollars decreased 1.9 percent to $817.6 million for the same period.

         ShopKo's gross margin as a percent of net sales was 25.6 percent for fiscal 2003 compared with 25.7 percent for fiscal 2002. Aside from the effect of EITF No. 02-16, ShopKo's gross margin, as a percent of net sales, declined primarily due to lower merchandise and pharmacy margins (90 basis points) and increased distribution expense (23 basis points), offset by reduced shrink expense. ShopKo's gross margin dollars decreased 3.2 percent to $610.8 million for the same period. Pamida's gross margin as a percent of net sales was
25.8 percent in fiscal 2003 and fiscal 2002. The gross margin rate was primarily impacted by the negative effect of EITF No. 02-16 (42 basis points) and lower merchandise and pharmacy margins (46 basis points), offset by reduced shrink expense (101 basis points). Pamida's gross margin dollars increased 2.1 percent to $206.7 million for the same period.

         The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for fiscal 2003. There was no difference between the LIFO and first-in, first-out (FIFO) cost methods at January 31, 2004 and February 1, 2003. In fiscal 2002, the Company's LIFO reserve was reduced by $2.9 million to zero, as a result of price index deflation for various products in ending inventory.

         Consolidated selling, general and administrative expenses as a percent of net sales for fiscal 2003 were 20.3 percent compared with 19.6 percent in fiscal 2002. ShopKo's selling, general and administrative expenses as a percent of net sales for fiscal 2003 were 18.9 percent compared with 17.7 percent for last year primarily attributable to the effect of EITF No. 02-16. Pamida's selling, general and administrative expenses for fiscal 2003 were 21.6 percent of net sales compared with 21.7 percent in fiscal 2002. The decrease is primarily related to sales leveraging (45 basis points), the effect of EITF No. 02-16 (35 basis points) and lower insurance costs (31 basis points), offset by increased payroll costs associated with pharmacy growth (60 basis points) and additional costs associated with store closings, impairments and remodels (47 basis points).

         Consolidated depreciation and amortization expenses as a percent of net sales were 2.6 percent in both fiscal 2003 and fiscal 2002.

         Interest expense for fiscal 2003 decreased 27.4 percent to $37.9 million when compared with fiscal 2002. The decrease was primarily due to lower debt levels. The Company does not anticipate further significant reductions in interest expense in future periods.

         The Company's effective tax rate for fiscal 2003 was 38.9 percent compared with 39.7 percent for fiscal 2002.

FISCAL 2002 COMPARED TO FISCAL 2001

         The 1.1 percent decrease in ShopKo comparable store sales during fiscal 2002 was primarily the result of decreased general merchandise sales and adjustments to the advertising calendar, partially offset by continued strong sales in retail health services. Changes in ShopKo comparable store sales in fiscal 2002 by category were as follows: Retail Health, 9.0%; Hardlines, (4.7)%; and Softlines, (3.4)%. The 4.8 percent decrease in Pamida comparable store sales reflected lower general merchandise sales, partially offset by strong pharmacy sales. Changes in Pamida comparable store sales in fiscal 2002 by category were as follows: Pharmacy, 17.5%; Hardlines, (8.1)%; and Softlines, (7.8)%. The Company believes the soft retail environment, a decline in consumer confidence and increased competition in certain markets, as well as an increasingly promotional environment, especially in the fourth quarter, negatively affected sales.

         Consolidated gross margin as a percent of net sales for fiscal 2002 was
25.7 percent compared with 23.9 percent for fiscal 2001. Consolidated gross margin dollars increased 3.4 percent to $833.3 million for the same period. ShopKo's gross margin as a percent of net sales was

25.7 percent for fiscal 2002 compared with 24.7 percent for fiscal 2001. ShopKo gross margins were favorably impacted by a reduction in the LIFO reserve of $1.9 million for fiscal 2002 and $11.1 million for fiscal 2001. The decrease in the LIFO reserve resulted from significant deflation experienced in the price index for various inventory products. ShopKo's gross margin dollars increased 0.7 percent to $630.8 million for the same period. The improvement in gross margin as a percent of net sales was a result of a 63 basis point improvement in merchandise margin rates, partially offset by the lower LIFO reserve reduction.

         Pamida's gross margin as a percent of net sales was 25.8 percent for fiscal 2002 compared with 21.5 percent for fiscal 2001. Pamida's gross margin dollars increased 12.7 percent to $202.5 million for the same period. Pamida Retail gross margins were favorably impacted by a reduction in the LIFO reserve of $1.0 million for fiscal 2002 and $5.1 million for fiscal 2001. The decrease in the LIFO reserve resulted from significant deflation experienced in the price index for various inventory products. The 429 basis point improvement in Pamida's gross margin as a percent of net sales was primarily attributable to reduced shrink expense (204 basis points), better merchandise margin rates (200 basis points) and reduced distribution expense (44 basis points), partially offset by lower vendor allowances (34 basis points) and a lower LIFO reserve reduction. The Company believes that better inventory management improved gross margin in both divisions during fiscal 2002, which helped to offset the sales decline.

         Consolidated selling, general and administrative expenses as a percent of net sales for fiscal 2002 were 19.6 percent compared with 18.2 percent in fiscal 2001. ShopKo's selling, general and administrative expenses as a percent of net sales for fiscal 2002 were 17.7 percent compared with 16.6 percent for fiscal 2001. Pamida's selling, general and administrative expenses as a percent of net sales were 21.7 percent for fiscal 2002 compared with 20.0 percent in fiscal 2001. The increases at both divisions were primarily attributable to a lack of sales leverage (56 and 130 basis points at ShopKo and Pamida, respectively) and increases in employee incentive plans and liability insurance costs (33 and 75 basis points at ShopKo and Pamida, respectively).

         Consolidated depreciation and amortization expenses as a percent of net sales for fiscal 2002 were 2.6 percent compared with 2.7 percent in fiscal 2001. The decrease for fiscal 2002 was attributable to the Company no longer amortizing goodwill and to a significant reduction of assets placed in service during 2001 compared with prior years.

         During fiscal 2002, the Company recorded an additional pre-tax charge of $6.0 million associated with nine remaining stores included in the original reorganization plan, that have not yet been disposed of by the Company.

         Interest expense for fiscal 2002 decreased 20.5 percent to $52.3 million when compared with fiscal 2001. The decrease was primarily due to lower debt levels.

         The Company's effective tax rate for fiscal 2002 was 39.7 percent compared with 43.4 percent for fiscal 2001. The decrease in the effective rate was primarily due to the discontinuation of goodwill amortization as a result of our adoption of SFAS No. 142. In fiscal 2001, a substantial amount of our goodwill amortization was non-deductible for tax purposes.

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

         Merchandise inventory. Our merchandise inventory is carried at the lower of cost or market on a last-in, first-out (LIFO) basis utilizing the average cost method of accounting. The valuation of inventories at cost requires certain management judgments and estimates, including among others, the assessment of shrinkage rates, obsolescence and the impact on inventory values of using the lower of cost or market valuation method. In valuing the inventory, the Company undertakes physical inventories at least annually at its stores and distribution centers and adjusts inventory values regularly to reflect market conditions and business trends. The Company estimates losses of inventory due to shrinkage based upon historical experience by store and by merchandise department, which are then verified by physical inventory counts. The Company's experience has been that there is little fluctuation or risk in the estimate of obsolescence or lower of cost or market reserve because (i) of the Company's inventory turnover rate, (ii) a large percentage of our inventory is returnable to our vendors for cost and (iii) the Company is able to receive vendor support monies if product is sold below expected prices. The non-returnable inventory goes through a markdown process that liquidates the inventory, generally at prices in excess of cost.

         Goodwill & Intangible Assets - Net. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis.

         During fiscal 2002, the Company completed its assessment of the impairment of goodwill of the Pamida Retail segment in accordance with the guidelines provided by SFAS No. 142. Management considered several factors in making its assessment, including an independent appraisal of the Pamida Retail segment. The fair value of the Pamida Retail segment was determined by the appraiser based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million related to the write down of all goodwill recorded on the Company's balance sheet, all of which related to the Pamida Retail segment.

         The Company has received a report from an independent appraiser containing an analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida Retail segment. No impairment was recorded as a result of this assessment.

         Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and a distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, six were disposed of in fiscal 2001 and nine were disposed of in fiscal 2002. One additional property was sold in fiscal 2003, leaving eight remaining properties covered by the restructuring reserve. There are four leased properties; one lease expires in 2012 and three leases expire in 2018.

         The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. Due to continuing softness in the retail real estate market, as well as a growing number of vacant retail properties coming on the market as the Company's competitors continue to restructure and downsize their operations, in fiscal 2002 the Company engaged a real estate consulting firm to evaluate the obligations of the remaining four leased closed stores and potential sales prices for the remaining five owned closed store properties. Based on this evaluation, the Company lowered the estimated valuations of the properties. Disposition of some properties has taken longer than originally estimated. As a result, the Company took an additional $5.6 million pre-tax impairment charge on the owned properties and an additional $0.4 million charge for future lease obligations on the leased properties during the fourth quarter of fiscal 2002.

         As of January 31, 2004, the remaining reserve for lease termination and related property carrying costs was $14.5 million and the remaining property write-down reserve was $11.7 million. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, due to the unfavorable retail real estate market described earlier, sales of owned stores and lease terminations have been slower than anticipated. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

         Vendor Allowances. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to inventory recently sold and, accordingly, are reflected as reductions of cost of sales as merchandise is sold. Vendor allowances received for advertising or fixturing programs reduce the Company's expense or cost for the related advertising or fixturing program. As discussed previously, the Company recognizes vendor allowances based on the provisions of EITF No. 02-16, which was adopted by the Company in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $107.0 million, $209.7 million and $234.1 million in fiscal 2003, 2002 and 2001, respectively. The decreases in fiscal 2003 and 2002 resulted primarily from changes in inventory levels (an increase of $6.6 million in fiscal 2003 compared with a decrease of

$51.2 million in fiscal 2002 and a decrease of $100.0 million in 2001). The Company finances a significant portion of its operations through vendor financing. As of January 31, 2004, accounts payable totaled $253.3 million. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's operating performance in the future.

         As of January 31, 2004, the Company had $210.1 million of long-term debt outstanding, comprising $154.9 million of Senior Unsecured Notes and approximately $55.2 million of long- term notes payable. During fiscal 2003, the Company funded the retirement of $89.2 million in aggregate principal amount of Senior Unsecured Notes due August 2003. The remaining Senior Unsecured Notes have maturity dates in November 2004 and March 2022, with approximately $55.3 million principal amount of Senior Unsecured Notes maturing in November 2004. A more detailed description of these notes is contained in Note D of the Notes to the Consolidated Financial Statements. Subject to certain limitations set forth in our Amended Secured Credit Facility (described below), proceeds of the facility or funds from other sources may be used to retire or repurchase Senior Unsecured Notes. During fiscal 2003, the Company purchased a combined total of $4.6 million in principal amount of the outstanding Senior Unsecured Notes due in November 2004. The Company anticipates funding the retirement of the notes due November 2004 through a combination of operating cash flow and available borrowings under the Amended Secured Credit Facility. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any obligation in excess of $25.0 million.

         In addition to the Senior Unsecured Notes, the Company had $82.3 million outstanding under its Amended Secured Credit Facility as of the end of fiscal 2003 compared with $40.0 million outstanding as of the end of fiscal 2002. On March 12, 2001, the Company entered into a $600.0 million senior secured revolving credit and term loan facility. During fiscal 2002, the Company voluntarily terminated the term loan portion of this facility, reducing the overall commitment under the facility from $600.0 million to $500.0 million as of the end of fiscal 2002. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is also secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility.

         The Amended Secured Credit Facility terminates August 19, 2007, limits the payment of dividends, new indebtedness, repurchases of common stock and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. During fiscal 2003 and 2002, the Company was in compliance with all covenants of the secured credit facilities in place during each fiscal year.

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

         The following schedule sets forth the Company's contractual obligations and commercial commitments as of January 31, 2004:

(in thousands)                                             Payments Due by Period
------------------------------------------------------------------------------------------------------
                                                   Less than                                   After
Contractual Obligations (1)             Total       1 year      2 -3 years    4 - 5 years     5 years
------------------------------------------------------------------------------------------------------
Long-Term Debt                        $ 210,106    $  58,458    $    3,175    $     5,668    $ 142,805
------------------------------------------------------------------------------------------------------
Capital Lease Obligations (2)           100,681        6,312        12,339         12,454       69,576
------------------------------------------------------------------------------------------------------
Operating Leases (3)                    200,597       19,726        35,145         31,908      113,818
------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations    $ 511,384    $  84,496    $   50,659    $    50,030    $ 326,199
------------------------------------------------------------------------------------------------------

(1) The schedule excludes obligations of $82.3 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $15.9 million of outstanding documentary letters of credit as of January 31, 2004.

(2) Capital lease obligations represent the total minimum future obligations, net of $76.1 million of interest.

(3) Operating leases are the aggregate future payments for operating leases as of January 31, 2004, including closed stores.

         The Company believes that the Amended Secured Credit Facility and expected cash from operations, together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2004. However, if the Company's operating results were to deteriorate significantly for any reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems, which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has a significant amount of debt obligations maturing in November 2004. While the Company believes it will have sufficient liquidity to retire these debt obligations as they mature, there can be no assurance that the Company will be able to retire or refinance these obligations. If the Company cannot retire or refinance these obligations as they mature, the Company's results of operations and financial condition will be materially adversely affected.

CAPITAL EXPENDITURES

         The Company spent $60.4 million on capital expenditures in fiscal 2003, compared with $30.9 million in fiscal 2002 and $17.2 million in fiscal 2001. The following table sets forth the components of capital expenditures (in millions):

                                                            FISCAL YEARS ENDED
                                                  --------------------------------------
                                                   JAN. 31        FEB. 1,       FEB. 2,
                                                     2004          2003          2002
                                                  (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                                  ----------    ----------    ----------
Capital Expenditures
     New stores                                   $      2.4    $      0.0    $      0.5
     Remodeling and refixturing                         16.2           6.0           3.8
     Distribution centers                                3.3           0.3           2.8
     Management information and point-of-sale
        equipment and systems                           23.9          11.3           5.8
     Repairs and Replacement                            14.2          12.7           4.0
     Other                                               0.4           0.6           0.3
                                                  ----------    ----------    ----------
          Total                                   $     60.4    $     30.9    $     17.2
                                                  ==========    ==========    ==========

         During fiscal 2003, the Company announced its intent to expend approximately $100.0 million in fiscal 2004 on capital expenditures. The planned capital expenditures include investments in technology infrastructure and merchandise initiatives, expansion of the ShopKo distribution center in Omaha, Neb. to accommodate the consolidation of the Pamida distribution operations also located in Omaha into one automated facility serving both divisions, 10 ShopKo and approximately 50 Pamida store remodels, three new freestanding drug stores, three new Pamida stores and the relocation of a fourth Pamida store. The plans also call for up to 11 additional pharmacies in Pamida stores.

INFLATION

         Inflation has and is expected to have only a minor effect on the results of the Company's operations and internal and external sources of liquidity.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because of the level of variable interest rate debt in the Company's capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At January 31, 2004, the Company had $82.3 million of variable rate debt outstanding with a weighted average interest rate of 3.9%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. During fiscal 2003, the monthly average amount borrowed under the variable rate credit facilities was approximately $88.1 million, and the weighted average interest rate was 3.0%. If the weighted average interest rate were to increase by 10.0% for fiscal 2003, net income would have decreased by approximately $0.2 million.

         At January 31, 2004, the Company had fixed-rate, long-term debt totaling $210.1 million. As these instruments are fixed-rate, they do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. In general, fluctuation in the market value of these instruments based on fluctuation in interest rates would impact the Company's earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Management continually monitors the interest rate environment with the objective of lowering borrowing costs without subjecting the Company to excessive exposure to fluctuating interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and financial statement schedule, together with the independent auditors' report, are included on pages 43 to 64 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

         (b)      Changes in Internal Control

         There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the fiscal year ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers is included in Part I above. The information called for by Item 10, as to Directors of the Registrant and the information required by Items 401 and 405 and 406 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 26, 2004 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2004 Annual Meeting of Shareholders.

         The Company has adopted a Code of Business Ethics that applies to its directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Ethics is filed as an exhibit to this Annual Report on Form 10-K and is posted on the Company's Internet website at www.shopko.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on its internet website.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 26, 2004 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 26, 2004 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 26, 2004 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During the fourth quarter, the Audit Committee of the Board of Directors of the Company approved the following non-audit services performed or to be performed for us by our independent accountants, Deloitte & Touche LLP: tax consulting and tax compliance services. The remaining information called for by Item 14 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 26, 2004 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2004 Annual Meeting of Shareholders.

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

         3.       Exhibits:

                  See "Exhibit Index" on pages 65 to 69, which is incorporated herein by reference.

                  Pursuant to Regulation S-K, Item 601(b) (4) (iii), the Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b)      Reports on Form 8-K:

         The Registrant filed or furnished Current Reports on Form 8-K with respect to the fourth fiscal quarter of fiscal 2003 as follows:

         1.       Form 8-K dated November 20, 2003, furnished with respect to
                  Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition, relating to the announcement of the Registrant's results of operations and financial condition for the quarter ended November 1, 2003.

         2.       Form 8-K dated December 22, 2003, filed with respect to Item
                  5. Other Events and Item 7. Financial Statements and Exhibits, regarding a revised earnings outlook for the fourth quarter and fiscal year ending January 31, 2004.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                   PAGE
                                                                                                   ----
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries

       Independent Auditors' Report............................................................       43

       Consolidated Statements of Operations
              for each of the three years in the period ended January 31, 2004.................       44

       Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003 ................       45

       Consolidated Statements of Cash Flows
              for each of the three years in the period ended January 31, 2004.................       46

       Consolidated Statements of Shareholders' Equity
              for each of the three years in the period ended January 31, 2004.................       47

       Notes to Consolidated Financial Statements .............................................    48-62

Index to Financial Statement Schedule

       Schedule II-Valuation and Qualifying Accounts ..........................................       63

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

         We have audited the accompanying consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years (52 weeks) ended January 31, 2004, February 1, 2003 and February 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the years (52 weeks) ended January 31, 2004, February 1, 2003 and February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note A to the consolidated financial statements, in fiscal 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor". Also, as discussed in Note A, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 31, 2004

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   January 31,           February 1,            February 2,
                                                                     2004                  2003                   2002
                                                                   (52 Weeks)            (52 Weeks)             (52 Weeks)
                                                                   ----------            ----------             ----------
Revenues:
  Net sales                                                      $  3,184,088           $  3,240,187           $  3,373,935
  Licensed department rentals and other income                         12,821                 12,622                 13,054
                                                                 ------------           ------------           ------------
                                                                    3,196,909              3,252,809              3,386,989
Costs and Expenses:
  Cost of sales                                                     2,366,513              2,406,887              2,567,800
  Selling, general and administrative expenses                        645,225                635,909                611,930
  Restructuring charge                                                     -0-                 6,030                     -0-
  Depreciation and amortization expenses                               83,241                 83,337                 91,662
                                                                 ------------           ------------           ------------
                                                                    3,094,979              3,132,163              3,271,392
Earnings from operations                                              101,930                120,646                115,597
Interest expense                                                       37,920                 52,264                 65,765
                                                                 ------------           ------------           ------------

Earnings before income taxes                                           64,010                 68,382                 49,832
Provision for income taxes                                             24,890                 27,149                 21,615
                                                                 ------------           ------------           ------------

Earnings before accounting change                                      39,120                 41,233                 28,217
Cumulative effect of accounting change                                     -0-              (186,052)                    -0-
                                                                 ------------           ------------           ------------

Net earnings (loss)                                              $     39,120           $   (144,819)          $     28,217
                                                                 ============           ============           ============

Net earnings (loss) per share of common stock:

Basic:
   Earnings before cumulative effect of accounting change        $       1.35           $       1.43           $       0.98
   Cumulative effect of accounting change                                  -0-                 (6.46)                    -0-
                                                                 ------------           ------------           ------------
   Net earnings (loss)                                           $       1.35           $      (5.03)          $       0.98
                                                                 ============           ============           ============

Diluted:
   Earnings before cumulative effect of accounting change        $       1.33           $       1.41           $       0.98
   Cumulative effect of accounting change                                  -0-                 (6.36)                    -0-
                                                                 ------------           ------------           ------------
   Net earnings (loss)                                           $       1.33           $      (4.95)          $       0.98
                                                                 ============           ============           ============

Weighted average number of common shares outstanding - basic           29,018                 28,791                 28,699

Weighted average number of common shares outstanding - diluted         29,317                 29,218                 28,838

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   January 31,       February 1,
                                                                      2004              2003
                                                                      ----              ----
Assets

Current assets:
    Cash and cash equivalents                                    $      22,786     $      33,753
    Receivables, less allowance for losses of
         $2,705 and $2,611, respectively                                62,808            49,509
    Merchandise inventories                                            569,315           562,731
    Other current assets                                                10,874            13,745
                                                                 -------------     -------------
         Total current assets                                          665,783           659,738

Other assets and deferred charges                                        7,584            12,570
Intangible assets - net                                                 23,629            20,475
Property and equipment - net                                           781,428           812,184
                                                                 -------------     -------------
Total assets                                                     $   1,478,424     $   1,504,967
                                                                 =============     =============

Liabilities and Shareholders' Equity

Current liabilities:
    Short-term debt                                              $      82,270     $      40,022
    Accounts payable - trade                                           253,313           241,166
    Accrued compensation and related taxes                              35,509            44,957
    Deferred taxes and other accrued liabilities                       112,291           119,162
    Accrued income and other taxes                                      45,543            49,998
    Current portion of long-term obligations and leases                 63,797            95,554
                                                                 -------------     -------------
         Total current liabilities                                     592,723           590,859

Long-term obligations and leases, less current portions                246,990           319,577
Other long-term obligations                                             25,206            26,391
Deferred income taxes                                                   22,803            19,769
Shareholders' equity:
    Preferred stock; none outstanding                                       -0-               -0-
    Common stock; shares issued, 31,225  at
          January 31, 2004 and 30,974 at February 1, 2003                  312               310
    Additional paid-in capital                                         391,976           389,177
    Retained earnings                                                  238,729           199,134
    Less treasury stock - at cost; 1,908 shares at January 31,
        2004 and 1,904 shares at February 1, 2003                      (40,315)          (40,250)
                                                                 -------------     -------------
         Total shareholders' equity                                    590,702           548,371
                                                                 -------------     -------------
Total liabilities and shareholders' equity                       $   1,478,424     $   1,504,967
                                                                 =============     =============

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    January 31,      February 1,      February 2,
                                                                       2004             2003             2002
                                                                    (52 Weeks)       (52 Weeks)       (52 Weeks)
                                                                    ----------       ----------       ----------
Cash flows from operating activities:
   Earnings before accounting change                             $       39,120    $      41,233    $      28,217
   Adjustments to reconcile earnings before accounting change to net cash provided by operating activities:
          Depreciation and amortization                                  83,241           83,337           91,662
          (Gain) / Loss on the sale of property and equipment            (1,873)           2,188             (974)
          Restructuring charge                                               -0-           6,030               -0-
          Impairment charges                                              1,566              147            4,825
          Deferred income taxes                                           2,856            7,079           23,425
          Change in assets and liabilities:
                  Receivables                                           (13,299)            (771)           8,843
                  Merchandise inventories                                (6,584)          51,180          100,014
                  Other current assets                                    2,871            2,095           (2,630)
                  Other assets                                            5,402            2,880           13,057
                  Accounts payable                                       12,147          (14,464)         (22,545)
                  Accrued liabilities                                   (17,241)          16,310           (4,170)
                  Other long-term obligations                            (1,185)          12,475           (5,617)

                                                                 --------------    -------------    -------------
Net cash provided by operating activities                               107,021          209,719          234,107

Cash flows from investing activities:

   Payments for property and equipment                                  (60,432)         (30,880)         (17,198)
   Proceeds from the sale of property and equipment                       5,476           11,876           14,857
   Payments for pharmacy customer lists                                  (4,069)          (2,257)          (2,003)

                                                                 --------------    -------------    -------------
Net cash used in investing activities                                   (59,025)         (21,261)          (4,344)

Cash flows from financing activities:

   Net proceeds (payments) from short-term financing                     42,248         (107,786)         (23,489)
   Proceeds from debt borrowings                                          2,761           37,471               -0-
   Payments of debt and capital lease obligations                      (103,456)        (115,005)        (203,276)
   Debt issuance costs                                                   (2,312)          (1,380)          (8,163)
   Change in common stock from stock options                              1,861            1,826               -0-
   Purchase of treasury stock                                               (65)              -0-              -0-
                                                                 --------------    -------------    -------------
Net cash used in financing activities                                   (58,963)        (184,874)        (234,928)
                                                                 --------------    -------------    -------------

Net increase / (decrease) in cash and cash equivalents                  (10,967)           3,584           (5,165)
Cash and cash equivalents at beginning of year                           33,753           30,169           35,334
                                                                 --------------    -------------    -------------
Cash and cash equivalents at end of year                         $       22,786    $      33,753    $      30,169
                                                                 --------------    -------------    -------------

Supplemental cash flow information:

    Noncash investing and financial activities -
         Capital lease obligations incurred                      $           -0-   $          18    $          78
         Capital lease obligations terminated                    $        3,924    $      11,000    $          -0-

    Cash paid (refunds received) during the period for:
         Interest                                                $       39,345    $      49,661    $     65, 258
         Income taxes                                            $         (541)   $      (4,410)   $       3,867

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                Common Stock   Additional               Treasury Stock          Total
                                               --------------   Paid-in    Retained    ----------------    ----------------
                                               Shares  Amount   Capital    Earnings    Shares    Amount    Shares    Amount
                                               ------  ------   -------    --------    ------    ------    ------    ------
Balances at February 3, 2001                   30,603  $  306  $ 384,563   $ 317,128   (1,904)  $(40,250)  28,699   $ 661,747

Net earnings                                                                  28,217                                   28,217

Issuance of restricted stock                       25                182        (182)                          25          -0-

Restricted stock expense                                                          84                                       84
                                               ------  ------  ---------   ---------   ------   --------   ------   ---------

Balances at February 2, 2002                   30,628     306    384,745     345,247   (1,904)   (40,250)  28,724     690,048

Net loss                                                                    (144,819)                                (144,819)

Sale of common stock under option plans           229       3      1,823                                      229       1,826

Income tax benefit related to stock options                          774                                                  774

Issuance of restricted stock                      117       1      1,835      (1,836)                         117          -0-

Restricted stock expense                                                         542                                      542
                                               ------  ------  ---------   ---------   ------   --------   ------   ---------

Balances at February 1, 2003                   30,974     310    389,177     199,134   (1,904)   (40,250)  29,070     548,371

Net earnings                                                                  39,120                                   39,120

Sale of common stock under option plans           221       2      1,859                                      221       1,861

Income tax benefit related to stock options
                                                                     583                                                  583

Issuance of restricted stock                       30                357        (357)                          30          -0-

Restricted stock expense                                                         832                                      832

Purchase of treasury stock                                                                 (4)       (65)      (4)        (65)
                                               ------  ------  ---------   ---------   ------   --------   ------   ---------

Balances at January 31, 2004                   31,225  $  312  $ 391,976   $ 238,729   (1,908)  $(40,315)  29,317   $ 590,702
                                               ======  ======  =========   =========   ======   ========   ======   =========

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

         The Company operates on a 52/53-week fiscal year basis. The 2003, 2002 and 2001 fiscal years were all 52-week periods and ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

         Cash and Cash Equivalents

         The Company records all highly liquid investments with an original maturity at the date of purchase of three months or less as cash equivalents.

         Receivables

         Receivables consist of amounts collectible from third party pharmacy insurance carriers; from retail store customers for optical and pharmacy purchases; and from merchandise vendors for promotional and advertising allowances. Substantially all amounts are expected to be collected within one year.

         Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. There was no difference between the LIFO and first-in, first-out (FIFO) cost methods at January 31, 2004 and February 1, 2003.

         Property and Equipment - Net

         Property and equipment are carried at cost. The cost of buildings and equipment is depreciated over the estimated useful lives of the assets. Buildings and certain equipment (principally computer and retail store equipment) are depreciated using the straight-line method. Remaining properties are depreciated on an accelerated basis. Useful lives generally assigned are: buildings - 25 to 50 years; retail store equipment - 8 to 10 years; warehouse, transportation and other equipment - 3 to 10 years. Costs of leasehold improvements are amortized over the period of the lease or the estimated useful life of the asset, whichever is shorter, using the straight-line method. Property under capital leases is amortized over the related lease term using the straight-line method.

         The components of property and equipment are:

                                                         JAN. 31,                     FEB. 1,
                                                          2004                         2003
                                                          ----                         ----
                                                                  (in thousands)
Property and equipment at cost:
   Land                                                $  126,774                  $  125,505
   Buildings                                              673,381                     667,783
   Equipment                                              585,086                     551,325
   Leasehold improvements                                  74,473                      72,482
   Property under construction                              7,644                       3,057
   Property under capital leases                          124,187                     132,711

                                                       ----------                  ----------
                                                        1,591,545                   1,552,863

Less accumulated depreciation and amortization:
   Property and equipment                                 747,654                     677,487
   Property under capital leases                           48,431                      46,063
Less reserve for impairment on assets to be disposed       14,032                      17,129
                                                       ----------                  ----------
Net property and equipment                             $  781,428                  $  812,184
                                                       ==========                  ==========

         Goodwill and Intangible Assets - Net

         Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", as discussed below, goodwill and trademarks were amortized using the straight-line method over 15 to 40 years. The Company's intangible assets are composed of assets with finite and indefinite lives. Intangible assets with finite lives are amortized using the straight-line method. Underwriting and issuance costs of long-term obligations are amortized over the term of the obligations. Customer lists are generally amortized over 15 years.

         The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective February 3, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis, unless events warrant more frequent review, and any excess in carrying value over the estimated fair value is charged to results of operations.

         During fiscal 2002, the Company completed its assessment of the impairment of goodwill of the Pamida Retail segment in accordance with the guidelines provided by SFAS No. 142. Management considered various data in making its assessment, including an independent appraisal of the Pamida Retail segment. The fair value of the Pamida Retail segment was determined based on a combination of a discounted cash flow analysis and an analysis of market prices of other retail companies. The fair values of the underlying assets and liabilities were determined using standard valuation practices, including income capitalization, sales comparisons, market rent analysis, relief from royalty and replacement cost. As a result of this assessment, the Company recorded a charge of $186.1 million related to the write down of all goodwill recorded on the Company's balance sheet, all of which related to the Pamida Retail segment.

         The decline in value was attributed to the fact that during fiscal 2000 and 2001, the retail environment had softened considerably from the prior years. Consumer confidence had declined and the Pamida Retail segment was forced to offer significant promotions and discounts to attract customers, eroding margins and profitability. In addition, the Company experienced worse than anticipated operating performance at the Pamida Retail segment, further affecting profitability.

         The Company had previously evaluated recoverability of goodwill using an undiscounted cash flow methodology in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Due to the extended period of considering cash flows under that methodology, no impairment was required. However, when required to assess recoverability of goodwill using the fair value methodology of SFAS No. 142, an impairment charge was required. This was attributable to the decline in the value of the Pamida Retail segment as discussed above, and to the two step method of evaluating impairment required under SFAS No. 142. Accordingly, while the fair value of the Pamida unit declined as a whole, the fair value of the remaining assets equaled or exceeded their carrying values, further reducing the residual value attributable to goodwill.

         During fiscal 2003 and 2002, the Company also performed an impairment analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida Retail segment. No impairment was required as a result of this analysis.

         The results for periods prior to adoption of SFAS No. 142 have not been restated. The following table reflects consolidated results from operations for fiscal 2001 as if the adoption of SFAS No. 142 had occurred on January 30, 2000.

                                                             FISCAL YEAR ENDED
(In thousands, except per share data)                         FEBRUARY 2, 2002
                                                              ----------------
Net earnings:
        Reported net earnings                                     $28,217
        Goodwill and trademark amortization, net of tax             5,082
                                                                  -------
        Pro forma                                                 $33,299
                                                                  =======

Basic earnings per share:
        Reported net earnings                                     $  0.98
        Goodwill and trademark amortization, net of tax              0.18
                                                                  -------
        Pro forma                                                 $  1.16
                                                                  =======

Diluted earnings per share:
        Reported net earnings                                     $  0.98
        Goodwill and trademark amortization, net of tax              0.18
                                                                  -------
        Pro forma                                                 $  1.16
                                                                  =======

         The following table summarizes goodwill and intangible assets by major asset class as of January 31, 2004 and February 1, 2003:

                                                    January 31, 2004                 February 1, 2003
                                                    ----------------                 ----------------
                                                Gross                            Gross
                                               Carrying        Accumulated      Carrying     Accumulated
(in thousands)                                  Amount         Amortization      Amount      Amortization
                                                ------         ------------      ------      ------------
Intangible assets with indefinite lives:
            Trademark                          $  7,294        $        -0-     $ 7,294      $       -0-
                                               ========        ===========      =======      ==========

Intangible assets with finite lives:
            Debt issuance costs                $  6,302        $    (1,488)     $10,609      $   (6,071)
            Customer lists and other*            20,804             (9,283)      16,735          (8,092)
                                               --------        -----------      -------      ----------
                                               $ 27,106        $   (10,771)     $27,344      $  (14,163)
                                               ========        ===========      =======      ==========

         * Customer lists and other is principally composed of lists of prescription drug customers that the Company has acquired through its retail health operations.

         Amortization expense was $3.2 million, $5.3 million and $9.3 million for fiscal 2003, 2002 and 2001, respectively. Estimated fiscal year amortization expense will be as follows: 2004 - $2.3 million; 2005 - $2.3 million; 2006 - $2.2 million; 2007 - $1.7 million; 2008 - $1.1 million.

         Impairment of Long-Lived Assets

         The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to its fair value, determined based on appraised values or as the present value of the cash flows using discounted rates that reflect the inherent risks of the underlying business. In the fourth quarter of fiscal 2001, the Company recorded in selling, general and administrative expense, an impairment charge of $2.7 million associated with the decision to close the Bethany Distribution Center in the first quarter of fiscal 2002, as well as a charge of $2.1 million for the impairment of an office building held for sale. Both of the facilities were disposed in the first quarter of fiscal 2002. The Company recorded impairment charges of $1.6 million related to underperforming stores in the fourth quarter of fiscal 2003. In the opinion of management, except for assets identified herein and as disclosed in Note B of the Notes to the Consolidated Financial Statements, no such impairment existed as of January 31, 2004 or February 1, 2003.

         Revenue Recognition

         Revenues from the Company's retail stores are recognized at the time customers take possession of merchandise purchased or services are rendered, net of estimated returns, which are based on historical experience. Revenues from licensed departments are recorded at the net amounts to be received from licensees.

         Vendor Allowances

         The Company records vendor allowances and discounts in the Statements of Operations when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to inventory recently sold and, accordingly, are reflected as reductions of cost of sales as merchandise is sold. Vendor allowances received for advertising or fixturing programs reduce the Company's expense or cost for the related advertising or fixturing program.

         In January 2003, the Emerging Issues Task Force ("EITF"), issued EITF Issue No. 02-16, "Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor", which is applicable to agreements entered into after December 15, 2002. Issue No. 02-16 provides accounting guidance on how a customer, including a reseller, should characterize, measure and recognize consideration received from a vendor.

         EITF No. 02-16 first became applicable to the Company in fiscal 2003. EITF No. 02-16, as it applies to the Company, addresses the recognition of certain vendor allowances and requires the allowances to be accounted for as a reduction of inventory cost, unless specifically identified as reimbursement for services or other costs incurred. The impact of adoption of EITF No. 02-16 was to reduce net earnings in fiscal 2003 by $2.9 million or $0.10 per share. The pro- forma effect of EITF No. 02-16 on prior years is not determinable.

         Additionally, the adoption of EITF No. 02-16 impacted the classification of certain vendor allowances resulting in increased net advertising expense included in Selling, General and Administrative Expense in the Statement of Operations and correspondingly, decreased cost of sales by approximately $19.3 million in fiscal 2003.

         Advertising

         The Company expenses advertising costs, net of vendor reimbursements, in the period incurred. Advertising expense was $43.9 million, $26.0 million and $18.3 million in fiscal 2003, 2002 and 2001, respectively. The increase in advertising expense for fiscal 2003 is a result of adopting EITF No. 02-16.

         Stock-based Employee Compensation Plans

         The Company has various stock-based employee compensation plans, which are described more fully in Note F. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pre-tax expense related to the intrinsic value of restricted stock issued was $0.8 million, $0.5 million and $0.1 million for fiscal years 2003, 2002 and 2001, respectively.

         The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options.

                                                                                             YEAR ENDED
                                                                                             ----------
                                                                              January 31,    February 1,         February 2,
                                                                                 2004           2003                2002
                                                                                 ----           ----                ----
Net earnings (loss) as reported                                                 $39,120      $ (144,819)          $ 28,217
  Add:  Stock-based employee compensation expense included in reported net
               income, net of related tax effects                                   503             329                 51
  Deduct: Total stock-based employee compensation expense determined under fair value method for all option awards, net of related tax
               effects                                                           (1,579)         (1,669)            (1,304)
                                                                                -------      ----------           --------

Pro forma net earnings (loss)                                                   $38,044      $ (146,159)          $ 26,964
                                                                                =======      ==========           ========

Net Earnings (loss) per share:
     Basic - as reported                                                        $  1.35      $    (5.03)          $   0.98
     Basic - pro forma                                                          $  1.31      $    (5.08)          $   0.94

     Diluted - as reported                                                      $  1.33      $    (4.95)          $   0.98
     Diluted - pro forma                                                        $  1.30      $    (5.00)          $   0.96

         Pre-opening Costs

         The Company expenses pre-opening costs of retail stores as incurred.

         Net Earnings (Loss) Per Common Share

         Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. During fiscal 2003, 2002 and 2001, options to purchase 1,454,669 shares, 1,654,646 shares and 2,071,525 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

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

B. RESTRUCTURING RESERVE

In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and all 23 stores and a distribution center were closed in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, six were disposed of in fiscal 2001 and nine were disposed of during fiscal 2002. One additional owned property was sold during fiscal 2003, leaving eight remaining properties covered by the restructuring reserve.

The amount of the asset write-downs and reserves for lease terminations and property carrying costs are based in part on management's estimates as to the timing for disposition of, sales proceeds from, and disposition costs of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. Due to continuing softness in the retail real estate market, as well as a growing number of vacant retail properties coming on the market as the Company's competitors continue to restructure and downsize their operations, in fiscal 2002, the Company engaged a real estate consulting firm to evaluate the obligations of the remaining four leased closed stores, and potential sales prices for the remaining five owned closed store properties. Based on this evaluation, the Company lowered the estimated valuations of the properties. Disposition of some properties has taken longer than originally estimated. As a result, the Company recorded an additional $5.6 million pre-tax impairment charge on the owned properties and an additional $0.4 million charge for future lease obligations on the leased properties during the fourth quarter of fiscal 2002.

         As of January 31, 2004, the remaining reserve for lease terminations and related property carrying costs was $14.5 million and the remaining property write-down reserve was $11.7 million. There are four leased properties; one lease expires in 2012 and three leases expire in 2018. For balance sheet reporting, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses as a current liability and the remainder ($13.3 million) is recorded in other long-term obligations at January 31, 2004. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, sales of owned stores and lease terminations have been slower than anticipated due to the unfavorable retail real estate market described earlier. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

         Following is an analysis of the change in the restructuring reserve (in thousands) during fiscal 2001, 2002 and 2003:

                                      Lease Termination       Employee
                                         and Property        Separation            Other
                                        Carrying Costs         Costs               Costs
                                        --------------         -----               -----
Balance as of Feb. 3, 2001                 $ 45,752            $9,134             $ 1,300
Additions                                        -0-               -0-                 -0-
Cash Payments                               (13,691)           (7,282)             (1,072)
Other Adjustments                               731            (1,852)                 -0-
                                           --------            ------             -------

Balance as of Feb. 2, 2002                   32,792            $   -0-                228

Additions                                       439                                    -0-
Cash Payments                               (18,260)                                 (113)
Other Adjustments                                -0-                                   -0-
                                           --------            ------             -------

Balance as of Feb. 1, 2003                   14,971                -0-                115

Additions                                        -0-               -0-                 -0-
Cash Payments                                  (581)                                   -0-
Other Adjustments                               115                                  (115)
                                           --------            ------             -------

Balance as of Jan. 31, 2004                $ 14,505            $   -0-            $    -0-
                                           ========            ======             =======

         Net sales of the stores closed totaled $56.0 million in fiscal 2001.

C. SHORT-TERM DEBT

         The Company had outstanding $82.3 million and $40.0 million under the revolving credit portion of its secured credit facilities (see Note D), as of January 31, 2004 and February 1, 2003, respectively. The related weighted average interest rates on borrowings outstanding at January 31, 2004 and February 1, 2003 were 3.9% and 3.5%, respectively.

            The Company also authorizes letters of credit to be issued during the ordinary course of business as required by foreign vendors. As of January 31, 2004 and February 1, 2003, the Company had outstanding letters of credit for $15.9 million and $15.8 million, respectively.

D. LONG-TERM OBLIGATIONS AND LEASES (in thousands)

                                                               Jan. 31, 2004        Feb. 1, 2003
                                                               -------------        ------------
Senior Unsecured Notes, 9.0% due November 15, 2004, less
     unamortized discount of $4 and $8, respectively             $  55,251            $ 59,797

Senior Unsecured Notes, 9.25% due March 15, 2022, less
     unamortized discount of $347 and $366, respectively            99,653              99,634

Senior Unsecured Notes, 6.5% due August 15, 2003, less
     unamortized discount of $0 and $13, respectively                   -0-             89,182

Mortgage and other obligations                                      55,202              55,062
Capital lease obligations                                          100,681             111,456
                                                                 ---------           ---------
                                                                   310,787             415,131
Less current portion                                                63,797              95,554
                                                                 ---------           ---------
Long-term obligations                                            $ 246,990           $ 319,577
                                                                 =========           =========

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

         On March 12, 2001, the Company entered into a $600.0 million senior secured revolving credit and term loan facility, which was cancelled in fiscal 2003 when the Company entered into the amended and restated senior secured revolving credit facility (the "Amended Secured Credit Facility"). The Amended Secured Credit Facility, which terminates on August 19, 2007, provides for revolving credit loans of up to $450.0 million. Amounts available under the Amended Secured Credit Facility are limited based on a percentage of inventory and accounts receivable. A total of $311.8 million of borrowings were available as of January 31, 2004. Borrowings under the facility are secured by accounts receivable and inventory and bear interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, in both cases depending on borrowing availability under the facility. The Amended Secured Credit Facility limits the payment of dividends, new indebtedness, repurchases of common stock and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein.

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

         The interest rates on the mortgage and other obligations range from 3.14% to 11.0% with maturities ranging from September 2004 to March 2012 and are collateralized by property with a net book value of $64.0 million at January 31, 2004.

         Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended January 31, 2004 are as follows (in thousands):

FISCAL                  LONG-TERM
 YEAR                  OBLIGATIONS
 ----                  -----------
 2004                   $ 58,458
 2005                      1,504
 2006                      1,671
 2007                      4,136
 2008                      1,532
 Later                   142,805
                        --------
Total maturities        $210,106
                        ========

         The Company leases certain stores and equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase. In addition to its capital leases, the Company is obligated under operating leases, primarily for land, buildings and computer equipment.

         Minimum future obligations under capital and operating leases in effect at January 31, 2004 are as follows (in thousands):

                                               CAPITAL LEASE       OPERATING LEASE
       FISCAL  YEAR                             OBLIGATIONS        OBLIGATIONS (1)
       ------  ----                             -----------        ---------------
         2004                                   $  15,246            $   17,331
         2005                                      14,820                15,485
         2006                                      13,429                14,921
         2007                                      13,139                14,528
         2008                                      12,865                13,294
         Later                                    107,241                95,558
                                                ---------            ----------
Total minimum future obligations                  176,740            $  171,117
                                                                     ==========

Less interest                                     (76,059)
                                                ---------
Present value of minimum future obligations     $ 100,681
                                                =========

            (1) Operating lease obligations excluding closed stores.

         The present values of minimum future obligations shown above are calculated based on interest rates ranging from 6.5% to 16.4% for capital leases determined to be applicable at the inception of the capital leases.

         Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.8 million in fiscal 2003, $0.8 million in fiscal 2002 and $0.8 million in fiscal 2001. Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $17.8, $17.8 and $19.9 million in fiscal 2003, 2002 and 2001, respectively. Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the term of the leases.

         The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $10.2 million as of January 31, 2004.

E. INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For balance sheet reporting purposes, the current deferred tax liability of $29.6 million and $29.8 million at January 31, 2004 and February 1, 2003, respectively, is included in deferred taxes and other accrued liabilities.

         Components of the Company's net deferred tax liability are as follows (in thousands):

                                                        2003                2002
                                                        ----                ----
Deferred tax liabilities:
       Property and equipment                        $   48,675          $   41,743
       Intangibles                                        4,566               8,441
       Inventory valuation                               43,327              48,431
       Other                                              4,595               5,337
                                                     ----------          ----------
            Total deferred tax liabilities              101,163             103,952
                                                     ----------          ----------
Deferred tax assets:
       Reserves and allowances                          (17,114)            (26,308)
       Restructuring and impairment reserves            (11,397)             (9,332)
       Capital leases                                    (9,876)            (10,416)
       Compensation and benefits                        (10,359)             (8,335)
                                                     ----------          ----------
            Total deferred tax assets                   (48,746)            (54,391)
                                                     ----------          ----------
Net deferred tax liability                           $   52,417          $   49,561
                                                     ==========          ==========

Long-term deferred tax liability                     $   22,803          $   19,769
                                                     ==========          ==========
Short term deferred tax liability portion            $   29,614          $   29,792
                                                     ==========          ==========

         The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision (credit) for federal and state income taxes related to continuing operations includes the following (in thousands):

                                    2003                 2002                 2001
                                    ----                 ----                 ----
Current
        Federal                  $  19,953            $  17,892            $    (967)
        State                        2,081                2,178                 (843)
Deferred                             2,856                7,079               23,425
                                 ---------            ---------            ---------
Total provision                  $  24,890            $  27,149            $  21,615
                                 =========            =========            =========

         The effective tax rate related to continuing operations varies from the statutory federal income tax rate for the following reasons:

                                                     2003                 2002                 2001
                                                     ----                 ----                 ----
Statutory income tax rate                            35.0%                35.0%                35.0%
State income taxes, net of federal tax benefits       3.0                  4.1                  4.6
Goodwill                                              0.0                  0.0                  3.6
Other                                                 0.9                  0.6                  0.2
                                                     ----                 ----                 ----
Effective income tax rate                            38.9%                39.7%                43.4%
                                                     ====                 ====                 ====

F. PREFERRED AND COMMON STOCK

         The Company has 20,000,000 shares of $0.01 preferred stock authorized but unissued. There are 75,000,000 shares of $0.01 par value common stock authorized.

         The Company has a shareholder rights plan pursuant to which one right to purchase one one-thousandth of a share of Series B junior participating preferred stock is attached to each outstanding share of common stock. The rights are exercisable only if a person or group acquires 15% or more of outstanding common stock or commences a tender offer for 15% or more of outstanding common stock. Each right entitles the holder thereof to purchase from the Company one one-thousandth share of the Company's Series B junior participating preferred stock at an initial exercise price of $100 per one one-thousandth of a share or upon the occurrence of certain events, common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the rights are redeemable by the Board of Directors for $.01 per right or they can be replaced with new rights at any time. The rights expire on September 27, 2007.

         The Company's Stock Option Plans and Stock Incentive Plans allow the granting of stock options and other equity-based awards to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has 861,305 shares available for issuance under the plans as of January 31, 2004. Options and restricted stock vest generally over two to five years. Most stock options vest immediately upon a change of control.

         Option activity is summarized as follows (shares/options in thousands):

                                                                          Weighted Ave.
                                           Shares        Price Range     Exercise Price
                                           ------        -----------     --------------
Outstanding, February 3, 2001              2,806       $ 5.31 -  37.63       $18.83
Granted                                      807         7.30 -  10.10         8.61
Exercised                                      0             N/A                N/A
Cancelled and forfeited                     (546)        5.31 -  37.63        17.55
                                           -----       ---------------       ------
Outstanding, February 2, 2002              3,067         5.31 -  37.63        16.37
Granted                                      684        11.70 -  19.85        14.29
Exercised                                   (229)        5.31 -  17.06        16.49
Cancelled and forfeited                     (412)        5.31 -  36.44        16.17
                                           -----       ---------------       ------
Outstanding, February 1, 2003              3,110         5.31 -  37.63        16.55
Granted                                      146        11.24 -  15.32        13.26
Exercised                                   (221)        5.31 -  13.78         8.43
Cancelled and forfeited                     (524)        5.31 -  37.63        20.31
                                           -----       ---------------       ------
Outstanding January 31, 2004               2,511       $ 5.31 - $37.63       $16.29
                                           =====       ===============       ======

                               Options       Weighted Ave.
                             Exercisable     Exercise Price
                             -----------     --------------
January 31, 2004                1,672          $18.16
February 1, 2003                1,729          $19.32
February 2, 2002                1,347          $20.36

         The following tables summarize information about stock options outstanding at January 31, 2004 (shares in thousands):

                                                          OPTIONS OUTSTANDING
                                  --------------------------------------------------------------------
                                                            Weighted Average
Range of Exercise                 Shares Outstanding      Remaining Contractual      Weighted Average
     Prices                        at Jan. 31, 2004              Life                 Exercise Price
     ------                        ----------------              ----                 --------------
$  5.31 -$14.88                        1,325                   7.9 years                 $ 10.20
  15.32 - 23.31                          822                   5.5                         20.12
  24.56 - 37.63                          364                   4.5                         29.86
---------------                        -----                   ---------                 -------
$  5.31 -$37.63                        2,511                   6.6 years                 $ 16.29
===============                        =====                   =========                 =======

                                      OPTIONS EXERCISABLE
                          --------------------------------------------
Range of Exercise         Shares Exercisable at       Weighted Average
    Prices                   Jan. 31, 2004              Exercise Price
    ------                   -------------              --------------
$ 5.31 - $14.88                  630                        $  9.53
 15.32 -  23.31                  699                          20.37
 24.56 -  37.63                  343                          29.54
---------------                -----                        -------
$ 5.31 - $37.63                1,672                        $ 18.16
===============                =====                        =======

         The weighted average fair value of options granted was $6.91, $7.54 and $3.58 per share in fiscal 2003, 2002 and 2001, respectively. The fair value of stock options is computed as the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:

                                                    2003                     2002                   2001
                                                    ----                     ----                   ----
Risk-free interest rate                             2.9%                     3.2%                     4.3%
Expected volatility                                65.5%                    66.6%                    59.3%
Dividend yield                                      0.0%                     0.0%                     0.0%
Expected option life, standard option (years)       4.0                      4.0                  1.0 to 5.0

         In fiscal 1993, the Company adopted a Restricted Stock Plan, which provides awards of up to 200,000 shares of common stock to key employees of the Company. Plan participants are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. During fiscal 2003, 2002 and 2001, the Company issued 30,500, 117,500 and 25,000 shares, respectively, of restricted stock with a fair value as of the grant date between $11.24 and $15.32 per share in fiscal 2003, between $11.70 and $19.60 per share in fiscal 2002 and $7.30 per share in fiscal 2001. There were 135,500 shares and 142,500 shares of restricted stock outstanding at January 31, 2004 and February 1, 2003, respectively.

G. EMPLOYEE BENEFITS

         Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan for ShopKo and Pamida employees was amended in fiscal 2001 and provides for two types of company contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to 100 percent of the first three percent and 50 percent of the next two percent of compensation contributed by participating employees. Contributions were $10.7, $14.3 and $7.4 million for fiscal 2003, 2002 and 2001, respectively.

         The Company also provides certain supplemental retirement and postretirement benefits, other than pensions. Costs associated with these benefits are accrued during the employee's service period. The annual cost and accumulated benefit obligation associated with these benefits are not material.

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

         The carrying amounts and fair values of the Company's long-term obligations (excluding capital leases) at January 31, 2004 and February 1, 2003 are as follows (amounts in thousands):

                        January 31,      February 1,
                           2004             2003
                           ----             ----
Carrying amount         $ 210,106         $303,675
Fair value                216,358          299,832

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                       Fiscal Years
                                                                       ------------
                                                          2003              2002                2001
                                                          ----              ----                ----
Net sales
    ShopKo Retail                                    $   2,383,473    $    2,456,094    $    2,538,920
    Pamida Retail                                          800,615           784,093           835,015
                                                     -------------    --------------    --------------
      Total net sales                                $   3,184,088    $    3,240,187    $    3,373,935
                                                     =============    ==============    ==============

Earnings (loss) from operations
    ShopKo Retail                                    $     111,751    $      147,075    $      151,393
    Pamida Retail                                           11,894            11,256           (12,668)
    Corporate (1)                                          (21,715)          (37,685)          (23,128)
                                                     -------------    --------------    --------------
       Earnings from operations                      $     101,930    $      120,646    $      115,597
                                                     =============    ==============    ==============
Depreciation and amortization expenses
    ShopKo Retail                                    $      59,647    $       60,051    $       64,164
    Pamida Retail                                           23,079            22,641            26,693
    Corporate                                                  515               645               805
                                                     -------------    --------------    --------------
      Total depreciation and amortization expenses   $      83,241    $       83,337    $       91,662
                                                     =============    ==============    ==============
Capital expenditures
    ShopKo Retail                                    $      49,291    $       22,742    $       13,662
    Pamida Retail                                           10,092             8,073             3,485
    Corporate                                                1,049                65                51
                                                     -------------    --------------    --------------
      Total capital expenditures                     $      60,432    $       30,880    $       17,198
                                                     =============    ==============    ==============

CATEGORY SALES ANALYSIS:
ShopKo Retail
          Hardlines                                  $   1,227,164    $    1,302,926    $    1,397,252
          Softlines                                        465,031           491,918           521,310
          Retail Health                                    691,278           661,250           620,358
                                                     -------------    --------------    --------------
                    Total net sales                  $   2,383,473    $    2,456,094    $    2,538,920
                                                     =============    ==============    ==============

Pamida Retail
          Hardlines                                  $     520,230    $      523,423    $      579,080
          Softlines                                        130,150           137,201           150,822
          Retail Pharmacy                                  150,235           123,469           105,113
                                                     -------------    --------------    --------------
                    Total net sales                  $     800,615    $      784,093    $      835,015
                                                     =============    ==============    ==============

                                                  As of January 31,    As of February 1,   As of February 2,
                                                        2004                  2003               2002
                                                        ----                  ----               ----
Assets
    ShopKo Retail                                  $   1,060,986        $    1,075,964      $    1,148,847
    Pamida Retail                                        400,351               410,634             653,492
    Corporate                                             17,087                18,369              17,697
                                                   -------------        --------------      --------------
      Total assets                                 $   1,478,424        $    1,504,967      $    1,820,036
                                                   =============        ==============      ==============

(1) Included in Corporate are restructuring charges of $6.0 million in fiscal 2002.

J. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly financial information is as follows:

(In thousands, except per share data)

                                         FISCAL YEAR ENDED JANUARY 31, 2004
                                         ----------------------------------
                             First       Second        Third       Fourth           Year
                          (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)      (52 Weeks)
                          ----------   ----------   ----------   ----------      ----------
Net sales                  $707,917     $764,692     $758,543     $952,936       $3,184,088
Gross margin                182,663      201,732      191,804      241,376          817,575
Net earnings (loss)  (4)     (1,095)       7,699          964       31,552           39,120

Basic earnings
   per common share        $  (0.04)    $   0.27     $   0.03     $   1.08       $     1.35
Diluted earnings
   per common share        $  (0.04)    $   0.26     $   0.03     $   1.07       $     1.33
Weighted average
   shares - diluted          29,155       29,249       29,379       29,487           29,317

Price range per common     $  10.08     $  11.08     $  12.19     $  14.00       $    10.08
   Share (2)              -$  12.20    -$  14.23    -$  16.67    -$  17.01      -$    17.01
                          ---------    ---------    ---------    ---------      -----------

                                                  FISCAL YEAR ENDED FEBRUARY 1, 2003
                                                  ----------------------------------
                                First               Second        Third       Fourth           Year
                             (13 Weeks)           (13 Weeks)   (13 Weeks)   (13 Weeks)(3)   (52 Weeks)
                             ----------           ----------   ----------   ----------      ----------
Net sales                     $ 728,764            $783,369     $769,610    $ 958,444        $3,240,187
Gross margin                    184,925             199,467      190,903      258,005           833,300
Earnings before accounting
   change                           472               7,205          877       32,679 (3)        41,233      (3)
Net earnings (loss)            (185,580) (1)          7,205          877       32,679 (3)      (144,819)(1), (3)

Basic earnings before
   accounting change
   per common share           $    0.02            $   0.25     $   0.03    $    1.13 (3)    $     1.43       (3)
Diluted earnings before
   accounting change
   per common share           $    0.02            $   0.25     $   0.03    $    1.12 (3)    $     1.41       (3)
Weighted average
   shares - diluted              29,210              29,320       29,267       29,253            29,218

Price range per common        $   22.48            $  21.46     $  17.00    $   16.21        $    22.48
   Share (2)                 -$   12.51           -$  15.15    -$  11.00   -$   10.76       -$    10.76
                             ----------           ---------    ---------   ----------       -----------

(1) Includes cumulative effect of a change in accounting principle for goodwill of $186,052 ($6.36 per dilutive share).

(2) Price range per common share reflects the highest and lowest closing stock market prices on the New York Stock exchange during each quarter.

(3)      Includes pre-tax restructuring charge of $6.0 million.

(4) Includes increase / (decrease) of net earnings due to adoption of EITF No. 02-16 of: First Quarter - ($0.9) million, Second Quarter - ($1.6) million, Third Quarter - $0.1 million and Fourth Quarter - ($0.5) million.

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

                                               BALANCE         CHARGES
                                                 AT              TO                             BALANCE
                                              BEGINNING        COSTS &      DEDUCTIONS         AT END OF
                                               OF YEAR        EXPENSES      (ADDITIONS)           YEAR
                                              ---------       --------      -----------        ---------
Year ended February 2, 2002:
    Allowance for losses on receivables       $   2,362       $    973      $      115         $    3,220
    Inventory valuation reserves                    815          1,868             103              2,580

Year ended February 1, 2003:
    Allowance for losses on receivables       $   3,220       $    578      $    1,187         $    2,611
    Inventory valuation reserves                  2,580            582             864              2,298

Year ended January 31, 2004
    Allowance for losses on receivables       $   2,611       $    335      $      241         $    2,705
    Inventory valuation reserves                  2,298          2,257           2,298              2,257

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        ShopKo Stores, Inc. (Registrant)

Date:  April 9, 2004          By:       /S/   SAM K. DUNCAN
                                        ---------------------------------
                                         Sam K. Duncan,
                                         Chief Executive Officer, President
                                         (Duly Authorized Officer of Registrant)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

       SIGNATURE                           TITLE                              DATE
       ---------                           -----                              ----
/S/  SAM K. DUNCAN             Chief Executive Officer, President         April 9, 2004
-------------------------                 and Director
Sam K. Duncan

/S/   JEFFREY C. GIRARD            Vice Chairman, Finance and             April 9, 2004
-----------------------           Administration and Director
Jeffrey C. Girard

/S/  BRIAN W. BENDER              Senior Vice President, Chief            April 9, 2004
---------------------                  Financial Officer
Brian W. Bender

/S/  PETER J. O'DONNELL           Principal Accounting Officer            April 9, 2004
------------------------
Peter J. O'Donnell

/S/   JACK W. EUGSTER*               Chairman of the Board                April 9, 2004
--------------------------
Jack W. Eugster

/S/   DALE P. KRAMER*                       Director                      April 9, 2004
--------------------
Dale P. Kramer

/S/   MARTHA A. MCPHEE*                     Director                      April 9, 2004
-----------------------
Martha A. McPhee

/s/   JOHN G. TURNER*                       Director                      April 9, 2004
---------------------
John G. Turner

/s/   STEPHEN E. WATSON*                    Director                      April 9, 2004
------------------------
Stephen E. Watson

/S/   GREGORY H. WOLF*                      Director                      April 9, 2004
----------------------
Gregory H. Wolf

/S/   RICHARD A. ZONA*                      Director                      April 9, 2004
----------------------
Richard A. Zona

*By Steven R. Andrews pursuant to Powers of Attorney.

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-K REPORT

                                                                                     Sequential Page
Exhibit                                                                            Number In Manually
Number                             Exhibit                                           Signed Original
------                             -------                                           ---------------
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

                                                                                     Sequential Page
Exhibit                                                                            Number In Manually
Number                             Exhibit                                           Signed Original
------                             -------                                           ---------------
4.2.1    Rights Agreement Amendment, incorporated by reference to May 1998 Form
         8-K.

4.3      Loan Agreement between ShopKo Stores, Inc. and Kimco Select
         Investments, dated March 27, 2002, incorporated by reference to Exhibit
         99.1 to the Registrant's Current Report on Form 8-K dated March 27,
         2002.

4.4      Amended and Restated Loan and Security Agreement dated as of August 19,
         2003 ("Amended Secured Credit Facility"), incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the 13 weeks ended
         August 2, 2003.

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

10.8 ShopKo Senior Officers Deferred Compensation Plan, amended and restated effective August 21, 2002, incorporated by reference from the Registrant's Form 10-Q, Quarterly Report to the Securities and Exchange
         Commission for the 13 weeks ended November 2, 2002. (1)

10.9 ShopKo Directors Deferred Compensation Plan, amended and restated effective August 21, 2002, incorporated by reference to the Registrant's Form 10-Q, Quarterly Report to the Securities and Exchange
         Commission for the 13 weeks ended November 2, 2002. (1)

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

10.15 ShopKo Stores, Inc. 2001 Stock Incentive Plan, incorporated by reference to the Registrant's definitive Proxy Statement dated May 1, 2001 filed in conjunction with the Registrant's 2001 Annual Meeting of Shareholders. (1)

10.16    Form of Change of Control Severance Agreement between the Company and
         Certain Officers and Employees of the Company, incorporated by reference to the Registrant's Annual Report on Form 10-K for the 52
         weeks ended February 2, 2002. (1)

10.17 ShopKo Stores, Inc. Shared Savings Plan (2002 Restatement), formerly known as ShopKo Stores, Inc. Profit Sharing and Super Saver Plan Trust
         Agreement, incorporated by reference to the Registrant's Annual Report on Form 10-K for the 52 weeks ended February 2, 2002. (1)

10.18    Employment Agreement, dated April 9, 2002 between ShopKo Stores, Inc.
         and Jeffrey C. Girard, incorporated by reference to the Registrant's
         Quarterly Report on Form 10-Q for the 13 weeks ended May 4, 2002. (1)

10.19    Employment Agreement, dated October 28, 2002 between ShopKo Stores,
         Inc. and Sam K. Duncan, incorporated by reference to the Registrant's
         Quarterly Report on Form 10-Q for the 13 weeks ended November 2, 2002.
         (1)

14  *    ShopKo Stores, Inc. Code of Business Ethics

                                                                                     Sequential Page
Exhibit                                                                            Number In Manually
Number                             Exhibit                                           Signed Original
------                             -------                                           ---------------
21.1*    Subsidiaries of the Registrant.

23.1*    Consent of Deloitte & Touche LLP.

24.1*    Directors' Powers of Attorney.

31.1* Certification of Sam K. Duncan, Chief Executive Officer, President pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended.

31.2*    Certification of Brian W. Bender, Senior Vice President, Chief
         Financial Officer, pursuant to Rule 13a -14 (a) of the Securities
         Exchange Act of 1934, as amended.

32.1** Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350

32.2**   Statement of Brian W. Bender, Senior Vice President, Chief Financial
         Officer, pursuant to 18 U.S.C. ss. 1350

* Filed herewith

** Furnished herewith

(1) A management contract or compensatory plan or arrangement.