Form 10-Q
period 2004-05-01
SHOPKO STORES INC
filed 2004-06-10
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED MAY 1, 2004

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

N/A
-------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X         No
                                -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes    X         No
                                -----

The number of shares outstanding of each of the issuer's classes of Common Stock as of May 28, 2004 is as follows:

     Title of Each Class                       Shares Outstanding
     -------------------                       ------------------

     Common Shares                             29,364,978

     Exhibit Index                             Page 1 of Page 26
     on Page 22

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                       FOR THE 13 WEEKS ENDED MAY 1, 2004

                                      INDEX



Part I   Item 1 -- Financial Statements                                                         Page
                                                                                                ----
                   Condensed Consolidated Statements of Operations for the                        3
                   13 weeks ended May 1, 2004 and May 3, 2003

                   Condensed Consolidated Balance Sheets as of May 1,                             4
                   2004, May 3, 2003 and January 31, 2004

                   Condensed Consolidated Statements of Cash Flows for the 13                     5
                   weeks ended May 1, 2004 and May 3, 2003

                   Condensed Consolidated Statement of Shareholders'                              6
                   Equity for the 13 weeks ended May 1, 2004

                   Notes to Condensed Consolidated Financial Statements                           7-9

         Item 2 -- Management's Discussion and Analysis of Financial                              10-19
                   Condition and Results of Operations

         Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                     19

         Item 4 -- Controls and Procedures                                                        19

Part II  Item 1 -- Legal Proceedings                                                              20

         Item 5 -- Other Information                                                              20

         Item 6 -- Exhibits and Reports on Form 8-K                                               20

         Signatures                                                                               21


                         PART I -- FINANCIAL INFORMATION


ITEM 1:             FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                                FIRST QUARTER (13 WEEKS) ENDED
------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                                                       MAY 1,             MAY 3,
                                                                                        2004               2003
------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)        (UNAUDITED)
Revenues:
   Net sales                                                                         $ 735,033           $ 707,917
   Licensed department rentals and other income                                          3,096               3,047
                                                                                     ---------           ---------
                                                                                       738,129             710,964
Costs and expenses:
   Cost of sales                                                                       551,222             525,254
   Selling, general and administrative expenses                                        160,738             155,921
   Depreciation and amortization expenses                                               21,500              20,971
                                                                                     ---------           ---------
                                                                                       733,460             702,146

Earnings from operations                                                                 4,669               8,818
Interest expense                                                                         8,568              10,635
                                                                                     ---------           ---------

Loss before income taxes                                                               (3,899)             (1,817)

Income tax benefit                                                                     (1,520)               (722)
                                                                                     ---------           ---------

Net loss                                                                             $ (2,379)          $  (1,095)
                                                                                     =========           =========

Net loss per share of common stock:
   Basic and diluted:                                                                $  (0.08)          $   (0.04)
                                                                                     =========           =========


Weighted average number of common shares outstanding:
   Basic and diluted:                                                                   29,210              28,930





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS



--------------------------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                            FIRST QUARTER AS OF        FISCAL YEAR END
--------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                                                               MAY 1,          MAY 3,        JANUARY 31,
ASSETS                                                                          2004            2003            2004 *
--------------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)      (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                $     28,289      $   31,658      $     22,786
  Receivables, less allowance for losses of $2,579
  $2,689 and $2,705, respectively                                                52,951          50,627            62,808
  Merchandise inventories                                                       644,244         601,410           569,315
  Other current assets                                                           10,726          13,002            10,874
                                                                           ------------     -----------      ------------
     Total current assets                                                       736,210         696,697           665,783


Other assets and deferred charges                                                 7,660          12,540             7,584
Intangible assets, net of accumulated amortization of $11,389, $15,061           25,480          20,621            23,629
and $10,771 respectively

Property and equipment, net of accumulated
depreciation of $817,464, $742,094 and
$796,083; impairment reserve of $13,825, $16,985
and $14,032, respectively
                                                                                770,518         790,321           781,428
                                                                           ------------    ------------      ------------
     Total assets                                                          $  1,539,868    $  1,520,179      $  1,478,424
                                                                           ============    ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                                          $    117,423    $     75,707      $     82,270
  Accounts payable -- trade                                                     311,149         271,778           253,313
  Accrued compensation and related taxes                                         31,433          33,183            35,509
  Deferred taxes and other accrued liabilities                                  103,392         106,220           112,291
  Accrued income and other taxes                                                 31,794          29,544            45,543
  Current portion of long-term obligations and leases                            63,179          94,354            63,797
                                                                           ------------    ------------      ------------
    Total current liabilities                                                   658,370         610,786           592,723

Long-term obligations and leases, less current portion                          244,800         311,556           246,990
Other long-term obligations                                                      25,158          26,488            25,206
Deferred income taxes                                                            22,803          23,795            22,803


Shareholders' equity:
  Common stock                                                                      313             310               312
  Additional paid-in capital                                                    392,403         389,446           391,976
  Retained earnings                                                             236,587         198,048           238,729
  Less treasury stock                                                          (40,566)        (40,250)          (40,315)
                                                                           ------------    ------------      ------------
     Total shareholders' equity                                                 588,737         547,554           590,702
                                                                           ------------    ------------      ------------
     Total liabilities and shareholders' equity
                                                                           $  1,539,868    $  1,520,179      $  1,478,424
                                                                           ============    ============      ============



* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                        FIRST QUARTER (13 WEEKS) ENDED
----------------------------------------------------------------------------------------------------------
(In thousands)
                                                                               MAY 1,           MAY 3,
                                                                                2004             2003
----------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
Net loss                                                                     $  (2,379)       $   (1,095)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization                                           21,500            20,971
         Gain on sale of property and equipment                                   (595)             (908)
         Deferred income taxes                                                      -0-             1,882
         Change in assets and liabilities:
                 Receivables                                                      9,857           (1,118)
                 Merchandise inventories                                       (74,929)          (38,679)
                 Other current assets                                               148               743
                 Other assets                                                       431               933
                 Accounts payable                                                57,836            30,612
                 Accrued liabilities                                           (26,695)          (42,778)
                 Other long-term obligations                                       (48)                96
----------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                 (14,874)          (29,341)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Payments for property and equipment                                   (10,382)           (2,834)
         Proceeds from the sale of property and equipment                           759             1,056
         Payments for pharmacy customer lists                                   (2,470)           (1,065)
----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                 (12,093)           (2,843)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Proceeds from short-term borrowings                                     35,153            35,685
         Payments of debt and capital lease obligations                         (2,878)           (5,649)
         Sale of common stock due to exercise of stock options                      446                53
         Purchase of treasury stock                                               (251)               -0-
----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                               32,470            30,089
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              5,503           (2,095)
Cash and cash equivalents at beginning of period                                 22,786            33,753
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                 $     28,289          $ 31,658
----------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Noncash investing and financial activities --
    Capital lease obligations incurred                                     $          -          $      -
    Capital lease obligations terminated                                   $          -          $  3,989





See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          (UNAUDITED)


                                    Common Stock         Additional                       Treasury Stock               Total
                                 --------------------     Paid-in         Retained     ---------------------    -------------------
                                 Shares       Amount      Capital         Earnings     Shares       Amount      Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 31, 2004      31,225   $      312  $    391,976    $    238,729    (1,908)   $  (40,315)     29,317  $  590,702

Net loss                                                                    (2,379)                                         (2,379)

Forfeiture of restricted stock      (10)                      (117)              78                                (10)        (39)

Sales of common stock under           48            1           445                                                  48         446
     option plans

Income tax benefit related to                                    99                                                              99
     stock options

Restricted stock expense                                                        159                                             159

Purchase of treasury stock                                                                (17)         (251)       (17)       (251)
                                  --------------------------------------------------------------------------------------------------
BALANCES AT MAY 1, 2004           31,263   $      313  $    392,403    $    236,587    (1,925)   $  (40,566)     29,338  $  588,737
                                  ==================================================================================================



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.   Interim Financial Statements

The Company operates on a 52/53-week fiscal year basis. The 2004 fiscal year will end on January 29, 2005 and the 2003 fiscal year ended January 31, 2004. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of May 1, 2004 and May 3, 2003, and the results of operations and cash flows for the then ended periods.

These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's fiscal 2003 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004.

Certain prior year amounts have been reclassified to conform with the current year presentation.


B.   Restructuring Reserve

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000. All stores and the distribution center were closed and related employee terminations were made in the first quarter of fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, sixteen were disposed of in subsequent years, leaving eight remaining properties covered by the restructuring reserve as of the beginning of fiscal 2004.

During the first quarter of fiscal 2004, no additional leases were terminated or owned properties sold. As of May 1, 2004, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $14.2 million and the remaining property write-down reserve was $11.7 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses as a current liability and the remainder ($13.3 million) is recorded in other long-term obligations at May 1, 2004. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, sales of owned stores and lease terminations have been slower than anticipated, due to continuing softness in the retail real estate climate. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

Activity in the restructuring reserve (in thousands) during the first quarter of fiscal 2004:

                                                  Lease termination and
                                                 property carrying costs
                                                 -----------------------

     Balance as of January 31, 2004                         $     14,505

     Cash Payments                                                   296
                                                 -----------------------
     Balance as of May 1, 2004                              $     14,209
                                                 =======================



C.   Stock-Based Employee Compensation Plans

The Company has various stock-based employee compensation plans, which are described more fully in Note F of the Notes to Consolidated Financial Statements in the Company's fiscal 2003 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pre-tax expense related to the intrinsic value of restricted stock was $0.1 million and $0.2 million for the quarters ended May 1, 2004 and May 3, 2003 respectively.


The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options (in thousands):



                                                                                    THIRTEEN WEEK PERIOD ENDED
                                                                                 --------------------------------
                                                                                 May 1, 2004          May 3, 2003
                                                                                 -----------          -----------

Net loss as reported                                                               $ (2,379)            $ (1,095)
Add:     Stock-based employee compensation expense
         included in reported net loss net of related tax
         effects.                                                                         74                  127

Deduct:  Total stock-based employee compensation
         expense determined under fair value method
         for all option awards, net of related tax effects                             (442)                (117)
                                                                                 ----------------------------------
Pro forma net loss                                                                 $ (2,747)            $ (1,085)
                                                                                 ==================================
Net loss per share:
     Basic and diluted -- as reported                                               $ (0.08)             $ (0.04)
     Basic and diluted -- pro forma                                                 $ (0.09)             $ (0.04)


D.  Business Segment Information

The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines, and retail health services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2003 Annual Report on Form 10-K. The Company evaluates performance based on earnings from operations of the respective business segments.

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands).


                                                                   FIRST QUARTER (13 WEEKS) ENDED
                                                                  ---------------------------------
                                                                  MAY 1, 2004           MAY 3, 2003

===================================================================================================
Net sales
    ShopKo Retail                                                  $  552,799           $   530,527
    Pamida Retail                                                     182,234               177,390
---------------------------------------------------------------------------------------------------
      Total net sales                                              $  735,033           $   707,917
---------------------------------------------------------------------------------------------------
Earnings (loss) from operations
    ShopKo Retail                                                  $   13,845            $   15,852
    Pamida Retail                                                     (2,438)               (1,372)
    Corporate                                                         (6,738)               (5,662)
---------------------------------------------------------------------------------------------------
    Earnings from operations                                       $    4,669            $    8,818
===================================================================================================


The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first quarters of fiscal 2004 and fiscal 2003.


E.   Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $10.0 million as of May 1, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY:

ShopKo Stores, Inc. is a customer-driven retailer of quality goods and services in two distinct market environments. Headquartered in Green Bay, Wisconsin, the company operates 359 stores in 23 states throughout the Midwest, Western Mountain and Pacific Northwest. One hundred forty-one multi-department ShopKo stores are located in mid-sized to larger cities and 218 convenient one-stop Pamida stores provide Hometown Value to customers in smaller communities of rural America.

During the last year the Company has focused on generating positive sales growth, improving profitability, and reducing debt levels. In addition, fiscal 2004 capital expenditures are planned to increase in support of the Company's business goals and are primarily associated with store remodels, consolidation of the Omaha Distribution Centers, expanding the Company's retail health business, and improving its information technology infrastructure.

In the first quarter of fiscal 2004, consolidated sales increased 3.8 percent to $735.0 million compared with $707.9 million last year. Consolidated comparable store sales for the first quarter increased 3.9 percent. The ShopKo division's comparable store sales increased 4.2 percent due to more promotional events and advertising. For the fifth consecutive quarter, Pamida continued to build sales momentum with first quarter comparable store sales at a positive 3.3 percent, and total sales increasing 2.7 percent. The Retail Health category has become an increasing percentage of the Company's sales. In the first quarter of fiscal 2004, retail health sales made up 32.3% and 19.1% of ShopKo and Pamida retail segment sales, respectively.

Consolidated gross margin as a percent of sales was 25.0 percent compared with
25.8 percent last year. This decrease was primarily attributable to increased promotional activity in the ShopKo division, partially offset by improved shrink performance and, at the Pamida division, the comparison was affected by a first quarter fiscal 2003 reduction in inventory shrinkage provision. Otherwise, Pamida's gross margin rate in the first quarter of fiscal 2004 would have been flat compared with last year.

Consolidated selling, general and administrative expenses (SG&A) as a percent of sales for the first quarter were 21.9 percent compared with 22.0 percent last year. The decrease in SG&A as a percent of sales was primarily attributable to sales leverage.

Interest expense was $8.6 million compared with $10.6 million last year, a reduction of 19.4 percent, due primarily to lower debt levels. Debt declined by $56.2 million from the first quarter of fiscal 2003.

Net loss for the first quarter was $2.4 million compared with a net loss of $1.1 million last year. Diluted loss per share was $0.08 compared with a loss per share of $0.04 last year. The Company's increased promotional efforts generated additional customer traffic and sales, but did not deliver adequate gross margin dollars.

Capital expenditures were $10.4 million compared with $2.8 million last year. The increase was related to remodeling activity in both divisions and the Omaha distribution center expansion. Inventory levels increased by $42.8 million compared with the first quarter of last year, due in part to expanded merchandising assortments, deeper in-stock conditions at the ShopKo division's stores, and inventory investments in Pamida pharmacies. Inventory management continues to be a focus in an effort to maintain the appropriate inventory levels while maximizing sales. The ShopKo division plans to reduce its inventory during the second quarter through decreased purchases in selected departments. Accounts payable increased by a similar amount due to the higher levels of inventory and the timing of certain payments related to pharmacy payables, relative to the quarter end date.

The retail industry is highly competitive and the ShopKo division competes in most of its markets with a variety of national and regional retailers. Pamida's competition varies by market, which includes other general merchandise retailers, supermarkets, drug and specialty stores, and mail order merchants.

Generating profitable sales growth remains a Company priority. The Company expects to continue to be challenged by competitor store openings for the foreseeable future. The Company has undertaken and continues to take actions to contend with the competition and drive sales. Such actions include merchandising initiatives and advertising strategies as well as investments in remodeling and development plans, which include the addition of pharmacies to certain existing Pamida stores, the opening of new Pamida stores, and the development and opening of Shopko freestanding drug stores. While there can be no assurance that such efforts will succeed, the Company is encouraged by the positive sales growth and increased store traffic experienced in the first quarter of fiscal 2004.


The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the first quarter of fiscal 2004 and fiscal 2003 as a percentage of net sales:



                                                                          FIRST QUARTER
                                                                             (13 WEEKS)
                                                                     --------------------------
                                                                       FISCAL           FISCAL
                                                                        2004             2003
                                                                     --------------------------
Revenues:
  Net sales                                                              100.0 %          100.0 %
  Licensed department rentals and other income                             0.4              0.4
                                                                     ---------       ----------
                                                                         100.4            100.4

  Cost of sales                                                           75.0             74.2

  Gross margin                                                            25.0             25.8

  Selling, general and administrative expenses                            21.9             22.0

  Depreciation and amortization expenses                                   2.9              3.0
                                                                     ---------       ----------
                                                                          24.8             25.0

Earnings from operations                                                   0.6              1.2
Interest expense                                                           1.1              1.5
                                                                     ---------       ----------
Loss before income taxes                                                 (0.5)            (0.3)
Income tax benefit                                                       (0.2)            (0.1)
                                                                     ---------       ----------

Net loss                                                                 (0.3) %          (0.2) %
                                                                     =========       ==========


The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:



                                                                           FIRST QUARTER
                                                                             (13 WEEKS)
                                                                 -------------------------------
                                                                     FISCAL           FISCAL
                                                                      2004             2003
                                                                 -------------------------------
SHOPKO RETAIL SEGMENT
  Net sales                                                              100.0 %           100.0 %
  Licensed department rentals and other income                             0.5               0.5
                                                                 -------------      ------------
                                                                         100.5             100.5

  Cost of sales                                                           75.1              74.3

  Gross margin                                                            24.9              25.7

  Selling, general and administrative expenses                            20.1              20.4
  Depreciation and amortization expenses                                   2.8               2.8
                                                                 -------------      ------------
                                                                          22.9              23.2

Earnings from operations                                                   2.5 %             3.0 %
                                                                 =============      ============




                                                                          FIRST QUARTER
                                                                           (13 WEEKS)
                                                                 --------------------------------
                                                                     FISCAL           FISCAL
                                                                      2004             2003
                                                                 --------------------------------
PAMIDA RETAIL SEGMENT
  Net sales                                                              100.0 %           100.0 %
  Licensed department rentals and other income                             0.2               0.2
                                                                 -------------      ------------
                                                                         100.2             100.2

 Cost of sales                                                            74.6              73.9

  Gross margin                                                            25.4              26.1

  Selling, general and administrative expenses                            23.6              23.7
  Depreciation and amortization expenses                                   3.3               3.3
                                                                 -------------      ------------
                                                                          26.9              27.0

Loss from operations                                                     (1.3) %           (0.7) %
                                                                 =============      ============


NET SALES:

The following table presents the Company's consolidated net sales for the first quarter of fiscal 2004 and fiscal 2003:



                                                     FIRST QUARTER                     % INCREASE
                                                    ---------------                   ------------
                                                       (13 WEEKS)
                                                       ----------

                                               ------------------------------------------------------------
                                                  FISCAL           FISCAL
                                                   2004             2003         TOTAL **        COMP*
                                                 --------         --------       ----------      --------
                ShopKo Retail                        $ 552.8         $ 530.5            4.2%          4.2%
                Pamida Retail                          182.2           177.4            2.7%          3.3%
                                               ------------------------------------------------------------
                Consolidated                         $ 735.0         $ 707.9            3.8%          3.9%
                                               ============================================================


          * Comparable store sales represent sales of those stores open during both fiscal years and do not include sales from the ShopKo wholesale optical lab.
         ** Pamida division reflects sales from seven locations which were closed in fiscal 2003 and not replaced. Two new Pamida locations were opened in fiscal year 2003.


The 4.2 percent increase in ShopKo comparable store sales during the first quarter was primarily the result of increased promotional efforts (including additional events and advertising as well as aggressive pricing on traffic-driving consumables), and merchandising initiatives instituted in prior quarters. Changes in ShopKo comparable store sales in the first quarter of fiscal 2004 by category were as follows: Hardlines/Home, 5.8%; Softlines, 3.5%; and Retail Health, 2.1%. The 3.3 percent increase in Pamida comparable store sales was driven by increased pharmacy sales due mostly to purchases of customer pharmacy files into existing pharmacies. Changes in Pamida comparable store sales in the first quarter of fiscal 2004 by category were as follows: Pharmacy, 23.8%; Hardlines, 0.4%; and Softlines, (8.8)%.

The Company's store activity is summarized below:



                                                            13 Weeks Ended
                                                       ----------------------     Year Ended
                                                          May 1,      May 3,      January 31,
                                                           2004        2003           2004
                                                           ----        ----           ----
     SHOPKO STORES
          Beginning number of stores                           141         141               141
          Openings                                               0           0                 0
          Closings                                               0           0                 0
                                                       ------------------------------------------
          Ending number of stores                              141         141               141
                                                       ==========================================
     PAMIDA STORES
          Beginning number of stores                           218         223               223
          Openings                                               0           0                 2
          Closings                                               0           1                 7
                                                       ------------------------------------------
          Ending number of stores                              218         222               218
                                                       ==========================================


During the quarter, the Company decided not to renew a lease of a ShopKo store in Nevada which will be closed during the second quarter. The Company does not currently intend to replace the store.

GROSS MARGIN:

Consolidated gross margin dollars increased 0.5 percent to $183.8 million in the first quarter of fiscal 2004 from $182.7 million for the same period last year. Consolidated gross margin, as a percent of net sales for the first quarter of fiscal 2004, was 25.0 percent compared with 25.8 percent for the same period last year. The Company experienced compressed merchandise margins attributable to heavier promotions in the ShopKo division.

ShopKo's gross margin dollars increased 0.8 percent to $137.6 million in the first quarter of fiscal 2004 from $136.4 million for the same period last year. ShopKo's gross margin, as a percent of net sales was 24.9 percent compared with
25.7 percent for the same period last year. The percent decrease was primarily due to increased promotional activity (104 basis points), partially offset by reduced shrink expense (28 basis points). Pamida's gross margin dollars was basically unchanged at $46.2 million in the first quarter of fiscal 2004 compared with the same period last year. But as a percent of sales, Pamida's gross margin was 25.4 percent in the first quarter of fiscal 2004 compared with
26.1 percent for the same period last year. The decrease was primarily due to a reduction in inventory shrinkage provision in the first quarter of fiscal 2003.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended May 1, 2004 and May 3, 2003. There was no difference between the LIFO and FIFO cost methods at May 1, 2004, May 3, 2003 and January 31, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative dollars increased but expenses as a percent of net sales for the first quarter of fiscal 2004 were 21.9 percent compared with 22.0 percent last year. The rate improvement was primarily attributable to sales increasing at a faster rate than the increase in expense dollars.

ShopKo's selling, general and administrative expenses as a percent of net sales for the first quarter of fiscal 2004 were 20.1 percent compared with 20.4 percent last year. The rate improvement was attributable to increased sales and disciplined store expense management. Pamida's selling, general and administrative expenses for the first quarter of fiscal 2004 were 23.6 percent of net sales compared with 23.7 percent for the first quarter last year due to sales leveraging.




DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses were $21.5 million for the first quarter of fiscal 2004 compared with $21.0 million for the same period last year.


INTEREST EXPENSE:

Interest expense for the first quarter of the fiscal year decreased 19.4 percent to $8.6 million when compared with the same period in the prior fiscal year. The $2.1 million decrease was primarily due to a $56.2 million reduction in debt levels compared to the prior year.


INCOME TAXES:

The Company's effective tax rate for the first quarter of fiscal 2004 was 39.0 percent compared with 39.7 percent for the first quarter of fiscal 2003.


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



     Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and the distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, sixteen were disposed of in subsequent years, leaving eight remaining properties covered by the restructuring reserve as of the beginning of fiscal 2004. During the first quarter of fiscal 2004, no additional leases were terminated or owned properties were sold.


The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and actively market closed stores for sale. However, sales of owned stores and lease terminations have been slower than anticipated and accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the disposition of the real estate and termination of the leases.

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

     Stock Based Compensation. As discussed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company follows Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees", which does not require recognition of expense for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant.

The Financial Accounting Standards Board has released an Exposure Draft, "Share-Based Payment -- An Amendment to FASB Statements No. 123 and 95", which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statement of operations. The comment period ends June 30, 2004. The effective date for this statement would be fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact on the first quarter of fiscal 2004 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" in Note C to the unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash used in operating activities was $14.9 million for the first quarter of fiscal 2004 compared with cash used in operating activities of $29.3 million for the same period last year. The change in cash used in operating activities in comparison to the first quarter of fiscal 2003 was primarily due to a $16.1 million change in accrued liabilities from the respective year-end balances. The decline was primarily due to reduced accrued compensation and income tax liabilities. The Company finances a significant portion of its operations through vendor financing. As of May 1, 2004, accounts payable totaled $311.1 million, an increase of $39.4 million compared with last year due to the higher levels of inventory and the timing of payments related to certain pharmacy payables, relative to the quarter end date. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of May 1, 2004, the Company had $209.0 million of long-term debt outstanding, consisting of $155.3 million of Senior Unsecured Notes and approximately $53.7 million of long-term notes payable. The Senior Unsecured Notes have maturity dates in November 2004 and March 2022, with approximately $55.3 million in principal amount of the Senior Unsecured Notes maturing November 2004. A more detailed description of these notes is contained in Note D of the Notes to Consolidated Financial Statements in the Company's fiscal 2003 Annual Report on Form 10-K. Subject to certain limitations set forth in our Amended Secured Credit Facility (described below), proceeds of the Facility or funds from other sources may be used to retire or repurchase Senior Unsecured Notes. The Company anticipates funding the retirement of the notes due November 2004 through a combination of operating cash flow and available borrowing capacity under the Amended Secured Credit Facility. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition to the Senior Unsecured Notes, the Company had $117.4 million outstanding under its Amended Secured Credit Facility at the end of the first quarter of fiscal 2004 compared with $75.7 million outstanding at the end of the first quarter of fiscal 2003. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility. The company had $301.3 million in availability at the end of the first quarter.

The Amended Secured Credit Facility terminates August 19, 2007, and limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of May 1, 2004 and for the first quarter of fiscal 2004, the Company was in compliance with all covenants in the Amended Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of May 1, 2004 (in thousands):



CONTRACTUAL OBLIGATIONS (1)                                            Less than 1                                       After
                                                      Total                year        2-3 years       4-5 years        5 years
                                                    ------------       -----------     -----------     -----------      ----------
Long-Term Debt                                          $209,033           $57,670          $5,924          $3,010        $142,429
Capital Lease Obligations (2)                             98,946             6,170          12,218          12,645          67,913
Operating Leases (3)                                     196,488            19,619          35,431          31,938         109,500
Total Contractual Cash Obligations                       504,467            83,459          53,573          47,593         319,842



         (1) The schedule excludes obligations of $117.4 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $9.6 million of outstanding documentary letters of credit as of May 1, 2004.
         (2) Capital lease obligations represent the total minimum future obligations, net of $73.8 million of interest.
         (3) Operating leases are the aggregate future payments for operating leases as of May 1, 2004, including closed stores.

The Company believes that the Amended Secured Credit Facility, and expected cash from operations together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2004. However, if the Company's operating results were to deteriorate significantly for any reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems, which would materially adversely affect its results of operations and financial condition. Furthermore, as described above, the Company has debt obligations maturing in November 2004. While the Company believes it will have sufficient liquidity to retire this debt obligation as it matures, there can be no assurance that the Company will be able to retire or refinance this obligation. If the Company cannot retire or refinance this obligation as it matures, the Company's results of operations and financial condition will be materially adversely affected.

The Company spent $10.4 million in the first quarter of fiscal 2004 on capital expenditures compared with $2.8 million in the first quarter of fiscal 2003. The increase is related to remodeling activity in both divisions and the Omaha distribution center expansion. The Company's total capital expenditures for the fiscal year ending January 29, 2005 are anticipated to be up to $100.0 million, which is within the restrictions on capital expenditures in the Amended Secured Credit Facility. The planned capital expenditures include investments in technology infrastructure and merchandise initiatives, expansion of the ShopKo distribution center in Omaha, Nebraska to accommodate the consolidation of the Pamida distribution operations also located in Omaha into one automated facility serving both divisions, 10 ShopKo and approximately 50 Pamida store remodels, six new Pamida stores, and up to three ShopKo freestanding drug stores. The plans also call for up to 11 additional pharmacies in Pamida stores.


INFLATION:

Inflation has had only a minor effect on the results of operations of the Company and its internal and external sources of liquidity. The recent increases in fuel costs have not significantly impacted the Company's expenses, but further increases could adversely impact the Company's distribution and freight expenses, as well as raise the purchase price of petroleum based merchandise items. To the extent inflation results in changes in interest rates, the Company's future interest expense will be affected. At this time, the Company is not anticipating a significant financial impact on the fiscal 2004 results of operation due to inflation.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS:

Certain statements contained in Item 2, "Management's Discussion and Analysis" and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private

Securities Litigation Reform Act of 1995. These statements discuss, among other things, expected growth, future revenues, product development, debt reduction, capital expenditures and deployment plans and future operating and financial performance. The forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in such forward-looking statements. These risks and uncertainties include, but are not limited to: 1.) the impact of accounting pronouncements as described herein; and 2.) the following which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations -- most notably the highly seasonal nature of the business; g.) competition; h.) U.S. and international political unrest and extended economic slow down; i.) general economic conditions and weather; j.) smooth functioning distribution network; k.) labor conditions; l.) anti-takeover provisions in the Company's organization documents; m.); pending or future changes in laws or regulations and n.) pending or future litigation. These and other risks and uncertainties as may be indicated in subsequent filings with the Securities and Exchange Commission, are incorporated herein by reference. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which may, or may not come to fruition. In addition, the Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information as to the Company's Quantitative and Qualitative Disclosures about Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2003.



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

(b)      Changes in Internal Control

         There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

During fiscal 2001, alleged shareholders of the Company filed purported class action securities lawsuits against the Company and its then chief executive officer containing substantially identical claims in the Federal District Court for the Eastern District of Wisconsin. The suits were consolidated into one action (In Re ShopKo's Securities Litigation No. 01-C-1034 (E.D. Wis.)). The action alleges the Company and its former chief executive officer, William Podany, made various misrepresentations and omissions in public disclosures concerning the Company between August 10, 2000 and November 9, 2000.

The parties have agreed to a settlement of this matter. The settlement is pending court approval. Settlement of the matter will not be material to the Company's results of operations.


ITEM 5:          OTHER INFORMATION

During the first quarter, the Audit Committee of the Board of Directors of the Company approved the following audit and non-audit services performed or to be performed for us by our independent accountants, Deloitte & Touche LLP: (1) accounting and audit-related services, including auditing our fiscal 2004 financial statements to be included in our Annual Report on Form 10-K and reviewing our quarterly financial statements to be included in our Quarterly Reports on Form 10-Q, (2) tax consulting and tax compliance services and (3) other audit and compliance services related to employee benefit plans.


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

                           32.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350.

                           32.2 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

         (b)      Reports on Form 8-K.

         The Company furnished one Current Report on Form 8-K during the first quarter of fiscal 2004 as follows:


                  1) Form 8-K with respect to Items 7 and 12 dated March 11, 2004, providing a press release containing its financial results for the quarter and fiscal year ended January 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SHOPKO STORES, INC. (Registrant)


Date:    June 10, 2004           By:      /s/ Sam K. Duncan
                                          -----------------
                                 Sam K. Duncan
                                 Chief Executive Officer, President
                                 (Duly Authorized Officer of Registrant)


Date:    June 10, 2004           By:       /s/ Brian W. Bender
                                          --------------------------------------
                                 Brian W. Bender
                                 Senior Vice President, Chief Financial Officer
                                 (Principal Financial Officer and Duly
                                 Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT



Exhibit
Number                                      Exhibit
-------                                     -------


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