Form 10-Q
period 2004-07-31
SHOPKO STORES INC
filed 2004-09-10
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

             FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED JULY 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________________ to ____________________

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

                         Yes    [X]         No    [ ]

The number of shares outstanding of each of the issuer's classes of Common Stock as of September 3, 2004 is as follows:

     Title of Each Class                         Shares Outstanding

     Common Shares                               29,446,358

     Exhibit Index                               Page 1 of Page 44
     on Page 26

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                FOR THE 13 WEEKS and 26 WEEKS ENDED JULY 31, 2004

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I   Item 1 - Financial Statements

                  Condensed Consolidated Statements of Operations for the
                  13 weeks ended July 31, 2004 and August 2, 2003                                 3

                  Condensed Consolidated Statements of Operations for the
                  26 weeks ended July 31, 2004 and August 2, 2003                                 4

                  Condensed Consolidated Balance Sheets as of July 31,
                  2004, August 2, 2003 and January 31, 2004                                       5

                  Condensed Consolidated Statements of Cash Flows for
                  the 26 weeks ended July 31, 2004 and August 2, 2003                             6

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the 26 weeks ended July 31, 2004                                     7

                  Notes to Condensed Consolidated Financial Statements                         8-10

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         11-21

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                     21

         Item 4 - Controls and Procedures                                                     21-22

Part II  Item 1 - Legal Proceedings                                                              23

         Item 4 - Submission of Matters to a Vote of Security Holders                         23-24

         Item 6 - Exhibits and Reports on Form 8-K                                            24-25

         Signatures                                                                              25

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES                 SECOND QUARTER (13 WEEKS)
                                                               ENDED
                                                        JULY 31,   AUGUST 2,
                                                          2004       2003
                                                          ----       ----
(In thousands, except per share data)                 (UNAUDITED) (UNAUDITED)
Revenues:
   Net sales                                            $775,576   $764,692
   Licensed department rentals and other income            3,254      3,240
                                                        --------   --------
                                                         778,830    767,932
Costs and expenses:
   Cost of sales                                         572,282    562,960
   Selling, general and administrative expenses          163,208    161,010
   Depreciation and amortization expenses                 21,157     20,608
                                                        --------   --------
                                                         756,647    744,578

Earnings from operations                                  22,183     23,354
Interest expense                                           8,577     10,581
                                                        --------   --------

Income before income taxes                                13,606     12,773

Income tax provision                                       5,306      5,074
                                                        --------   --------

Net income                                              $  8,300   $  7,699
                                                        ========   ========

Net income per share of common stock:
   Basic                                                $   0.28   $   0.27
                                                        ========   ========

   Diluted                                              $   0.28   $   0.26
                                                        ========   ========

Weighted average number of common shares outstanding:
    Basic                                                 29,291     28,975
    Diluted                                               29,514     29,249

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES                     YEAR TO DATE (26 WEEKS)
                                                                 ENDED
                                                         JULY 31,     AUGUST 2,
                                                           2004         2003
                                                           ----         ----
(In thousands, except per share data)                   (UNAUDITED)  (UNAUDITED)
Revenues:
   Net sales                                            $1,510,609   $1,472,609
   Licensed department rentals and other income              6,349        6,287
                                                        ----------   ----------
                                                         1,516,958    1,478,896

Costs and expenses:
   Cost of sales                                         1,123,504    1,088,214
   Selling, general and administrative expenses            323,946      316,931
   Depreciation and amortization expenses                   42,658       41,579
                                                        ----------   ----------
                                                         1,490,108    1,446,724

Earnings from operations                                    26,850       32,172
Interest expense                                            17,145       21,216
                                                        ----------   ----------

Income before income taxes                                   9,705       10,956

Income tax provision                                         3,786        4,352
                                                        ----------   ----------

Net income                                              $    5,919   $    6,604
                                                        ==========   ==========

Net income per share of common stock:
   Basic                                                $     0.20   $     0.23
                                                        ==========   ==========

   Diluted                                              $     0.20   $     0.23
                                                        ==========   ==========

Weighted average number of common shares outstanding:
   Basic                                                    29,251       28,953

   Diluted                                                  29,491       29,202

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SHOPKO STORES, INC. AND SUBSIDIARIES                                        SECOND QUARTER AS OF     FISCAL YEAR END
                                                                          JULY 31,       AUGUST 2,     JANUARY 31,
                                                                            2004            2003          2004 *
                                                                            ----            ----          ------
(In thousands)                                                           (UNAUDITED)    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                              $    32,819    $    36,507    $    22,786
  Receivables, less allowance for losses of $2,464
  $2,749 and $2,705, respectively                                             51,714         48,744         62,808
  Merchandise inventories                                                    613,364        585,141        569,315
  Other current assets
                                                                               9,595         11,528         10,874
                                                                         -----------    -----------    -----------
     Total current assets                                                    707,493        681,920        665,783

Other assets and deferred charges                                              7,697         10,970          7,584
Intangible assets, net of accumulated amortization of $12,551, $15,438        25,985         20,389         23,629
and $10,771 respectively

Property and equipment, net of accumulated
depreciation of $831,294, $758,679 and
$796,083; impairment reserve of $8,005, $16,943
and $14,032, respectively
                                                                             761,827        780,651        781,428
                                                                         -----------    -----------    -----------
     Total assets                                                        $ 1,503,001    $ 1,493,930    $ 1,478,424
                                                                         ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                        $   118,825    $    53,159    $    82,270
  Accounts payable - trade                                                   260,010        250,988        253,313
  Accrued compensation and related taxes                                      35,920         38,648         35,509
  Deferred taxes and other accrued liabilities                               102,028        107,692        112,291
  Accrued income and other taxes                                              36,744         34,542         45,543
  Current portion of long-term obligations and leases                         62,473         94,343         63,797
                                                                         -----------    -----------    -----------
    Total current liabilities                                                616,000        579,372        592,723

Long-term obligations and leases, less current portion                       242,876        309,214        246,990
Other long-term obligations                                                   23,740         26,306         25,206
Deferred income taxes                                                         22,803         23,201         22,803

Shareholders' equity:
  Common stock                                                                   313            310            312
  Additional paid-in capital                                                 392,871        389,943        391,976
  Retained earnings                                                          244,964        205,834        238,729
  Less treasury stock
                                                                             (40,566)       (40,250)       (40,315)
                                                                         -----------    -----------    -----------
     Total shareholders' equity                                              597,582        555,837        590,702
                                                                         -----------    -----------    -----------
     Total liabilities and shareholders' equity                          $ 1,503,001    $ 1,493,930    $ 1,478,424
                                                                         ===========    ===========    ===========

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SHOPKO STORES, INC. AND SUBSIDIARIES                               YEAR TO DATE (26 WEEKS) ENDED
                                                                      JULY 31,    AUGUST 2,
(In thousands)                                                          2004        2003
                                                                    (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
Net income                                                            $  5,919    $  6,604
Adjustments to reconcile net income to net
  cash used in operating activities:
         Depreciation and amortization                                  42,658      41,579
         Impairment charges                                                704           0
         Gain on sale of property and equipment                         (2,733)     (2,007)
         Deferred income taxes                                             -0-         187
         Change in assets and liabilities:
                 Receivables                                            11,094         765
                 Merchandise inventories                               (44,049)    (22,410)
                 Other current assets                                    1,279       2,217
                 Other assets                                              786       1,882
                 Accounts payable                                        6,697       9,822
                 Accrued liabilities                                   (18,548)    (27,940)
                 Other long-term obligations                            (1,466)       (513)
                                                                      --------    --------
                Net cash provided in operating activities                2,341      10,186
                                                                      --------    --------

Cash flows from investing activities:
         Payments for property and equipment                           (31,416)    (13,978)
         Proceeds from the sale of property and equipment               11,171       2,540
         Payments for pharmacy customer lists                           (3,630)     (1,901)
                                                                      --------    --------
         Net cash used in investing activities                         (23,875)    (13,339)
                                                                      --------    --------

Cash flows from financing activities:
         Proceeds from short-term borrowings                            36,555      13,137
         Payments of debt and capital lease obligations                 (5,576)     (7,593)
         Sale of common stock due to exercise of stock options             839         363
         Purchase of treasury stock                                       (251)        -0-
                                                                      --------    --------
         Net cash provided by financing activities                      31,567       5,907
                                                                      --------    --------

Net increase in cash and cash equivalents                               10,033       2,754
Cash and cash equivalents at beginning of period                        22,786      33,753

Cash and cash equivalents at end of period                            $ 32,819    $ 36,507
                                                                      --------    --------

Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                                $      -    $      -

    Capital lease obligations terminated                              $      -    $  3,989

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SHOPKO STORES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                            Common Stock       Additional                   Treasury Stock             Total
                                          ----------------      Paid-in      Retained    --------------------    ------------------
(In thousands)                            Shares    Amount      Capital      Earnings    Shares      Amount      Shares     Amount
--------------                            ------    ------      -------      --------    ------      ------      ------     ------
BALANCES AT JANUARY 31, 2004              31,225   $   312     $ 391,976    $ 238,729    (1,908)   $  (40,315)   29,317   $ 590,702

Net income                                                                      5,919                                         5,919

Forfeiture of restricted stock               (10)                   (117)          78                               (10)        (39)

Sales of common stock under
     option plans                             92         1           838                                             92         839

Income tax benefit related to
     stock options                                                   174                                                        174

Restricted stock expense                                                          238                                           238

Purchase of treasury stock                                                                  (17)         (251)      (17)       (251)
                                          ------   -------     ---------    ---------    ------    ----------    ------   ---------
BALANCES AT July 31, 2004                 31,307   $   313     $ 392,871    $ 244,964    (1,925)   $  (40,566)   29,382   $ 597,582
                                          ======   =======     =========    =========    ======    ==========    ======   =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Interim Financial Statements

The Company operates on a 52/53-week fiscal year basis. The 2004 fiscal year will end on January 29, 2005 and the 2003 fiscal year ended January 31, 2004. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of July 31, 2004 and August 2, 2003, and the results of operations and cash flows for the then ended periods.

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

During the first half of fiscal 2004, the Company sold two owned reserve properties and no additional leases were terminated. The Company has signed contracts to sell the remaining two owned reserve properties in the third quarter of fiscal 2004. If the sales occur, the net proceeds will be less than previously anticipated. Thus, an additional charge of $0.7 million was recorded to increase the property write-down reserve. As of July 31, 2004, the remaining property write-down reserve was $6.5 million and the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $13.9 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses as a current liability and the remainder ($12.4 million) is recorded in other long-term obligations at July 31, 2004. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords. However, lease terminations have been slower than anticipated. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The

Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the termination of the leases.

Activity in the restructuring reserve (in thousands) during the first half of fiscal 2004:

                                            Lease termination and
                                           property carrying costs
                                           -----------------------
Balance as of January 31, 2004                      $14,505

Cash Payments                                           615
                                                    -------
Balance as of July 31, 2004                         $13,890
                                                    =======

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

The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options (in thousands):

                                                                           SECOND QUARTER                     YEAR TO DATE
                                                                          (13 WEEKS) ENDED                  (26 WEEKS) ENDED
                                                                      ------------------------           -----------------------
                                                                      July 31,       August 2,           July 31,      August 2,
                                                                      --------       ---------           --------      ---------
                                                                        2004           2003                2004           2003
                                                                        ----           ----                ----           ----
Net income as reported                                                 $8,300         $7,699              $5,919         $6,604
Add:     Stock-based employee compensation expense included
         in reported net income, net of related tax
         effects                                                          121            123                 195            250
Deduct:  Total stock-based employee compensation expense
         determined under fair value method for all option
         awards, net of related tax effects                            (1,074)          (416)             (1,515)          (533)
                                                                       ------         ------              ------         ------

Pro forma net income                                                   $7,347         $7,406              $4,599         $6,321
                                                                       ======         ======              ======         ======

Net income per share:
     Basic - as reported                                               $ 0.28         $ 0.27              $ 0.20         $ 0.23
     Basic - pro forma                                                 $ 0.25         $ 0.26              $ 0.16         $ 0.22

     Diluted - as reported                                             $ 0.28         $ 0.26              $ 0.20         $ 0.23
     Diluted - pro forma                                               $ 0.25         $ 0.25              $ 0.16         $ 0.22

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

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                          SECOND QUARTER (13 WEEKS) ENDED            YEAR TO DATE (26 WEEKS) ENDED
                                       ------------------------------------        ---------------------------------
                                       JULY 31, 2004         AUGUST 2, 2003        JULY 31, 2004      AUGUST 2, 2003
Net sales
    ShopKo Retail                       $  568,801             $  558,810           $ 1,121,600        $  1,089,337
    Pamida Retail                          206,775                205,882               389,009             383,272
                                        ----------             ----------           -----------        ------------
      Total net sales                   $  775,576             $  764,692           $ 1,510,609        $  1,472,609
                                        ----------             ----------           -----------        ------------

Earnings from operations
    ShopKo Retail                       $   23,314             $   24,858           $    37,159        $     40,671
    Pamida Retail                            6,166                  6,304                 3,728               4,932
    Corporate                               (7,297)                (7,808)              (14,037)            (13,431)
                                        ----------             ----------           -----------        ------------
    Earnings from operations            $   22,183             $   23,354           $    26,850        $     32,172
                                        ----------             ----------           -----------        ------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the second quarter and first half of fiscal 2004 and fiscal 2003.

E. Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $9.9 million as of July 31, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY:

ShopKo Stores, Inc. is a customer-driven retailer of quality goods and services in two distinct market environments. Headquartered in Green Bay, Wisconsin, the company operates 357 stores in 23 states throughout the Midwest, Western Mountain and Pacific Northwest. One hundred forty multi-department ShopKo stores are located in mid-sized to larger cities and 217 convenient one-stop Pamida stores provide Hometown Value to customers in smaller communities of rural America.

The Company remains focused on generating positive sales growth, improving profitability, and reducing debt levels. In addition, fiscal year 2004 capital expenditures are planned to increase in support of the Company's business goals and are primarily associated with store remodels, consolidation of the Omaha Distribution Centers, expanding the Company's retail health business, and improving its information technology infrastructure.

In the second quarter of fiscal 2004, consolidated sales increased 1.4 percent to $775.6 million compared with $764.7 million last year. Consolidated comparable store sales for the second quarter increased 1.7 percent. The ShopKo division's comparable store sales increased 2.1 percent primarily due to a 3.2 percent increase in the home/hardlines category, as well as increased promotional sales efforts. For the sixth consecutive quarter, Pamida had positive comparable store sales. For the second quarter of fiscal 2004, comparable store sales increased 0.7 percent, primarily due to a significant increase in the retail health category, partially offset by declines in general merchandise sales.

In the first half of fiscal 2004, consolidated sales increased 2.6 percent to $1,510.6 million compared with $1,472.6 million last year. Consolidated comparable store sales increased 2.8 percent. The ShopKo division's comparable store sales increased 3.1 percent primarily due to a 4.4 percent increase in the home/hardlines category, as well as increased promotional sales efforts. Pamida comparable store sales increased 1.9 percent, primarily due to a significant increase in the retail health category, partially offset by declines in general merchandise sales.

The retail health category has become an increasing percentage of the Company's sales. In the second quarter of fiscal 2004, retail health sales made up 30.3 percent and 21.2 percent of ShopKo and Pamida retail segment sales, respectively. In the first half of fiscal 2004, retail health sales made up 31.0 percent and 22.1 percent of ShopKo and Pamida segment sales, respectively.

Consolidated gross margin as a percent of net sales was 26.2 percent for the second quarter compared with 26.4 percent last year. In the first half of fiscal 2004, gross margin as a percent of net sales was 25.6 percent compared with 26.1 percent last year. The decrease in gross margin as a percent of net sales for the second quarter and first half of fiscal 2004 was primarily attributable to increased promotional sales mix in the ShopKo division.

Consolidated selling, general and administrative expenses (SG&A) as a percent of net sales for the second quarter were 21.0 percent compared with 21.1 percent last year. In the first half of fiscal 2004, SG&A as a percent of net sales were
21.4 percent compared with 21.5 percent last year. The slight decrease in SG&A as a percent of net sales for the second quarter and first half of fiscal 2004 was primarily attributable to sales leveraging, partially offset by increased payroll expenses.

Interest expense for the second quarter of the fiscal 2004 decreased 18.9 percent to $8.6 million and decreased 19.2 percent to $17.1 million for the first half of fiscal 2004 primarily due to lower debt balances.

Net income for the second quarter was $8.3 million compared with $7.7 million last year. Diluted income per share was $0.28 compared with $0.26 last year. In the first half of fiscal 2004, net income was $5.9 million compared with $6.6 million last year. Diluted income per share was $0.20 compared with $0.23 last year. Although the Company's increased promotional efforts generated additional customer traffic and sales, these efforts had a negative impact on gross margin dollars which contributed to the decline in net income.

Capital expenditures for the second quarter of fiscal 2004 were $21.0 million compared with $11.1 million last year. In the first half of fiscal 2004, capital expenditures were $31.4 million compared with $14.0 million last year. The increase in the second quarter and first half of fiscal 2004 capital expenditures are related to the completion of the Omaha distribution center expansion and the remodeling activity in both divisions. Service to the stores was maintained during the expansion and consolidation of the Omaha distribution center which is now complete.

During the second quarter of fiscal 2004, inventory levels increased by $28.2 million, or 4.8 percent, compared with the second quarter of last year, principally due to expanded merchandising assortments and deeper in-stock levels to support the merchandising and sales growth initiatives, as well as planned extended selling seasons for seasonal goods. Inventory management continues to be a focus in an effort to maintain the appropriate inventory levels while maximizing sales and inventory turnover.

The retail industry is highly competitive and the ShopKo division competes in most of its markets with a variety of national and regional retailers. Pamida's competition varies by market, which includes other general merchandise retailers, supermarkets, drug and specialty stores, and mail order merchants.

The Company continues to focus on achieving profitable sales growth through a mix of promotional sales strategies and gross margin improvement initiatives. The Company expects to continue to be challenged by competitor store openings for the foreseeable future. The Company has undertaken and continues to take actions to contend with the competition and to increase sales. Such actions include merchandising initiatives and advertising strategies as well as investments in remodeling and development plans, which include the addition of pharmacies to certain existing Pamida stores, the opening of new Pamida stores, and the development and opening of Shopko freestanding drug stores. While there can be no assurance that such efforts will succeed, the Company is encouraged by the positive sales growth and increased store traffic experienced in the first half of fiscal 2004.

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the second quarter and year to date of fiscal 2004 and fiscal 2003 as a percentage of net sales:

                                                                   SECOND QUARTER                YEAR TO DATE
                                                                     (13 WEEKS)                   (26 WEEKS)
                                                                --------------------          -------------------
                                                                FISCAL        FISCAL          FISCAL       FISCAL
                                                                 2004          2003            2004         2003
                                                                 ----          ----            ----         ----
Revenues:
  Net sales                                                     100.0%        100.0%          100.0%       100.0%
  Licensed department rentals and other income                    0.4           0.4             0.4          0.4
                                                                -----         -----           -----        -----
                                                                100.4         100.4           100.4        100.4

  Cost of sales                                                  73.8          73.6            74.4         73.9

  Gross margin                                                   26.2          26.4            25.6         26.1

  Selling, general and administrative expenses                   21.0          21.1            21.4         21.5

  Depreciation and amortization expenses                          2.7           2.7             2.8          2.8
                                                                -----         -----           -----        -----
                                                                 23.7          23.8            24.2         24.3

Earnings from operations                                          2.9           3.1             1.8          2.2
Interest expense                                                  1.1           1.4             1.1          1.4
                                                                -----         -----           -----        -----

Earnings before income taxes                                      1.8           1.7             0.7          0.7
Income tax provision                                              0.7           0.7             0.3          0.3
                                                                -----         -----           -----        -----

Net income                                                        1.1%          0.9%            0.4%         0.5%
                                                                =====         =====           =====        =====

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:

                                                                   SECOND QUARTER                YEAR TO DATE
                                                                     (13 WEEKS)                   (26 WEEKS)
                                                                --------------------          -------------------
                                                                FISCAL        FISCAL          FISCAL       FISCAL
                                                                 2004          2003            2004         2003
                                                                -----         -----           -----        -----
SHOPKO RETAIL SEGMENT
  Net sales                                                     100.0%        100.0%          100.0%       100.0%
  Licensed department rentals and other income                    0.5           0.5             0.5          0.5
                                                                -----         -----           -----        -----
                                                                100.5         100.5           100.5        100.5

  Cost of sales                                                  74.0          73.6            74.5         74.0

  Gross margin                                                   26.0          26.4            25.5         26.0

  Selling, general and administrative expenses                   19.8          19.8            19.9         20.1
  Depreciation and amortization expenses                          2.7           2.6             2.7          2.7
                                                                -----         -----           -----        -----
                                                                 22.5          22.4            22.6         22.8

Earnings from operations                                          4.0%          4.5%            3.4%         3.7%
                                                                =====         =====           =====        =====

                                                                   SECOND QUARTER                YEAR TO DATE
                                                                     (13 WEEKS)                   (26 WEEKS)
                                                                --------------------          -------------------
                                                                FISCAL        FISCAL          FISCAL       FISCAL
                                                                 2004          2003            2004         2003
                                                                 ----          ----            ----         ----
PAMIDA RETAIL SEGMENT
  Net sales                                                     100.0%        100.0%          100.0%       100.0%
  Licensed department rentals and other income                    0.2           0.2             0.2          0.2
                                                                -----         -----           -----        -----
                                                                100.2         100.2           100.2        100.2

 Cost of sales                                                   73.3          73.5            73.9         73.7

  Gross margin                                                   26.7          26.5            26.1         26.3

  Selling, general and administrative expenses                   21.1          20.8            22.2         22.1
  Depreciation and amortization expenses                          2.8           2.8             3.1          3.0
                                                                -----         -----           -----        -----
                                                                 23.9          23.6            25.3         25.1

Income from operations                                            3.0%          3.1%            1.0%         1.4%
                                                                =====         =====           =====        =====

NET SALES:

The following table presents the Company's consolidated net sales for the second quarter and year to date of fiscal 2004 and fiscal 2003:

                                          SECOND QUARTER
                                            (13 WEEKS)                     % INCREASE
                                     -----------------------          ---------------------
                                      FISCAL          FISCAL
                                       2004            2003           TOTAL **        COMP*
                                       ----            ----           --------        -----
ShopKo Retail                        $ 568.8         $ 558.8            1.8%          2.1%
Pamida Retail                          206.8           205.9            0.4%          0.7%
                                     -------         -------            ---           ---
Consolidated                         $ 775.6         $ 764.7            1.4%          1.7%
                                     =======         =======            ===           ===

                                         YEAR TO DATE
                                           (26 WEEKS)                      % INCREASE
                                    ------------------------          ---------------------
                                     FISCAL          FISCAL
                                      2004            2003            TOTAL **        COMP*
                                      ----            ----            --------        -----
ShopKo Retail                       $1,121.6       $ 1,089.3            3.0%          3.1%
Pamida Retail                          389.0           383.3            1.5%          1.9%
                                    --------       ---------            ---           ---
Consolidated                        $1,510.6       $ 1,472.6            2.6%          2.8%
                                    ========       =========            ===           ===

* Comparable store sales represent sales of those stores open during both fiscal years and do not include sales from the ShopKo wholesale optical lab.

** ShopKo division total sales variance reflects sales from one ShopKo closed location in fiscal 2004. Pamida division total sales variance reflects sales in the prior year periods from seven locations which have been closed and not replaced, and two new Pamida locations opened in fiscal 2003. Sales variance also reflects sales from two closed Pamida locations and one new location in fiscal 2004.

The 2.1 percent increase in ShopKo comparable store sales during the second quarter of fiscal 2004 was primarily the result of increased sales in the hardlines/home category, as well as increased promotional sales efforts. Changes in ShopKo comparable store sales in the second quarter of fiscal 2004 by category were as follows: Hardlines/Home, 3.2%; Softlines, 0.5%; and Retail Health, 1.2%. The 0.7 percent increase in Pamida comparable store sales was attributable to increased pharmacy sales, which were aided by the purchase of customer pharmacy files and pharmacy installations in existing stores, offset by weak sales in apparel. Changes in Pamida comparable store sales in the second quarter of fiscal 2004 by category were as follows: Pharmacy, 20.9%; Hardlines, (2.7)%; and Softlines, (7.9)%.

The 3.1 percent increase in ShopKo comparable store sales during the first half of fiscal 2004 was primarily related to increased sales in the hardlines/home category, as well as increased promotional sales. Changes in ShopKo comparable store sales in the first half of fiscal 2004 by category were as follows:
Hardlines/Home, 4.4%; Softlines, 1.9%; and Retail Health, 1.7%. The 1.9 percent increase in Pamida comparable store sales was attributable to increased pharmacy sales, which were aided by the purchase of customer pharmacy files and pharmacy installations in existing stores. Changes in Pamida comparable store sales in the first half of fiscal 2004 by category were as follows: Pharmacy, 22.3%; Hardlines, (1.3)%; and Softlines, (8.3)%.

The Company's store activity is summarized below:

                                             13 Weeks Ended    Year Ended
                                          -------------------- -----------
                                          July 31,   August 2, January 31,
                                            2004       2003       2004
                                            ----       ----       ----
SHOPKO STORES
     Beginning number of stores             141        141        141
     Openings                                 0          0          0
     Closings                                 1          0          0
                                            ---        ---        ---
     Ending number of stores                140        141        141
                                            ===        ===        ===
PAMIDA STORES
     Beginning number of stores             218        223        223
     Openings                                 1          0          2
     Closings                                 2          4          7
                                            ---        ---        ---
     Ending number of stores                217        219        218
                                            ===        ===        ===

GROSS MARGIN:

Consolidated gross margin dollars increased 0.8 percent to $203.3 million in the second quarter of fiscal 2004 from $201.7 million for the same period last year. Consolidated gross margin, as a percent of net sales for the second quarter of fiscal 2004, was 26.2 percent compared with 26.4 percent for the same period last year. This decrease was primarily attributable to increased promotional sales mix (i.e. promotional sales as a percentage of the total sales) in the ShopKo division.

ShopKo's gross margin dollars increased 0.6 percent to $148.1 million in the second quarter of fiscal 2004 from $147.3 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 26.0 percent compared with
26.4 percent for the same period last year. The rate decrease was primarily due to lower merchandise margins net of allowances (33 basis points) due to higher promotional sales mix partially offset by reduced freight and distribution costs (27 basis points). Pamida's gross margin dollars increased 1.3 percent to $55.2 million in the second quarter of fiscal 2004 from $54.5 million for the same period last year. As a percent of sales, Pamida's gross margin was 26.7 percent in the second quarter of fiscal 2004 compared with 26.5 percent for the same period last year. The increase was primarily due to an improved merchandise margin rate, resulting from a reduction in clearance markdowns.

Consolidated gross margin dollars increased 0.7 percent to $387.1 million in the first half of fiscal 2004 from $384.4 million for the same period last year. Consolidated gross margin, as a percent of net sales for the first half of fiscal 2004, was 25.6 percent compared with 26.1 percent for the same period last year. The decrease in percent of sales was primarily attributable to increased promotional sales mix in the ShopKo division.

ShopKo's gross margin dollars increased 0.7 percent to $285.7 million in the first half of fiscal 2004 from $283.7 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 25.5 percent compared with
26.0 percent for the same period last year. The percent of sales decrease was primarily due to lower merchandise margins net of allowances (69 basis points) attributable to increased promotional sales partially offset by reduced inventory shrinkage expense (11 basis points). Pamida's gross margin dollars increased 0.7 percent to $101.4 million in the first half of fiscal 2004 from $100.7 million for the same period last year. As a percent of sales, Pamida's gross margin was 26.1 percent in the first half of fiscal 2004 compared with
26.3 percent for the same period last year. The decrease was primarily due to a reduction in inventory shrinkage provision in the first quarter of fiscal 2003.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended July 31, 2004 and August 2, 2003. There was no difference between the LIFO and FIFO cost methods at July 31, 2004, August 2, 2003 and January 31, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative (SG&A) expense dollars increased 1.4 percent, but expenses as a percent of net sales for the second quarter of fiscal 2004 were 21.0 percent compared with 21.1 percent for the same period last year. The rate improvement was primarily attributable to sales leveraging, i.e., sales increasing at a faster rate than the increase in expense dollars (30 basis points), partially offset by increased store payroll expenses (31 basis points).

ShopKo's SG&A expenses as a percent of net sales for the second quarter of fiscal 2004 were 19.8 percent, the same as the second quarter of fiscal 2003 primarily due to sales leveraging (35 basis points), partially offset by higher store payroll (27 basis points). Pamida's SG&A expenses for the second quarter of fiscal 2004 were 21.1 percent of net sales compared with 20.8 percent for the second quarter last year. The increase was driven by higher pharmacy payroll (40 basis points), and pre-opening expense related to remodeling (17 basis points), partially offset by the gain on a lease termination for a closed location (30 basis points).

Consolidated SG&A expense dollars increased but expenses as a percent of net sales for the first half of fiscal 2004 were 21.4 percent compared with 21.5 percent for the second quarter of fiscal 2003. The decrease in SG&A as a percent of sales for the second quarter and first half of fiscal 2004 was primarily attributable to sales leveraging (54 basis points), partially offset by increased store payroll expenses (23 basis points) and other various individually immaterial expense variations that on the aggregate comprise the remainder of the difference.

ShopKo's SG&A expenses as a percent of net sales for the first half of fiscal 2004 were 19.9 percent compared with 20.1 percent last year. The decrease was primarily due to sales leveraging (58 basis points), partially offset by higher store payroll (19 basis points) and other various individually immaterial expense variations that on the aggregate comprise the remainder of the difference. Pamida's SG&A expenses as a percent of net sales for the first half of fiscal 2004 were 22.2 percent compared with 22.1 percent last year. The increase was driven by higher pharmacy payroll (38 basis points), and pre-opening expense related to remodeling (31 basis points), partially offset by sales leveraging (33 basis points) and by the gain on a lease termination for a closed location (16 basis points).

DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses were $21.2 million for the second quarter of fiscal 2004 compared with $20.6 million for the same period last year. For the first half of fiscal 2004, depreciation and amortization expenses were $42.7 million compared with $41.6 million for the same period last year. As a percent of net sales, consolidated depreciation and amortization expenses were flat in fiscal 2004 from comparable fiscal 2003 periods.

INTEREST EXPENSE:

Interest expense for the second quarter of the fiscal 2004 decreased by $2.0 million, or 18.9 percent, to $8.6 million compared with the same period last year. The $2.0 million decrease was primarily due to a $32.5 million reduction in debt levels compared to the second quarter of last year. For the first half of fiscal 2004, interest expense decreased 19.2 percent to $17.1 million compared with the same period last year.

INCOME TAXES:

The Company's effective tax rate for the second quarter and first half of fiscal 2004 was 39.0 percent compared with 39.7 percent for the second quarter and first half of fiscal 2003. The decrease in the Company's effective tax rate is due to a lower state income tax rate, net of federal tax benefits.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates. Such differences could be material to the financial statements.

Management believes that its application of applicable accounting policies, and the estimates inherently required therein, are reasonable. Management periodically reevaluates these accounting policies and estimates in the preparation of the financial statements and makes adjustments when facts and circumstances dictate a change. The Company has identified certain critical accounting policies, which are described below.

      Merchandise inventory. Merchandise inventory is carried at the lower of cost or market on a last-in, first-out (LIFO) basis utilizing the average cost method of accounting. The valuation of inventories at cost requires certain management judgments and estimates, including among others, the assessment of shrinkage rates, obsolescence and the impact on inventory values of using the lower of cost or market valuation method. In valuing the inventory, the Company undertakes physical inventories at least annually at its stores and distribution centers and adjusts inventory values regularly to reflect market conditions and business trends. The Company estimates losses of inventory due to shrinkage based upon historical experience by store and by merchandise department, which are then verified by physical inventory counts. The Company's experience has been that there is little fluctuation or risk in the estimate of obsolescence or lower of cost or market reserve because (i) of the Company's inventory turnover rate, (ii) a large percentage of the inventory is returnable to vendors for cost and (iii) the Company is able to receive vendor support monies if product is sold below expected prices. The non-returnable inventory goes through a markdown process that liquidates the inventory, generally at prices in excess of cost.

      Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and the distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, sixteen were disposed of in subsequent years, leaving eight remaining properties covered by the restructuring reserve as of the beginning of fiscal 2004. During the first half of fiscal 2004, two owned properties were sold and no additional leases were terminated. As of the end of the second quarter of 2004, there were six remaining properties (two owned reserve and four leased properties) covered by the restructuring reserve. The Company has signed contracts to sell the remaining two owned reserve properties in the third quarter of 2004. If the sales occur the net proceeds will be less than previously anticipated. Thus, an additional charge of $0.7 million was recorded in the second quarter of fiscal 2004 to increase the property write-down reserve.

The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords. However, lease terminations have been slower than anticipated and accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the termination of the leases.

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

The Financial Accounting Standards Board has released for comment an Exposure Draft entitled, "Share-Based Payment - An Amendment to FASB Statements No. 123 and 95", which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in a company's statement of operations. The comment period ended June 30, 2004. The effective date for this statement would be fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact on the second quarter of fiscal 2004 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" in Note C to the unaudited Condensed Consolidated Financial Statements. The impact of the exposure draft is not expected to be materially different than the impact of FASB Statement No. 123.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $2.3 million for the first half of fiscal 2004 compared with cash provided by operating activities of $10.2 million for the same period last year. The change in cash used in operating activities in comparison to the first half of fiscal 2003 was primarily due to a $21.6 million increase in the change in merchandise inventories, partially offset by a $12.4 million decrease in accrued liabilities from their respective year-end balances. The decrease in accrued liabilities was primarily due to reduced accrued compensation and income tax liabilities. The Company finances a significant portion of its operations through vendor financing. As of July 31, 2004, accounts payable totaled $260.0 million, an increase of $9.0 million compared with last year due to the higher levels of inventory and the timing of payments related to certain pharmacy payables, relative to the quarter end date. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of July 31, 2004, the Company had $207.8 million of long-term debt outstanding, consisting of $155.3 million of Senior Unsecured Notes and approximately $52.5 million of long-term notes payable. The Senior Unsecured Notes have maturity dates in November 2004 and March 2022, with approximately $55.3 million in principal amount of the Senior Unsecured Notes maturing November 2004. The Company anticipates funding the $55.3 million principal payment of the Senior Unsecured Notes through operating cash flow and availability under the Amended Secured Credit Facility (as described below). A more detailed description of these Senior Unsecured Notes is contained in Note D of the Notes to Consolidated Financial Statements in the Company's fiscal 2003 Annual Report on Form 10-K. Subject to certain limitations set forth in our Amended Secured Credit Facility, proceeds of the Facility or funds from other sources may be used to retire or repurchase Senior Unsecured Notes. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition, the Company had $118.8 million outstanding under its Amended Secured Credit Facility at the end of the second quarter of fiscal 2004 compared with $53.2 million outstanding at the end of the second quarter of fiscal 2003. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility. The Company had $270.4 million in availability at the end of the second quarter.

The Amended Secured Credit Facility terminates August 19, 2007, and limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of July 31, 2004 and for the second quarter of fiscal 2004, the Company was in compliance with all covenants in the Amended Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of July 31, 2004 (in thousands):

CONTRACTUAL OBLIGATIONS (1)                                             Less than 1                                        After
                                                         Total             year          2-3 years       4-5 years        5 years
                                                         -----             ----          ---------       ---------        -------
Long-Term Debt                                         $ 207,806        $   56,783       $   6,044        $  2,925       $ 142,054
Capital Lease Obligations (2)                             97,543             6,412          12,078          12,719          66,334
Operating Leases (3)                                     193,165            19,542          36,357          31,990         105,276
                                                       ---------        ----------       ---------        --------       ---------
Total Contractual Cash Obligations                       498,514            82,737          54,479          47,634         313,664
                                                       ---------        ----------       ---------        --------       ---------

      (1) The schedule excludes obligations of $118.8 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $38.9 million of outstanding documentary letters of credit and $21.5 million of standby letters of credit as of July 31, 2004 (which reduce availability under the Amended Secured Credit Facility)

      (2) Capital lease obligations represent the total minimum future obligations, net of $71.5 million of interest.

      (3) Operating leases are the aggregate future payments for operating leases as of July 31, 2004, including closed stores.

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

The Company spent $21.0 million in the second quarter and $31.4 million in the first half of fiscal 2004 on capital expenditures compared with $11.1 million and $14.0 million in the second quarter and first half of fiscal 2003, respectively. The increase is related to the Omaha distribution center expansion and consolidation and remodeling activity in both divisions. The Company's total capital expenditures for the fiscal year ending January 29, 2005 are anticipated to be up to $100.0 million, which is within the restrictions on capital expenditures in the Amended Secured Credit Facility. The planned capital expenditures include investments in technology infrastructure and merchandise initiatives, expansion of the ShopKo distribution center in Omaha, Nebraska to accommodate the consolidation of the Pamida distribution operations also located in Omaha into one automated facility serving both divisions, 10 ShopKo and approximately 50 Pamida store remodels, six new Pamida stores, and up to three ShopKo freestanding drug stores. The plans also call for up to 11 additional pharmacies in Pamida stores. The Company completed the expansion of the Omaha distribution center in the second quarter of fiscal 2004 and consolidated the operations of the Pamida distribution center without disruption to stores. The vacant Pamida distribution center is being marketed for sale.

INFLATION:

Inflation has had only a minor effect on the results of operations of the Company and its internal and external sources of liquidity. The recent increases in fuel costs have not significantly impacted the Company's expenses, but further increases could adversely impact the Company's distribution and freight expenses, as well as raise the purchase price of petroleum-based merchandise items. To the extent inflation results in changes in interest rates, the Company's future interest expense will be affected. At this time, the Company is not anticipating a significant financial impact on the fiscal 2004 results of operation due to inflation.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS:

      Certain statements contained in Item 2, "Management's Discussion and Analysis" and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements discuss, among other things, expected growth, future revenues, product development, debt reduction, capital expenditures and deployment plans and future operating and financial performance. The forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in such forward-looking statements. These risks and uncertainties include, but are not limited to: 1.) the impact of accounting pronouncements as described herein; and 2.) the following which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations - most notably the highly seasonal nature of the business; g.) competition; h.) U.S. and international political unrest and extended economic slow down; i.) general economic conditions and weather; j.) smooth functioning distribution network; k.) labor conditions; l.) anti-takeover provisions in the Company's organizational documents; m.); pending or future changes in laws or regulations and n.) pending or future litigation. These and other risks and uncertainties as may be indicated in subsequent filings with the Securities and Exchange Commission, are incorporated herein by reference. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which may, or may not come to fruition. In addition, the Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)   Changes in Internal Control

      There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This matter was settled by all parties and the Court issued its Notice of Entry of Final Judgment and Order of Dismissal on August 20, 2004. Settlement of the matter was not material to the Company's results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company held its 2004 Annual Meeting of Shareholders on May 26, 2004.

(b) Votes cast for the election of directors at the 2004 Annual Meeting were as follows:

Jeffrey C. Girard:

         For                                26,809,419

         Withheld Authority                    464,268

Dale P. Kramer:

         For                                26,809,241

         Withheld Authority                    464,446

John G. Turner:

         For                                26,841,400

         Withheld Authority                    432,287

The terms of office as directors for Messrs. Duncan, Wolf, Eugster, Watson, Zona and Ms. McPhee continued after the 2004 Annual Meeting of Shareholders. Effective July 30, 2004, Mr. Girard resigned from the Board of Directors.

(c) Votes cast to approve the Company's 2004 Stock Incentive Plan were as follows:

For                                  20,122,224

Against                               4,340,871

Abstain                                  43,173

Broker Non-Vote                       2,767,418

(d) Votes cast to ratify the appointment of Deloitte & Touche LLP to audit the financial statements of the Company for the fiscal year ending January 29, 2005 were as follows:

For                             26,965,347

Against                            269,646

Abstain                             38,693

Broker Non-Vote                          0

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

                  10.1 Agreement between the Company and Jeffrey C. Girard dated July 30, 2004.

                  10.2 Form of Stock Option Agreement pursuant to the Company's 2004 Stock Incentive Plan.

                  10.3 Form of Restricted Stock Agreement pursuant to the Company's 2004 Stock Incentive Plan.

                  31.1 Certification of Sam K. Duncan, Chief Executive Officer, President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  32.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. Section 1350.

                  32.2 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

      (b)   Reports on Form 8-K.

      The Company furnished or filed two Current Reports on Form 8-K during the second quarter of fiscal 2004 as follows:

            1) Form 8-K furnished with respect to Items 7 and 12 dated May 20, 2004, providing a press release containing its financial results for the quarter ended May 1, 2004.

            2) Form 8-K filed with respect to Item 11 dated June 10, 2004, providing notice of a temporary suspension of trading in an employee benefit plan as a result of a change in the plan's administrator and recordkeeper.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHOPKO STORES, INC. (Registrant)

Date: September 9, 2004                      By:  /s/ Sam K. Duncan
                                                  -----------------
                                       Sam K. Duncan
                                       Chief Executive Officer, President
                                       (Duly Authorized Officer of Registrant)

Date: September 9, 2004                      By:  /s/ Brian W. Bender
                                                  -------------------
                                       Brian W. Bender
                                       Senior Vice President, Chief Financial
                                       Officer
                                       (Principal Financial Officer and Duly
                                       Authorized Officer of Registrant)

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT

Exhibit
Number                                 Exhibit
------                                 -------
10.1           Agreement between the Company and Jeffrey C. Girard dated July
               30, 2004. (1)

10.2           Form of Stock Option Agreement pursuant to the Company's 2004
               Stock Incentive Plan. (1)

10.3           Form of Restricted Stock Agreement pursuant to the Company's 2004
               Stock Incentive Plan. (1)

31.1           Certification of Sam K. Duncan, Chief Executive Officer,
               President, pursuant to Rule 13a-14(a) under the Securities
               Exchange Act of 1934, as amended.

31.2           Certification of Brian W. Bender, Senior Vice President, Chief
               Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. Section 1350.

32.2           Statement of Brian W. Bender, Senior Vice President, Chief
               Financial Officer, pursuant to 18 U.S.C. Section 1350.

            (1)   A Management contract or compensatory plan or arrangement.