Form 10-Q
period 2004-10-30
SHOPKO STORES INC
filed 2004-12-09
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED OCTOBER 30, 2004

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ________________

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

                               Yes [X]   No [ ]

The number of shares outstanding of each of the issuer's classes of Common Stock as of December 3, 2004 is as follows:

Title of Each Class                                  Shares Outstanding
-------------------                                  ------------------
Common Shares                                        29,559,201

Exhibit Index                                        Page 1 of Page 28
on Page 24

                               SHOPKO STORES, INC.

                                    FORM 10-Q

              FOR THE 13 WEEKS and 39 WEEKS ENDED OCTOBER 30, 2004

                                      INDEX

                                                                                             Page
                                                                                             ----
Part I  Item 1 - Financial Statements

                 Condensed Consolidated Statements of Operations for the                       3
                 13 weeks ended October 30, 2004 and November 1, 2003

                 Condensed Consolidated Statements of Operations for the                       4
                 39 weeks ended October 30, 2004 and November 1, 2003

                 Condensed Consolidated Balance Sheets as of October 30,                       5
                 2004, November 1, 2003 and January 31, 2004

                 Condensed Consolidated Statements of Cash Flows for                           6
                 the 39 weeks ended October 30, 2004 and November 1, 2003

                 Condensed Consolidated Statement of Shareholders'                             7
                 Equity for the 39 weeks ended October 30, 2004

                 Notes to Condensed Consolidated Financial Statements                       8-10

        Item 2 - Management's Discussion and Analysis of Financial                         11-21
                 Condition and Results of Operations

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk                   22

        Item 4 - Controls and Procedures                                                      22

Part II Item 6 - Exhibits                                                                     23

        Signatures                                                                            23

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES                                                    THIRD QUARTER (13 WEEKS) ENDED
------------------------------------                                                    ------------------------------
(In thousands, except per share data)
                                                                                        OCTOBER 30,      NOVEMBER 1,
                                                                                           2004              2003
                                                                                           ----              ----
                                                                                        (UNAUDITED)      (UNAUDITED)
Revenues:
      Net sales                                                                         $   746,391     $     758,543
      Licensed department rentals and other income                                            3,497             3,483
                                                                                        -----------     -------------
                                                                                            749,888           762,026

Costs and expenses:
      Cost of sales                                                                         554,175           566,739
      Selling, general and administrative expenses                                          162,684           165,165
      Depreciation and amortization expenses                                                 20,916            20,490
                                                                                        -----------     -------------
                                                                                            737,775           752,394

Earnings from operations                                                                     12,113             9,632
Interest expense                                                                              8,840             8,033
                                                                                        -----------     -------------

Income before income taxes                                                                    3,273             1,599

Income tax provision                                                                          1,278               635
                                                                                        -----------     -------------

Net income                                                                              $     1,995     $         964
                                                                                        ===========     =============

Net income per share of common stock:
      Basic                                                                             $      0.07     $        0.03
                                                                                        ===========     =============

      Diluted                                                                           $      0.07     $        0.03
                                                                                        ===========     =============

Weighted average number of common shares outstanding:
      Basic                                                                                  29,362            29,034

      Diluted                                                                                29,683            29,379

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES                       YEAR TO DATE (39 WEEKS) ENDED
------------------------------------                       -----------------------------
(In thousands, except per share data)
                                                           OCTOBER 30,     NOVEMBER 1,
                                                              2004             2003
                                                              ----             ----
                                                          (UNAUDITED)      (UNAUDITED)
Revenues:
   Net sales                                              $ 2,257,000      $ 2,231,152
   Licensed department rentals and other income                 9,847            9,770
                                                          -----------      -----------
                                                            2,266,847        2,240,922
Costs and expenses:
   Cost of sales                                            1,677,679        1,654,953
   Selling, general and administrative expenses               486,630          482,097
   Depreciation and amortization expenses                      63,574           62,068
                                                          -----------      -----------
                                                            2,227,883        2,199,118

Earnings from operations                                       38,964           41,804
Interest expense                                               25,985           29,249
                                                          -----------      -----------

Income before income taxes                                     12,979           12,555

Income tax provision                                            5,064            4,987
                                                          -----------      -----------

Net income                                                $     7,915      $     7,568
                                                          ===========      ===========

Net income per share of common stock:
   Basic                                                  $      0.27      $      0.26
                                                          ===========      ===========

   Diluted                                                $      0.27      $      0.26
                                                          ===========      ===========

Weighted average number of common shares outstanding:
   Basic                                                       29,288           28,980

   Diluted                                                     29,553           29,261

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SHOPKO STORES, INC. AND SUBSIDIARIES                                        THIRD QUARTER AS OF      FISCAL YEAR END
------------------------------------                                        -------------------      ---------------
(In thousands)
                                                                         OCTOBER 30,    NOVEMBER 1,    JANUARY 31,
                                                                            2004           2003           2004 *
                                                                            ----           ----           ------
                                                                         (UNAUDITED)    (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                              $    29,280    $    58,453    $    22,786
  Receivables, less allowance for losses of $2,438
  $2,692 and $2,705, respectively                                             55,398         49,195         62,808
  Merchandise inventories                                                    701,953        708,312        569,315
  Other current assets                                                         8,241         11,597         10,874
                                                                         -----------    -----------    -----------
     Total current assets                                                    794,872        827,557        665,783

Other assets and deferred charges                                              7,943         12,087          7,584

Intangible assets, net of accumulated amortization of $12,825, $10,169
and $10,771, respectively                                                     28,984         24,217         23,629

Property and equipment, net of accumulated
depreciation of $828,447, $778,613 and
$796,085; impairment reserve of $4,004, $12,508
and $14,032, respectively                                                    757,254        780,664        781,428
                                                                         -----------    -----------    -----------
     Total assets                                                        $ 1,589,053    $ 1,644,525    $ 1,478,424
                                                                         ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                                        $   156,101    $   205,048    $    82,270
  Accounts payable - trade                                                   297,489        333,502        253,313
  Accrued compensation and related taxes                                      37,287         40,067         35,509
  Deferred taxes and other accrued liabilities                               113,873        117,379        112,291
  Accrued income and other taxes                                              29,087         28,015         45,543
  Current portion of long-term obligations and leases                         62,304          6,890         63,797
                                                                         -----------    -----------    -----------
    Total current liabilities                                                696,141        730,901        592,723

Long-term obligations and leases, less current portion                       240,637        304,389        246,990
Other long-term obligations                                                   21,838         26,367         25,206
Deferred income taxes                                                         29,791         25,186         22,803

Shareholders' equity:
  Common stock                                                                   314            311            312
  Additional paid-in capital                                                 394,016        390,680        391,976
  Retained earnings                                                          246,882        207,006        238,729
  Less treasury stock                                                        (40,566)       (40,315)       (40,315)
                                                                         -----------    -----------    -----------
     Total shareholders' equity                                              600,646        557,682        590,702
                                                                         -----------    -----------    -----------
     Total liabilities and shareholders' equity                          $ 1,589,053    $ 1,644,525    $ 1,478,424
                                                                         ===========    ===========    ===========

* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SHOPKO STORES, INC. AND SUBSIDIARIES                             YEAR TO DATE (39 WEEKS) ENDED
------------------------------------                             -----------------------------
(In thousands)
                                                                OCTOBER 30,       NOVEMBER 1,
                                                                   2004              2003
                                                                -----------       -----------
                                                                (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
Net income                                                       $   7,915        $    7,568
Adjustments to reconcile net income to net
  cash used in operating activities:
         Depreciation and amortization                              63,574            62,068
         Impairment charges                                            672               -0-
         Gain on sale of property and equipment                     (2,821)           (2,291)
         Deferred income taxes                                       6,987             2,125
         Change in assets and liabilities:
                 Receivables                                         7,410               314
                 Merchandise inventories                          (132,637)         (145,581)
                 Other current assets                                2,634             2,148
                 Other assets                                          831              (908)
                 Accounts payable                                   44,176            92,336
                 Accrued liabilities                               (12,702)          (23,021)
                 Other long-term obligations                        (3,367)              (25)
                                                                 ---------        ----------
                Net cash used in operating activities              (17,328)           (5,267)
                                                                 ---------        ----------

Cash flows from investing activities:

         Payments for property and equipment                       (50,799)          (35,425)
         Proceeds from the sale of property and equipment           14,948             4,101
         Payments for pharmacy customer lists                       (7,410)           (4,069)
                                                                 ---------        ----------
         Net cash used in investing activities                     (43,261)          (35,393)
                                                                 ---------        ----------

Cash flows from financing activities:

         Proceeds from short-term borrowings                        73,832           166,687
         Payments of debt and capital lease obligations             (8,119)         (102,224)
         Sale of common stock due to exercise of stock options       1,622               962
         Purchase of treasury stock                                   (252)              (65)
                                                                 ---------        ----------
         Net cash provided by financing activities                  67,083            65,360
                                                                 ---------        ----------

Net increase in cash and cash equivalents                            6,494            24,700
Cash and cash equivalents at beginning of period                    22,786            33,753
                                                                 ---------        ----------

Cash and cash equivalents at end of period                       $  29,280        $   58,453
                                                                 ---------        ----------

Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                          $        -        $        -
    Capital lease obligations terminated
                                                                $        -        $    3,989

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SHOPKO STORES, INC. AND SUBSIDIARIES
------------------------------------
(In thousands)                                                     (UNAUDITED)
                                                              Additional
                                           Common Stock       ----------                   Treasury Stock            Total
                                           ------------        Paid-in      Retained       --------------            -----
                                         Shares     Amount     Capital      Earnings     Shares      Amount     Shares     Amount
                                         ------     ------     -------      --------     ------      ------     ------     ------
BALANCES AT JANUARY 31, 2004             31,225   $     312  $   391,976   $   238,729   (1,908)   $ (40,315)   29,317   $ 590,702

Net income                                                                       7,915                                       7,915

Issuance of restricted stock                 15                      256          (256)                             15           0

Forfeiture of restricted stock              (27)                    (308)          213                             (27)        (95)

Sales of common stock under
     option plans                           176           2         1620                                           176        1622

Income tax benefit related to
     stock options                                                   472                                                       472

Restricted stock expense                                                           281                                         281

Purchase of treasury stock                                                                  (17)        (251)      (17)       (251)
                                         ------   ---------  -----------   -----------   ------    ---------    ------   ---------
BALANCES AT October 30, 2004             31,389   $     314  $   394,016   $   246,882   (1,925)   $ (40,566)   29,465   $ 600,646
                                         ======   =========  ===========   ===========   ======    =========    ======   =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Interim Financial Statements

The Company operates on a 52/53-week fiscal year basis. The 2004 fiscal year will end on January 29, 2005 and the 2003 fiscal year ended January 31, 2004. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of October 30, 2004 and November 1, 2003, and the results of operations and cash flows for the then ended periods.

These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

B. Restructuring Reserve

In the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000. All stores and the distribution center were closed and related employee terminations were made in the first quarter of fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, sixteen were disposed of in subsequent years, leaving eight remaining properties (four owned properties and four leased properties) covered by the restructuring reserve as of the beginning of fiscal 2004.

During the first three quarters of fiscal 2004, the Company sold three owned properties and none of the remaining leases were terminated. In the second quarter of fiscal 2004, the Company entered into contracts to sell the two remaining owned properties and recorded an additional $0.7 million increase to the property write-down reserve based on the expected sale prices, which were less than previously anticipated. The sale of one of the owned properties was consummated during the third quarter but subsequent to the close of the third quarter, the contract to sell the remaining owned property was terminated and the property continues to be marketed for sale. As of the end of the third quarter of fiscal 2004, there were five remaining properties (one owned property and four leased properties) covered by the restructuring reserve and the remaining property write-down reserve was $2.7 million and the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $13.6 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($1.7 million) as a current liability and the remainder ($11.9 million) is recorded in other long-term obligations at October 30, 2004. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and market for sale the remaining owned property. However, lease terminations have been slower than anticipated. Accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the termination of the leases.

Activity in the restructuring reserve (in thousands) during the first three quarters of fiscal 2004:

                                                    Lease termination and
                                                   property carrying costs
                                                   -----------------------
Balance as of January 31, 2004                         $     14,505

Cash Payments                                                   951
                                                       ------------
Balance as of October 30, 2004                         $     13,554
                                                       ============

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

The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options (in thousands):

                                                                   THIRD QUARTER               YEAR TO DATE
                                                                 (13 WEEKS) ENDED            (39 WEEKS) ENDED
                                                                 ----------------            ----------------
                                                                Oct 30,       Nov 1,      Oct 30,        Nov 1,
                                                                 2004         2003         2004           2003
                                                                 ----         ----         ----           ----
Net income as reported                                         $   1,995    $     964    $   7,915     $   7,568
Add:     Stock-based employee compensation expense included
         in reported net income, net of related tax
         effects                                                     114          125          309           375
Deduct:  Total stock-based employee compensation expense
         determined under fair value method for all option
         awards, net of related tax effects                         (625)        (867)      (1,773)       (1,400)

                                                               ---------    ---------    ---------     ---------
Pro forma net income                                           $   1,484    $     222    $   6,451     $   6,543
                                                               =========    =========    =========     =========

Net income per share:
     Basic - as reported                                       $    0.07    $    0.03    $    0.27     $    0.26
     Basic - pro forma                                         $    0.05    $    0.01    $    0.22     $    0.23
     Diluted - as reported                                     $    0.07    $    0.03    $    0.27     $    0.26
     Diluted - pro forma                                       $    0.05    $    0.01    $    0.22     $    0.23

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

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                         THIRD QUARTER (13 WEEKS) ENDED              YEAR TO DATE (39 WEEKS) ENDED
                                         ------------------------------              -----------------------------
                                        OCTOBER 30,            NOVEMBER 1,          OCTOBER 30,         NOVEMBER 1,
                                           2004                   2003                 2004                2003
Net sales
    ShopKo Retail                       $  553,134            $   568,492           $ 1,674,734        $  1,657,829
    Pamida Retail                          193,257                190,051               582,266             573,323
                                        ----------            -----------           -----------        ------------
      Total net sales                   $  746,391            $   758,543           $ 2,257,000        $  2,231,152
                                        ----------            -----------           -----------        ------------

Earnings from operations
    ShopKo Retail                       $   18,466            $    17,878           $    55,625        $     58,549
    Pamida Retail                             (351)                (3,342)                3,378               1,590
    Corporate                               (6,002)                (4,904)              (20,039)            (18,335)
                                        ----------            -----------           -----------        ------------
    Earnings from operations            $   12,113            $     9,632           $    38,964        $     41,804
                                        ----------            -----------           -----------        ------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the third quarter and first three quarters of fiscal 2004 and fiscal 2003.

E. Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $9.7 million as of October 30, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY:

ShopKo Stores, Inc. is a retailer headquartered in Green Bay, Wis., with 361 stores and 25,000 teammates throughout the Midwest, Mountain and Pacific Northwest regions. Retail formats include ShopKo, providing quality name-brand merchandise, great values, pharmacy and optical services to busy families in mid-sized to larger cities; Pamida, bringing value close to home in small, rural communities; and ShopKo Express, a new and convenient neighborhood drugstore concept, which is included in the ShopKo Retail segment for reporting purposes.

In the third quarter of fiscal 2004, consolidated sales decreased 1.6 percent to $746.4 million compared with $758.5 million for the third quarter of last year. Consolidated comparable store sales for the third quarter decreased 1.5 percent. ShopKo comparable store sales decreased 2.4 percent primarily due to weakness in the home/hardlines and in the softlines categories. For the seventh consecutive quarter, Pamida had positive comparable store sales. For the third quarter of fiscal 2004, comparable store sales increased 1.2 percent, primarily due to an increase in the retail health category, partially offset by declines in general merchandise sales.

During the first three quarters of fiscal 2004, consolidated sales increased 1.2 percent to $2,257.0 million compared with $2,231.1 million for the same period last year. Consolidated comparable store sales increased 1.3 percent. ShopKo comparable store sales increased 1.2 percent primarily due to increases in the home/hardlines and retail health categories. Pamida comparable store sales increased 1.6 percent, primarily due to an increase in the retail health category, partially offset by declines in general merchandise sales.

Over the past several years, the retail health category has become an increasing percentage of the Company's sales. In the third quarter of fiscal 2004, retail health sales made up 31.6 percent and 24.0 percent of ShopKo and Pamida retail segment sales, respectively. During the first three quarters of fiscal 2004, retail health sales made up 31.2 percent and 22.9 percent of ShopKo and Pamida segment sales, respectively.

Consolidated gross margin as a percent of net sales was 25.8 percent for the third quarter of fiscal 2004 compared with 25.3 percent for the third quarter of last year. The increase was primarily due to improved pharmacy and general merchandise margins at ShopKo and lower distribution and inventory shrinkage costs at Pamida. During the first three quarters of fiscal 2004, gross margin as a percent of net sales was 25.7 percent compared with 25.8 percent for the same period last year. The decrease in gross margin as a percent of net sales for the first three quarters of fiscal 2004 was primarily attributable to increased promotional sales mix at ShopKo in the first half of fiscal 2004.

Consolidated selling, general and administrative expenses (SG&A) as a percent of net sales for the third quarter and the first three quarters of fiscal 2004 were flat compared with the same periods last year at 21.8 percent and 21.6 percent, respectively. Although the rate remained flat for the quarter and year to date as compared with the same periods last year, the company experienced variances primarily attributable to lower advertising costs at ShopKo and disciplined expense management, offset by higher remodel costs and increased pharmacy payroll at both the ShopKo and Pamida divisions.

Interest expense for the third quarter of the fiscal 2004 increased 10.0 percent compared with the third quarter of last year to $8.8 million primarily attributable to interest received in the third quarter of fiscal 2003 associated with the settlement of a federal tax return audit. Interest expense decreased 11.2 percent to $26.0 million for the first three quarters of fiscal 2004 compared with the same period last year primarily due to lower debt balances.

Net income for the third quarter was $2.0 million compared with $1.0 million for the same period last year. Diluted income per share was $0.07 compared with $0.03 for the same period last year. During the first three quarters of fiscal 2004, net income was $7.9 million compared with $7.6 million for the same period last year. Diluted income per share was $0.27 compared with $0.26 for the same period last year. The increase in net income reflects improvements in gross margin rates during the third quarter of fiscal 2004 and tight expense control during the first three quarters of fiscal 2004.

Capital expenditures for the third quarter of fiscal 2004 were $19.4 million compared with $21.4 million for the third quarter last year. During the first three quarters of fiscal 2004, capital expenditures were $50.7 million compared with $35.4 million for the same period last year. The increase in capital expenditures is related to the store remodeling activity in both divisions, consolidation of the Omaha Distribution Centers, expansion of the Company's retail health business, and improvement of its information technology infrastructure. Capital expenditures for fiscal 2004 are now expected to be in the range of $80 to $85 million, reflecting the delay or elimination of some projects, compared with $60.4 million for fiscal 2003.

During the third quarter of fiscal 2004, inventory levels decreased by $6.4 million, or 0.9 percent, compared with the third quarter of last year, resulting from the Company's continued focus on inventory management.

The retail industry is highly competitive and ShopKo competes in most of its markets with a variety of national and regional retailers. Pamida's competition varies by market, which includes other general merchandise retailers, supermarkets, drug and specialty stores, and mail order merchants.

The Company continues to focus on achieving profitable sales growth through a mix of promotional sales strategies and gross margin improvement initiatives. The Company expects to continue to be challenged by competitor store openings for the foreseeable future. The Company has undertaken and continues to take actions to contend with the competition and to increase sales. Such actions include merchandising initiatives and advertising strategies as well as investments in remodeling and development plans, which include the addition of pharmacies to certain existing Pamida stores, the opening of new Pamida stores, and the development and opening of ShopKo freestanding drug stores. While there can be no assurance that such efforts will succeed, the Company remains committed to improving profitability through sales growth, inventory management, and controlling expenses. The company continues to focus on decreasing debt levels and expects debt reduction for the 2004 fiscal year to be in excess of $50 million.

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the third quarter and year to date of fiscal 2004 and fiscal 2003 as a percentage of net sales:

                                                                  THIRD QUARTER                  YEAR TO DATE
                                                                    (13 WEEKS)                    (39 WEEKS)
                                                                    ----------                    ----------
                                                               FISCAL        FISCAL          FISCAL       FISCAL
                                                                2004          2003            2004         2003
                                                                ----          ----            ----         ----
Revenues:
  Net sales                                                     100.0%        100.0%          100.0%       100.0%
  Licensed department rentals and other income                    0.5           0.5             0.4          0.4
                                                                -----         -----           -----        -----
                                                                100.5         100.5           100.4        100.4

  Cost of sales                                                  74.2          74.7            74.3         74.2

  Gross margin                                                   25.8          25.3            25.7         25.8

  Selling, general and administrative expenses                   21.8          21.8            21.6         21.6

  Depreciation and amortization expenses                          2.8           2.7             2.8          2.8
                                                                -----         -----           -----        -----
                                                                 24.6          24.5            24.4         24.4

Earnings from operations                                          1.6           1.3             1.7          1.9
Interest expense                                                  1.2           1.1             1.1          1.3
                                                                -----         -----           -----        -----

Earnings before income taxes                                      0.4           0.2             0.5          0.6
Income tax provision                                              0.2           0.1             0.2          0.2
                                                                -----         -----           -----        -----

Net income                                                        0.3%          0.1%            0.3%         0.3%
                                                                =====         =====           =====        =====

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:

                                                                   THIRD QUARTER                  YEAR TO DATE
                                                                     (13 WEEKS)                    (39 WEEKS)
                                                                     ----------                    ----------
                                                              FISCAL         FISCAL            FISCAL      FISCAL
                                                               2004           2003              2004        2003
                                                               ----           ----              ----        ----
SHOPKO RETAIL SEGMENT
  Net sales                                                    100.0%         100.0%            100.0%      100.0%
  Licensed department rentals and other income                   0.5            0.5               0.5         0.5
                                                               -----          -----             -----      ------
                                                               100.5          100.5             100.5       100.5
  Cost of sales                                                 73.8           74.3              74.3        74.1

  Gross margin                                                  26.2           25.7              25.7        25.9

  Selling, general and administrative expenses                  20.6           20.5              20.2        20.2
  Depreciation and amortization expenses                         2.8            2.6               2.7         2.7
                                                               -----          -----             -----      ------
                                                                23.4           23.1              22.9        22.9

Earnings from operations                                         3.3%           3.1%              3.3%        3.5%
                                                               =====          =====             =====      ======

                                                                  THIRD QUARTER                   YEAR TO DATE
                                                                   (13 WEEKS)                      (39 WEEKS)
                                                                   ----------                      -----------
                                                             FISCAL           FISCAL            FISCAL     FISCAL
                                                              2004             2003              2004       2003
                                                              ----             ----              ----       ----
PAMIDA RETAIL SEGMENT
  Net sales                                                  100.0%           100.0%            100.0%      100.0%
  Licensed department rentals and other income                 0.2              0.2               0.2         0.2
                                                             -----            -----             -----       -----
                                                             100.2            100.2             100.2       100.2

 Cost of sales                                                75.7             75.9              74.5        74.4

  Gross margin                                                24.3             24.1              25.5        25.6

  Selling, general and administrative expenses                22.1             23.1              22.2        22.5
  Depreciation and amortization expenses                       2.7              2.9               2.9         3.0
                                                             -----            -----             -----       -----
                                                              24.8             26.0              25.1        25.5

Income from operations                                        (0.3)%           (1.7)%             0.6%        0.3%
                                                             =====             ====             =====       =====

NET SALES:

The following table presents the Company's consolidated net sales for the third quarter and year to date of fiscal 2004 and fiscal 2003:

                                         THIRD QUARTER
                                           (13 WEEKS)
                                           ----------                     % INCREASE
                                      FISCAL          FISCAL              ----------
                                       2004            2003         TOTAL **        COMP*
                                       ----            ----         --------        -----
ShopKo Retail                        $ 553.1         $ 568.5          -2.7%         -2.4%
Pamida Retail                          193.3           190.1           1.7%          1.2%
                                     -------         -------        ------          ----
Consolidated                         $ 746.4         $ 758.6          -1.6%         -1.5%
                                     =======         =======        ======          ====

                                          YEAR TO DATE
                                           (39 WEEKS)
                                           ----------                     % INCREASE
                                     FISCAL          FISCAL               ----------
                                      2004            2003          TOTAL **        COMP*
                                      ----            ----          --------        -----
ShopKo Retail                       $ 1674.7       $ 1,657.8          1.0%          1.2%
Pamida Retail                          582.3           573.3          1.6%          1.6%
                                    --------       ---------          ---           ---
Consolidated                        $2,257.0       $ 2,231.1          1.2%          1.3%
                                    ========       =========          ===           ===

* Comparable store sales represent sales of those stores open during both fiscal years and do not include sales from the ShopKo wholesale optical lab.

** ShopKo division total sales variance reflects sales from one ShopKo closed location in fiscal 2004 and one new ShopKo Express location. Pamida division total sales variance reflects sales in the prior year periods from seven locations which have been closed and not replaced, and two new Pamida locations opened in fiscal 2003. Pamida division total sales variance also reflects sales from five closed Pamida locations and seven new locations in fiscal 2004.

ShopKo comparable store sales decreased 2.4 percent during the third quarter of fiscal 2004. Changes in ShopKo comparable store sales in the third quarter of fiscal 2004 by category were as follows: Retail Health, 0.9%; Softlines, (2.5)%; and Hardlines/Home, (4.4)%. The 1.2 percent increase in Pamida comparable store sales was primarily due to an increase in pharmacy sales, partially offset by declines in general merchandise sales. Changes in Pamida comparable store sales in the third quarter of fiscal 2004 by category were as follows: Pharmacy, 16.7%; Hardlines, (1.4)%; and Softlines, (8.2)%.

The 1.2 percent increase in ShopKo comparable store sales during the first three quarters of fiscal 2004 was primarily related to increased sales in the hardlines/home category, as well as increased promotional sales. Changes in ShopKo comparable store sales in the first three quarters of fiscal 2004 by category were as follows: Hardlines/Home, 1.5%; Retail Health, 1.5%; and Softlines, 0.3%. The 1.6 percent increase in Pamida comparable store sales was attributable to increased pharmacy sales, which were aided by the purchase of customer pharmacy files and pharmacy installations in existing stores. Changes in Pamida comparable store sales in the first three quarters of fiscal 2004 by category were as follows: Pharmacy, 20.5%; Hardlines, (1.4)%; and Softlines, (8.3)%.

The Company's store activity is summarized below:

                                 39 Weeks Ended  Year Ended
                                ---------------  -----------
                                Oct 30,  Nov 1,  January 31,
                                  2004    2003      2004
                                -------  ------  -----------
SHOPKO STORES
     Beginning number of stores     141     141       141
     Openings *                       1       0         0
     Closings                         1       0         0
                                 ------  ------    ------
     Ending number of stores        141     141       141
                                 ======  ======    ======
PAMIDA STORES

     Beginning number of stores     218     223       223
     Openings                         7       2         2
     Closings                         5       5         7
                                 ------  ------    ------
     Ending number of stores        220     220       218
                                 ======  ======    ======

* ShopKo retail segment includes one new ShopKo Express location.

GROSS MARGIN:

Consolidated gross margin dollars increased 0.2 percent to $192.2 million in the third quarter of fiscal 2004 from $191.8 million for the same period last year. Consolidated gross margin, as a percent of net sales for the third quarter of fiscal 2004, was 25.8 percent compared with 25.3 percent for the same period last year. This increase was primarily attributable to improved pharmacy and general merchandise margins at ShopKo and lower distribution and inventory shrinkage costs at Pamida.

ShopKo's gross margin dollars decreased 0.6 percent to $145.2 million in the third quarter of fiscal 2004 from $145.9 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 26.2 percent compared with
25.7 percent for the same period last year. The rate increase was primarily due to improved pharmacy and general merchandise margins (94 basis points) partially offset by inventory shrinkage (23 basis points) and other various individually immaterial margin variations that in the aggregate comprise the remainder of the difference. Pamida's gross margin dollars increased 2.6 percent to $47.1 million in the third quarter of fiscal 2004 from $45.9 million for the same period last year. As a percent of sales, Pamida's gross margin was 24.3 percent in the third quarter of fiscal 2004 compared with 24.1 percent for the same period last year. The increase was primarily due to a reduction in distribution expenses (35 basis points) and lower inventory shrinkage expenses (11 basis points) partially offset by lower merchandise margins (27 basis points).

Consolidated gross margin dollars increased 0.6 percent to $579.3 million during the first three quarters of fiscal 2004 from $576.2 million for the same period last year. Consolidated gross margin, as a percent of net sales for the first three quarters of fiscal 2004, was 25.7 percent compared with 25.8 percent for the same period last year. The decrease in gross margin as a percent of net sales for the first three quarters of fiscal 2004 was primarily attributable to increased promotional sales mix at ShopKo in the first half of fiscal 2004.

ShopKo's gross margin dollars increased 0.3 percent to $430.8 million during the first three quarters of fiscal 2004 from $429.6 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 25.7 percent compared with 25.9 percent for the same period last year. The percent of sales decrease was primarily due to lower merchandise margins (15 basis points) attributable to increased promotional sales in the first half of fiscal 2004. Pamida's gross margin dollars increased 1.3 percent to $148.5 million during the first three quarters of fiscal 2004 from $146.6 million for the same period last year. As a percent of sales, Pamida's gross margin was 25.5 percent during the first three quarters of fiscal 2004 compared with 25.6 percent for the same period last year. The decrease was primarily due to a reduction in inventory shrinkage provision in the first quarter of fiscal 2003 (20 basis points) and lower merchandise margins (12 basis points) offset by a reduction in distribution expenses (26 basis points) in fiscal 2004.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended October 30, 2004 and November 1, 2003. There was no difference between the LIFO and FIFO cost methods at October 30, 2004, November 1, 2003 and January 31, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative (SG&A) expense dollars decreased 1.5 percent. SG&A expenses as a percent of net sales for the third quarter of fiscal 2004 were 21.8 percent, the same as the third quarter of fiscal 2003 primarily attributable to lower advertising costs at ShopKo (37 basis points) and disciplined expense management, offset by higher remodel costs (27 basis points) and increased pharmacy payroll (12 basis points) at both the ShopKo and Pamida divisions.

ShopKo's SG&A expenses as a percent of net sales for the third quarter of fiscal 2004 were 20.6 percent compared with 20.5 percent for the same period last year primarily due to lower advertising costs (50 basis points) and improvements in store payroll (26 basis points), offset by pre-opening expenses associated with the remodels (25 basis points) and increased employee benefit costs (15 basis points) and other various individually immaterial expense variations that in the aggregate comprise the remainder of the difference as well as the impact of lower sales. Pamida's SG&A expenses for the third quarter of fiscal 2004 were
22.1 percent of net sales compared with 23.1 percent for the third quarter last year. The improvement was driven by sales leveraging, i.e., sales increasing at a faster rate than the increase in expense dollars (38 basis points) and reduced operating expenses (employee benefits, maintenance and repair costs, and insurance costs) (104 basis points) partially offset by higher pre-opening costs (34 basis points).

Consolidated SG&A expense dollars increased but expenses as a percent of net sales for the first three quarters of fiscal 2004 were 21.6 percent, the same as for the prior year period. Although the rate remained flat for the first three quarters as compared to last year, the company experienced variances in fiscal 2004 primarily attributable to sales leveraging (25 basis points) and lower advertising costs (19 basis points), offset by increased payroll expenses (18 basis points) and pre-opening costs (15 basis points) and other various individually immaterial expense variations that in the aggregate comprise the remainder of the difference.

ShopKo's SG&A expenses as a percent of net sales for the first three quarters of fiscal 2004 were 20.2 percent, the same as the first three quarters of fiscal 2003. Although the rate remained flat for the first three quarters as compared to last year, ShopKo experienced variances in fiscal 2004 primarily due to lower advertising costs (25 basis points) and sales leveraging (20 basis points), offset by increased employee benefit costs (18 basis points), pre-opening costs (15 basis points) and other various individually immaterial expense variations that in the aggregate comprise the remainder of the difference. Pamida's SG&A expenses as a percent of net sales for the first three quarters of fiscal 2004 were 22.2 percent compared with 22.5 percent for the same period last year. The decrease was attributable to sales leveraging (35 basis points) and reduced operating expenses (52 basis points) offset by higher payroll due to Pharmacy growth (36 basis points) and pre-opening expenses (15 basis points).

DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses were $20.9 million for the third quarter of fiscal 2004 compared with $20.5 million for the same period last year. For the first three quarters of fiscal 2004, depreciation and amortization expenses were $63.6 million compared with $62.1 million for the same period last year. As a percent of net sales, consolidated depreciation and amortization expenses were 2.8 percent for the third quarter of fiscal 2004 compared with 2.7 percent for the same period last year. As a percent of net sales, consolidated depreciation and amortization expenses were 2.8 percent for the first three quarters in both fiscal 2004 and fiscal 2003.

INTEREST EXPENSE:

Interest expense for the third quarter of the fiscal 2004 increased by $0.8 million, or 10.0 percent, to $8.8 million compared with the same period last year. The $0.8 million increase was primarily attributable to interest received in the third quarter of fiscal 2003 associated with the settlement of a federal tax return audit. For the first three quarters of fiscal 2004, interest expense decreased 11.2 percent to $26.0 million compared with the same period last year primarily due to lower debt balances.

INCOME TAXES:

The Company's effective tax rate for the third quarter and first three quarters of fiscal 2004 was 39.0 percent compared with 39.7 percent for the third quarter and first three quarters of fiscal 2003. The decrease in the Company's effective tax rate is due to a lower state income tax rate, net of federal tax benefits.

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

      Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and the distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, sixteen were disposed of in subsequent years, leaving eight remaining properties (four owned properties and four leased properties) covered by the restructuring reserve as of the beginning of fiscal 2004. During the first three quarters of fiscal 2004, three owned properties were sold and none of the remaining leases were terminated. In the second quarter of fiscal 2004, the Company entered into contracts to sell the two remaining owned properties and recorded an additional $0.7 million increase to the property write-down reserve based on expected sale prices which were less than previously anticipated. The sale of one of the owned properties was consummated during the third quarter but subsequent to the close of the third quarter, the contract to sell the remaining owned property was terminated and the property continues to be marketed for sale. As of the end of the third quarter of fiscal 2004, there were five remaining properties (one owned property and four leased properties) covered by the restructuring reserve.

The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords and market for sale the owned property. However, lease terminations have been slower than anticipated and accordingly, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the termination of the leases.

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

The Financial Accounting Standards Board has released for comment an Exposure Draft entitled, "Share-Based Payment - - An Amendment to FASB Statements No. 123 and 95", which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in a company's statement of operations. The comment period ended June 30, 2004. The effective date for this statement is expected to be in the third quarter of fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact on the 13 and 39 week periods ended October 30, 2004 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" in Note C to the unaudited Condensed Consolidated Financial Statements. The impact of the exposure draft is not expected to be materially different than the impact of FASB Statement No. 123.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash used by operating activities was $17.3 million for the first three quarters of fiscal 2004 compared with cash used by operating activities of $5.3 million for the same period last year. The change in cash used by operating activities in comparison to the first three quarters of fiscal 2003 was primarily due to a $48.2 million decrease in the change of trade accounts payable partially offset by $12.9 million decrease in the change in merchandise inventories, a $10.3 million decrease in the change of accrued liabilities, and a $7.1 million increase in the change of accounts receivable from their respective year-end balances. The Company finances a significant portion of its operations through vendor financing. As of October 30, 2004, accounts payable totaled $297.5 million, a decrease of $36.0 million, compared with $333.5 million at the end of the third quarter of fiscal 2003. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of October 30, 2004, the Company had $206.9 million of long-term debt outstanding, consisting of $155.3 million of Senior Unsecured Notes and approximately $51.6 million of long-term notes payable. The Senior Unsecured Notes have maturity dates in November 2004 and March 2022, with approximately $55.3 million in principal amount of the Senior Unsecured Notes maturing November 2004. Subsequent to the close of the third quarter in fiscal 2004, the

Company funded the $55.3 million principal payment of the Senior Unsecured Notes through operating cash flow and availability under the Amended Secured Credit Facility (as described below). A more detailed description of these Senior Unsecured Notes is contained in Note D of the Notes to Consolidated Financial Statements in the Company's fiscal 2003 Annual Report on Form 10-K. Subject to certain limitations set forth in our Amended Secured Credit Facility, proceeds of the Facility or funds from other sources may be used to retire or repurchase Senior Unsecured Notes. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition, the Company had $156.1 million outstanding under its Amended Secured Credit Facility at the end of the third quarter of fiscal 2004 compared with $205 million outstanding at the end of the third quarter of fiscal 2003. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility. The Company had $261.8 million in availability at the end of the third quarter.

The Amended Secured Credit Facility terminates August 19, 2007, and limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of October 30, 2004 and for the third quarter of fiscal 2004, the Company was in compliance with all covenants in the Amended Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of October 30, 2004 (in thousands):

                                               Less than 1                            After
CONTRACTUAL OBLIGATIONS (1)           Total       year       2-3 years  4-5 years    5 years
---------------------------         ---------- -----------  ----------  ----------  ----------
Long-Term Debt                      $  206,912  $   56,359  $    5,886  $    2,988  $  141,679
Capital Lease Obligations (2)           96,029       6,584      11,927      12,736      64,782
Operating Leases (3)                   189,654      19,651      36,602      31,557     101,844
Total Contractual Cash Obligations     492,595      82,594      54,415      47,281     308,305

(1) The schedule excludes obligations of $156.1 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $10.4 million of outstanding documentary letters of credit and $21.4 million of standby letters of credit as of October 30, 2004 (which reduce availability under the Amended Secured Credit Facility)

(2) Capital lease obligations represent the total minimum future obligations, net of $69.3 million of interest.

(3) Operating leases are the aggregate future payments for operating leases as of October 30, 2004, including closed stores.

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

The Company spent $19.4 million in the third quarter and $50.8 million in the first three quarters of fiscal 2004 on capital expenditures compared with $21.4 million and $35.4 million in the third quarter and first three quarters of fiscal 2003, respectively. The increase in capital expenditures during the first three quarters of fiscal 2004 as compared with the same period in fiscal 2003 are primarily due to the store remodeling activity in both divisions, consolidation of the Omaha Distribution Centers, expanding the Company's retail health business, and improving its information technology infrastructure. Capital expenditures for fiscal 2004 are now expected to be in the range of $80 to $85 million, reflecting the delay or elimination of some projects, compared with $60.4 million for fiscal 2003. The total estimated capital expenditures for fiscal 2004 is within the restrictions on capital expenditures in the Amended Secured Credit Facility. The expected expenditures during the remainder of fiscal 2004 relate primarily to investments in store remodels (including new merchandise initiatives), technology infrastructure, and two ShopKo freestanding drug stores. Such plans may be reviewed and revised from time to time in light of changing conditions.

INFLATION:

Inflation has had only a minor effect on the results of operations of the Company and its internal and external sources of liquidity. The recent increases in fuel costs have not significantly impacted the Company's expenses, but further increases could adversely impact the Company's distribution and distribution expenses, as well as raise the purchase price of petroleum-based merchandise items. To the extent inflation results in changes in interest rates, the Company's future interest expense will be affected. At this time, the Company is not anticipating a significant financial impact on the fiscal 2004 results of operation due to inflation.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS:

      Certain statements contained in Item 2, "Management's Discussion and Analysis" and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements discuss, among other things, expected growth, future revenues, product development, debt reduction, capital expenditures and deployment plans and future operating and financial performance. The forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in such forward-looking statements. These risks and uncertainties include, but are not limited to: 1.) the impact of accounting pronouncements as described herein; and 2.) the following which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004: a.) significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations-most notably the highly seasonal nature of the business; g.) competition; h.) U.S. and international political unrest and extended economic slowdown; i.) general economic conditions and weather; j.) smooth functioning distribution network; k.) labor conditions; l.) anti-takeover provisions in the Company's organizational documents; m.); pending or future changes in laws or regulations and n.) pending or future litigation. These and other risks and uncertainties as may be indicated in subsequent filings with the Securities and Exchange Commission, are incorporated herein by reference. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which may, or may not come to fruition. In addition, the Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)   Changes in Internal Control

      There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  SHOPKO STORES, INC. (Registrant)

Date: December 9, 2004            By: /s/ Sam K. Duncan
                                      ------------------------------------------
                                  Sam K. Duncan
                                  Chief Executive Officer, President
                                  (Duly Authorized Officer of Registrant)

Date: December 9, 2004            By: /s/ Brian W. Bender
                                      ------------------------------------------
                                  Brian W. Bender
                                  Senior Vice President, Chief Financial Officer
                                  (Principal Financial Officer and Duly
                                  Authorized Officer of Registrant)

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

32.1 Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350.

32.2            Statement of Brian W. Bender, Senior Vice President,
                Officer, pursuant to 18 U.S.C. ss. 1350.