Form 10-K
period 2005-01-29
SHOPKO STORES INC
filed 2005-04-01
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR (52 WEEKS) ENDED JANUARY 29, 2005

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

     Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
          Title of each class                         which registered
     ---------------------------------------         -------------------
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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2004 was approximately $454,598,652 (based upon the closing price of Registrant's common stock on the New York Stock Exchange on such date).

      Number of shares of $0.01 par value common stock outstanding as of March 25, 2005: 29,795,809.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 25, 2005.

                           (Cover page 2 of 2 pages)

                                     PART I

ITEM  1. BUSINESS

GENERAL

      ShopKo Stores, Inc. ("ShopKo" or the "Company"), a Wisconsin corporation, was incorporated in 1961 and in 1971 became a wholly-owned subsidiary of Supervalu Inc. ("Supervalu"). On October 16, 1991, the Company sold 17,250,000 common shares or 54% of equity ownership in an initial public offering. On July 2, 1997, Supervalu exited its remaining 46% investment in the Company through a stock buyback and secondary public offering. The Company's principal executive offices are located at 700 Pilgrim Way, Green Bay, Wisconsin 54304, and its telephone number is (920) 429-2211. The Company's internet website can be found at www.shopko.com. ShopKo's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available free of charge on this website as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission. In addition, the Company makes information about quarterly webcasts and recent press releases available free of charge on its website. The Company is not including the information contained on its website as a part of or incorporating by reference into this annual report on Form 10-K.

      The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The ShopKo Retail segment consists of a multi-department retailer operating under the "ShopKo" name, located primarily in mid-size and larger communities. The ShopKo retail stores are committed to offering quality merchandise, services and value to meet customers' needs for home, family basics, casual apparel and seasonal products along with a special emphasis on retail health, operating in-store pharmacies and optical centers. As of January 29, 2005, the Company had 140 ShopKo retail stores operating in 15 Midwest, Pacific Northwest and Western Mountain states. The ShopKo Retail segment also includes three ShopKo Express Rx stores, a new and convenient neighborhood drugstore concept.

      The Pamida Retail segment is a general merchandise retailer, headquartered in Omaha, Nebraska, which serves smaller and more rural communities, offering a convenient, one-stop shopping format. The Pamida Retail segment was acquired in fiscal 1999. As of January 29, 2005, the Company had 220 Pamida retail stores operating in 16 Midwest, North Central and Rocky Mountain states. Financial information about these two business segments is included in Note I of the Notes to Consolidated Financial Statements for fiscal year 2004.

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

   - being a customer-driven organization, responding to the wants and needs of its customers,

   - exceeding customers' expectations in terms of merchandise assortment, service and value,

   - ensuring that merchandise, particularly advertised merchandise, is available for purchase, and

   -  providing simplicity, speed and friendliness in the shopping experience.

ShopKo provides quality trend-correct, casual lifestyle merchandise at value prices in an attractive, customer-friendly shopping environment.

MERCHANDISING AND SERVICES - SHOPKO RETAIL

            The ShopKo Retail store net sales mix for the last three fiscal years was:

                                  2004            2003           2002
                                  ----            ----           ----
HARDLINES                          50%             52%            53%
SOFTLINES                          20%             19%            20%
RETAIL HEALTH                      30%             29%            27%

      ShopKo Retail stores carry a wide assortment of name brand and private brand softline goods, including:

   -  women's, men's and children's apparel,

   -  shoes,

   -  jewelry,

   -  watches, and

   -  accessories.

      ShopKo also carries a wide assortment of seasonal and everyday basic categories of hardline goods such as:

   -  housewares,

   -  home textiles,

   -  household supplies,

   -  health and beauty aids,

   -  home entertainment products,

   -  small appliances,

   -  furniture,

   -  cosmetics,

   -  music/videos,

   -  toys,

   -  sporting goods,

   -  greeting cards and gift wrap,

   -  candy,

   -  snack foods, and

   -  lawn and garden.

      ShopKo carries a broad assortment of merchandise to provide customers with a convenient one-stop shopping destination for everyday items. For example, in 2004 the Company expanded the beverage area to include beer and wine in select stores. ShopKo's accommodating customer service policies provide customers with a pleasant shopping experience.

      ShopKo continually seeks to offer customers leading national brand names in its merchandise lines. It concentrates on brands that have wide customer acceptance and provide quality and value. In addition, ShopKo seeks to maintain the appropriate mix of private brand goods through its well-developed private brand programs. The Company participates in a global sourcing group to pursue private brand development and procurement of consumables, health and beauty aids and household commodities. ShopKo's in-house quality assurance and technical design team analyzes and develops the quality of its fashion offerings. This allows ShopKo to deliver a better and more consistent product for the customer, with greater control and efficiency.

      The Company also provides retail health services in the majority of its ShopKo stores. Of the Company's 143 stores (including three ShopKo Express Rx stores) as of January 29, 2005, 142 include retail pharmacies and 140 include optical centers. In addition to generating store traffic and building customer loyalty, these services contribute significantly to the Company's overall profitability and provide the opportunity for additional growth. ShopKo's pharmacies filled over 12.3 million prescriptions in fiscal 2004 and 12.7 million in fiscal 2003. The decrease in prescriptions is primarily due to the closing of one ShopKo store in June of fiscal 2004 and various industry trends including the increased use of mandatory mail order programs, the shift of Claritin and Prilosec from prescription to over-the-counter status, and the decrease in pharmacy utilization due to increased patient co-pays and Canadian reimportation.

      ShopKo's optometrists perform in-store eye exams and prescribe correctional lenses, most of which are fabricated in the Company's centralized optical laboratory and in approximately 67 in-store finishing labs. In fiscal 2004, ShopKo dispensed over 667,000 eyewear prescriptions, compared to 663,000 eyewear prescriptions in fiscal 2003. The in-store finishing labs typically service other ShopKo stores in the vicinity and provide customers with same day or next day optical service for single vision lenses.

      Included in the ShopKo Retail segment is the Company's new and convenient neighborhood drugstore concept, ShopKo Express Rx. The Company is testing three drugstores located in suburban neighborhoods in Wisconsin and will continue to evaluate the concept in fiscal 2005. The drugstores offer professional pharmacy services, health and wellness products and information, home business solutions, photo processing, as well as a convenient assortment of food and beverages and traditional drugstore related products.

MARKETING AND ADVERTISING - SHOPKO RETAIL

      ShopKo markets its general merchandise and retail pharmacy and optical services by using week-end and mid-week newspaper circulars, which enables ShopKo to reach a broad-based group of customers. The four-color week-end circulars average 24 pages, supplemented with smaller mid-week circulars. The circulars feature values throughout ShopKo's stores and have a circulation of
4.4 million. The circulars are designed to communicate value and newness, and convey the updated, trend-correct look and feel of our product offerings. ShopKo uses direct mail advertisements selectively during key promotional periods. These direct mail advertisements average 56 pages and have a circulation of 5.8 million. All printed advertising materials are designed by the Company's in-house design team and photographed in the Company's own photography studios.

SHOPKO RETAIL STORE LAYOUT AND DESIGN

      ShopKo stores are designed for simplicity, speed and ease of the shopping experience. The stores emphasize ShopKo's customers' lifestyles and brand awareness. The stores feature competitive assortments of softlines, home and hardlines products as well as pharmacy and optical centers. The pharmacy and optical centers are located in the front of the store for added convenience. Health and Beauty Aids and Over-the-counter products have been positioned adjacent to the pharmacy, in most stores, to provide a total health care environment. ShopKo designs the remainder of the store in a "racetrack" configuration that assists customers in navigating easily throughout the store.

      The Company completed 10 major store remodels in fiscal year 2004, which tested various store layouts, display techniques and merchandise mixes and will be incorporated in future store remodels. The Company's current average ShopKo store size is over 90,000 square feet (excluding ShopKo Express Rx stores). Future store size may vary depending on changes to the Company's store design, the community in which the store is located, and the retail competition in the immediate area.

SHOPKO RETAIL STORE OPERATIONS AND MANAGEMENT

      ShopKo's store operations organization focuses on:

      -  Delivering a great customer experience

      -  Consistent, timely execution of merchandising plans

      -  Maximizing profitability of stores for today and in the future

      ShopKo store operations group strives to drive profitable sales through the execution of the merchandising plans to help ensure customer satisfaction by having the right item in stock at the right time. ShopKo's operating philosophy encourages trust and empowerment of teammates to do what's right for the customer while holding each other accountable for the results. The store operations organization framework is based on three key components: customers, financial performance and teammates.

      Customers. The Company has focused on serving our customers at a level that will exceed their expectations. ShopKo has developed and implemented a customer service program that rewards teammates for the great service they provide. Fiscal 2004 was the first full year of this program that was implemented in fall of fiscal 2003. This program is monitored by an outside company to help ensure that ShopKo is meeting the ever changing needs of the customer.

      Financial performance. The Company is committed to maximizing its financial performance. ShopKo has focused on improving productivity through use of technology, training and by developing best practices to help ensure the reduction in costs and the improvement in productivity.

      Teammates. The Company believes in providing all teammates with the training necessary for them to perform their jobs with excellence. ShopKo encourages individual thinking while rewarding teammates for high performance and serving its customers with excellence.

      ShopKo holds its store operations management teams accountable for execution of merchandising plans, operational objectives and achievement of financial goals. ShopKo emphasizes ongoing development of its management teams to help ensure that they have the skills necessary to meet these objectives.

PURCHASING AND DISTRIBUTION - SHOPKO RETAIL

      ShopKo purchases merchandise from more than 1,990 vendors. ShopKo's ten largest vendors accounted for approximately 38.6% of ShopKo's purchases during fiscal 2004. ShopKo believes that most merchandise, other than branded goods, is available from a variety of sources. ShopKo is working with its entire supply chain to link its vendors into ShopKo's general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. The majority of ShopKo's vendors are linked to its electronic data interchange purchase order systems. Select vendors electronically receive point-of-sale information from ShopKo, which allows them to respond to changing inventory levels in the stores. In addition, the majority of ShopKo's vendors are electronically transmitting invoices directly into the Company's automated invoice matching system.

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

      Direct imports accounted for approximately 7.0% of ShopKo's purchases, based upon cost of goods, during fiscal 2004. ShopKo buys its imported goods principally in the Far East and ships the goods to its distribution centers for distribution to the stores.

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

      ShopKo believes that these cost reductions help it remain price-competitive. During fiscal 2004, approximately 90% of the merchandise sold by ShopKo, excluding optical and pharmaceutical products, flowed through its distribution centers.

      The Company operates a fleet of tractors and trailers to transport merchandise from the distribution centers to the ShopKo stores. This provides control over the timing of inventory deliveries, resulting in store labor savings. Third party transportation companies are utilized as needed.

      Expansion of the ShopKo distribution center in Omaha, Nebraska was completed and operational in July 2004. The expansion added 135,000 square feet and accommodated the consolidation of the Pamida distribution operations formerly located at a separate facility in Omaha into the ShopKo facility.

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

      ShopKo uses point-of-sale terminal systems for electronic price lookup and tracking sales information at store and Stock Keeping Unit (SKU) level. ShopKo uses a high-speed, private, frame relay communications network to provide real-time, on-line credit card and check authorization as well as pharmacy adjudication. ShopKo uses portable radio-frequency terminals extensively in its stores for merchandise receiving, stocking, replenishment, pricing and label printing. ShopKo operates self checkout units in fourteen stores, with additional installations under consideration for fiscal 2005.

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

      The Company expects that a substantial portion of future information technology investments will be made in support of merchandising, main-store, transportation and logistics, and health services systems.

EXPANSION - SHOPKO RETAIL

      The Company plans to remodel up to 16 existing ShopKo stores in fiscal 2005. In addition to the remodels, the Company plans to invest in merchandise initiatives in key categories. The Company does not currently anticipate the addition of any new full-size ShopKo stores in the upcoming fiscal year. See
Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. Costs for conversion of existing stores to a remodeled design concept, as well as the timing of renovations of existing stores, will depend on a variety of factors, including the success of the stores remodeled in the 2004 fiscal year. The Company's plans with respect to new store growth are subject to change, and there can be no assurances that the Company will achieve its plans.

      The Company opened three new ShopKo Express Rx Stores during the fiscal 2004. In fiscal 2005, the Company will continue to evaluate ShopKo Express Rx for possible expansion in fiscal 2006.

COMPETITION - SHOPKO RETAIL

      The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national, regional and local discount stores, high-volume national category discounters, specialty niche retailers, catalog merchants and internet retailers. In addition, department stores compete with ShopKo on some branded merchandise lines, discount specialty retail chains compete with some merchandise lines such as health and beauty aids, household and cleaning supplies, electronics, bed and bath, housewares, casual furniture and toys, and pharmaceutical and optical operations compete with some of ShopKo's pharmacy and optical centers. ShopKo believes that the principal competitive factors in its markets include:

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

      The percentage of ShopKo stores where these competitors are present within the applicable market is as follows:

                        - Wal-Mart 97%

                        - Target   75%

                        - Kmart    70%

ShopKo also competes with regional chains in some markets in the Midwest and the Pacific Northwest. These competitors continue to open new stores in ShopKo's markets.

      Historically, the entry of one of these chains into an area served by a ShopKo store generally has had an adverse effect on the affected store's sales growth for approximately 12 to 24 months. After such initial 12 month time period, the ShopKo store generally has resumed its previous sales trend, although not necessarily to previous sales levels. Entry by one of these competitors into a ShopKo market often has resulted in permanently intensified price competition. In addition, ShopKo store sales are generally negatively affected by a competitor's increased saturation through expansion, relocation and additional stores in an existing market.

SEASONALITY - SHOPKO RETAIL

      ShopKo's retail general merchandise operations are highly seasonal. Historically, ShopKo's second and fourth fiscal quarters have contributed a significant part of the Company's earnings, with the latter due to the Christmas selling season.

PAMIDA RETAIL

MERCHANDISING PHILOSOPHY - PAMIDA RETAIL

      Pamida's strategy is to offer consumers in small, rural communities a convenient one-stop shopping format. A typical store carries a broad assortment of value-priced softlines and hardlines merchandise, including consumables, and in 2003 Pamida began to expand the beverage area to include alcohol. As of January 29, 2005, Pamida also had retail pharmacies in 113 of its 220 stores.

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

MERCHANDISING AND SERVICES - PAMIDA RETAIL

      The Pamida Retail store net sales mix for the last three fiscal years was:

                       2004            2003           2002
                       ----            ----           ----
HARDLINES               63%             65%            67%
SOFTLINES               15%             16%            17%
PHARMACY                22%             19%            16%

   Pamida's softlines division includes:

   -  men's, women's, children's and infant's clothing,

   -  men's and women's footwear, and

   -  jewelry and accessories

      Pamida's hardlines division includes categories such as:

   -  home furnishings,

   -  hardware,

   -  domestics,

   -  electronics,

   -  lawn and garden,

   -  cosmetics,

   -  seasonal,

   -  consumables,

   -  health and beauty aids,

   -  automotive, and

   -  toys.

      Pamida added 10 new pharmacies in fiscal 2004. Pharmacies have proven to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends to continue its aggressive growth of its pharmacy base for at least the next couple of years.

MARKETING AND ADVERTISING - PAMIDA RETAIL

      Pamida's advertising primarily utilizes four-color weekly circulars coordinated by an internal advertising staff. Circulars advertise brand-name and other merchandise at competitive prices.

PAMIDA RETAIL STORE LAYOUT AND DESIGN

      Pamida remodeled 51 stores in fiscal 2004 using various layouts and merchandising mixes. Customer response to the Hometown Value remodels which emphasize convenience, value and selection, has been positive. These remodels reflect a new merchandise mix featuring compelling pricing on consumables and convenience items. Five of the 51 remodeled stores utilize a new extreme Hometown Value concept which includes a merchandising mix heavily weighted away from national brands to improve margins, a pricing strategy of everyday low prices, minimal advertising and reduced inventory investment. The Company intends to remodel up to 35 stores in the next fiscal year, using a mixture of the remodeling concepts.

      Pamida's stores average approximately 32,900 gross square feet and range in size from approximately 3,000 to 50,000 square feet of sales area. Pamida continues to make adjustments to its model as it identifies new strategies and trends.

PAMIDA RETAIL STORE OPERATIONS AND MANAGEMENT

      The methods Pamida employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores and friendly, well-trained personnel.

PURCHASING AND DISTRIBUTION - PAMIDA RETAIL

      Pamida maintains a centralized purchasing, merchandise allocation and space planning staff at its central offices. Pamida's point-of-sale data equipment provides daily information to Pamida's buyers and inventory management specialists to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

      Pamida purchases merchandise from more than 1,900 vendors. Pamida's ten largest vendors accounted for approximately 36.1% of Pamida's purchases during fiscal 2004. Pamida believes that most merchandise, other than branded goods, is available from a variety of sources. Pamida is working with its entire supply chain to link its vendors into Pamida's general merchandise business planning process to reduce costs and to replenish its inventory more efficiently. A significant percentage of Pamida's vendors are linked via electronic data interchange for purchase order and invoicing processing. Select vendors electronically receive point-of-sale information from Pamida, which allows them to respond to changing inventory levels in the stores. In addition, many of Pamida's vendors are electronically transmitting invoices directly into the Company's automated invoice matching system.

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

      Direct imports accounted for approximately 4.7% of Pamida's purchases, based upon cost of goods, during fiscal 2004. Pamida buys its imported goods principally in the Far East and ships the goods to its distribution centers for distribution to the stores.

      Pamida operates a 418,000 square foot distribution facility in Lebanon, Indiana which is used as a full-service operation providing both full-case and less-than-case merchandise distribution. This facility mainly services Pamida's eastern districts.

      Expansion of the ShopKo distribution center in Omaha, Nebraska was completed in July of fiscal 2004. The expansion of the ShopKo facility added 135,000 square feet to accommodate the consolidation of the Pamida distribution operations into the automated ShopKo facility. The move included investment in expanding conveyors, fixtures, and systems. As a result, Pamida closed its Omaha facility and consolidated distribution operations with ShopKo's expanded distribution center in the Omaha area. The Pamida Omaha facility was sold in December of fiscal 2004.

      Each facility serves primarily as a distribution center for bulk shipments and promotional and replenishment merchandise on which cost savings can be realized through quantity purchasing. During fiscal 2004, approximately 84% of Pamida's merchandise, excluding pharmaceutical products, was distributed to the stores through the distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

MANAGEMENT INFORMATION SYSTEMS - PAMIDA RETAIL

      Similar to ShopKo, Pamida employs integrated retail information systems, including merchandise procurement, inventory management, automated replenishment, merchandise and space planning, warehouse management, pharmacy management and point of sale.

      Pamida's data center and selected information technology support functions are located at the corporate headquarters in Green Bay, Wisconsin. Pamida will continue to selectively upgrade and enhance its existing information systems, while seeking opportunities to leverage future technology investments in conjunction with the ShopKo division.

EXPANSION - PAMIDA RETAIL

      The Company has announced plans to open up to eight new Pamida stores in fiscal 2005. In addition, the Company plans to acquire pharmacy customer lists to expand its retail pharmacy business or may acquire pharmacy locations to expand the Pamida store base. Pamida is using an inexpensive alternative of leasing existing vacant retail locations for expansion and growth. The risks associated with this alternative will be minimized through the negotiation of shorter lease terms and options for lease extensions.

      The Company has identified certain communities as potential sites for Pamida stores and in which it believes it can achieve an attractive market position. There is, however, no assurance that the Company will open stores in such communities or on any particular time schedule. Pamida will also continue to evaluate other merchandise mix and store formats.

COMPETITION - PAMIDA RETAIL

      The general merchandise retail business is highly competitive. Pamida's stores generally compete with other general merchandise retailers, supermarkets, dollar stores, drug and specialty stores, mail order and catalog merchants, internet retailers and, in some communities, department stores. The type and degree of competition and the number of competitors with which Pamida's stores compete vary by market.

      Pamida stores generally are located in small towns where there is less direct local competition from other major general merchandise retailers primarily due to the towns being too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations.

      The percentage of Pamida stores where national general merchandise discount chains are present (within 10 miles) is as follows:

                        - Wal-Mart 12%

                        - Kmart     6%

                        - Target    2%

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

CONSOLIDATED

EMPLOYEES

      The Company employs approximately 17,000 persons in its ShopKo division, of whom approximately 7,700 are full-time employees and 9,300 are part-time employees and approximately 5,800 persons in its Pamida division, of whom approximately 2,800 are full-time employees and 3,000 are part-time employees. During the Christmas shopping season, the Company typically employs additional persons on a temporary basis. No employees of the Company are covered by collective bargaining agreements.

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

Substantial Compliance

      The Company's management believes the Company is in substantial compliance with all existing statutes and regulations material to the operation of the Company's pharmacy and optical services businesses and, to date, no state or federal agency has taken enforcement action against the Company for any material non-compliance, and to the Company's knowledge, no such enforcement against the Company is presently contemplated.

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

      The Company has a significant amount of debt, which could adversely affect its business and growth prospects. At January 29, 2005, the Company had approximately $332.3 million of total debt and lease obligations, including $85.7 million outstanding on an amended and restated senior secured revolving credit facility (the "Amended Secured Credit Facility"). The restrictions and limitations in the Amended Secured Credit Facility, as well as the significant amount of debt in general, could have material adverse effects on the Company's business. For example, it:

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

      The Company may not achieve the expected benefits of current or future reorganizations. During the fourth quarter of fiscal 2000, the Company announced a strategic reorganization plan to improve the productivity of its assets and reduce debt. The plan included store and distribution center closings and a charge to earnings of approximately $125 million. Based on the overall softness in the real estate market and an independent valuation analysis, the Company added $6.0 million to the reserve in the fourth quarter of fiscal 2002 and an additional $0.7 million to the reserve in the second quarter of fiscal 2004. Due to many variables and uncertainties, the Company may not achieve all of the expected benefits of its plan and additional charges may be necessary in the future. There can be no assurances that additional reorganizations of this nature, together with related charges to earnings, will not be required in the future to improve the productivity and efficiency in the Company's ShopKo and Pamida segments. Such reorganizations and charges to earnings could have a material adverse effect on our financial position or results of operations.

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

      Competition in the retail industry could limit the Company's growth opportunities and reduce its profitability. The Company competes in the discount retail merchandise business. This business is highly competitive. The competitive environment subjects the Company to the risk of reduced profitability. The Company competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. The discount retail merchandise business is subject to excess capacity and some of the Company's competitors are much larger and have substantially greater resources than the Company. The competition for customers and store locations has intensified in recent years as larger competitors, such as Wal-Mart, Kmart and Target, have moved into the Company's geographic markets. The Company expects a further increase in competition from these national discount retailers. There can be no assurance the Company will be able to continue to compete successfully.

      The long-term economic effects of U.S. and international political unrest and an extended economic slowdown could negatively affect the Company's financial condition. The ongoing military operations in Iraq, terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic uncertainties. These events could adversely affect the Company's business and operating results in ways that presently cannot be predicted. If terrorist attacks, political unrest, international conflict or other factors cause overall economic decline, the Company's financial condition and operating results could be materially adversely affected.

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

ITEM 2. PROPERTIES

      As of January 29, 2005, the Company operated 140 ShopKo and 3 ShopKo Express Rx retail stores in 15 Midwest, Western Mountain and Pacific Northwest states. The following table sets forth the geographic distribution of these stores as of the indicated date:

                   # OF                               # OF
  STATE           STORES              STATE          STORES
----------        ------          ------------       ------
California          1             Nebraska             11
Colorado            3             Nevada                2
Idaho               9             Oregon                4
Illinois           10             South Dakota          6
Iowa                5             Utah                 15
Michigan            4             Washington           10
Minnesota          13             Wisconsin            45
Montana             5                                 ---
                                  TOTAL               143

      As of January 29, 2005, the Company operated 220 Pamida retail stores in 16 Midwest, North Central and Rocky Mountain states. The following table sets forth the geographic distribution of the present Pamida stores:

                   # OF                               # OF
 STATE            STORES             STATE           STORES
---------         ------          ------------       ------
Illinois             8            Montana               9
Indiana             10            Nebraska             15
Iowa                41            North Dakota          7
Kansas               5            Ohio                 12
Kentucky             9            South Dakota          6
Michigan            19            Tennessee             5
Minnesota           26            Wisconsin            19
Missouri            20            Wyoming               9
                                                      ---
                                  TOTAL               220

      Of the Company's 363 ShopKo and Pamida retail stores at January 29, 2005 the number of stores owned and leased are listed below:

                                             OWNS BUILDING SUBJECT
                  OWNS LAND AND BUILDING           TO GROUND          LEASES LAND
                         OUTRIGHT                    LEASE            AND BUILDING    TOTAL
                  ----------------------     ---------------------    ------------    -----
SHOPKO STORES              116*                        8                    19         143

PAMIDA STORES               63                         1                   156         220

TOTAL                      179                         9                   175         363

*     Fifteen of which are subject to mortgages.

      The ground leases expire at various dates ranging from 2006 through 2018 and the other leases expire at various dates ranging from 2005 through 2038.

      As of January 29, 2005, the Company's other principal properties were as follows:

                                                                    SQ. FT. OF
                                                                     BUILDING
   LOCATION                                USE                         SPACE       TITLE
---------------         ------------------------------------------  ----------     ------
Green Bay, WI           ShopKo Corporate Headquarters                 228,000      Owned
De Pere, WI             ShopKo Distribution Center / Return Center    494,000      Owned
Boise, ID               ShopKo Distribution Center                    347,000      Owned
Omaha, NE               ShopKo/Pamida Distribution Center             529,000      Owned
Ashwaubenon, WI         ShopKo Optical Lab                             29,000      Owned
Omaha, NE               Pamida Corporate Headquarters                 215,000      Owned
Lebanon, IN             Pamida Distribution Center                    418,000      Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of fiscal year 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                SERVED IN  EMPLOYED
                                                                                 CURRENT    BY THE
                                                                                POSITION   COMPANY
       NAME         AGE*                        POSITION*                         SINCE     SINCE
       ----         ----                        ---------                         -----     -----
Sam K. Duncan        53   President and Chief Executive Officer                    2002      2002

Steven R. Andrews    52   Senior Vice President, Law & Human
                               Resources, General Counsel                          2003      2002

Brian W. Bender      56   Senior Vice President, Chief Financial Officer           2000      2000

Michael J. Bettiga   51   Senior Vice President,  Retail Health Operations         2003      1977

Larry L. Gentry      45   Senior Vice President, Store Operations                  2004      2003

Michael J. Hopkins   54   President, Pamida Division                               1999      1995

Rodney D. Lawrence   47   Senior Vice President, Property Development              1996      1996

Matthew J. Lynch     45   Senior Vice President, Chief Information Officer         2003      1998

Paul G. White        48   Senior Vice President, Chief Merchandising Officer       2004      2003

Douglas N. Wurl      43   Senior Vice President, General Merchandise Manager -
                               Hardlines and Home                                  2003      2000

* as of January 29, 2005

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

      Mr. Bettiga has been Senior Vice President, Retail Health Operations since November, 1999. From November, 1999 to March, 2003, Mr. Bettiga was also responsible for Store Operations. Prior to that, he served as Senior Vice President, General Merchandise Manager, Retail Health Services since November, 1997. From February, 1995 to November 1997, he was Senior Vice President Health Services. Prior to that, he was Vice President Health Services, a position he held since October, 1993. Mr. Bettiga has held several other positions within ShopKo's health services division since joining the Company in 1977.

      Mr. Gentry has been Senior Vice President, Store Operations since August 2004. He had been Vice President, Store Operations since joining the Company in April 2003. Prior to joining ShopKo, Mr. Gentry held various store operations positions from 1976 to 2003 with Fred Meyer, Inc. (a division of The Kroger Co. since 1999), including: Senior Vice President of Store Operations from 2002 to 2003; Group Vice President Stores from 2000 to 2002; Regional Vice President from 1992 to 2000.

      Mr. Hopkins has been President of Pamida, Inc. since July, 1999. Prior to that he served as Senior Vice President, Home for ShopKo Stores, Inc. since November, 1995. From 1992 to 1995, Mr. Hopkins was Senior Vice President Merchandise Planning and Distribution at Broadway Stores, Inc. (renamed Carter Hawley Hale). Prior thereto, Mr. Hopkins served as Senior Vice President and General Merchandise Manager of Home with Broadway Southwest division of Carter Hawley Hale from 1985 to 1992.

      Mr. Lawrence has been a Senior Vice President, since joining the Company in May, 1996. Currently, his title is Senior Vice President, Property Development. Prior to joining ShopKo, he was Vice President Store Planning with Broadway Stores, Inc. from 1994 to 1996. Mr. Lawrence was Director of Store Planning with Carter Hawley Hale Stores, Inc. in Los Angeles in 1992 to 1994 and Vice President Visual Merchandising with Broadway Southwest, Mesa, Arizona in 1989 to 1992.

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

      Mr. White was promoted to Senior Vice President, Chief Merchandising Officer in August, 2004. He had been Senior Vice President, General Merchandise Manager - Softlines since joining the Company in October, 2003. Prior to joining the Company, Mr. White was with the Famous-Barr division of May Department Stores from 1995 to 2003. Most recently he was Senior Vice President, Advertising and Sales Promotion from August, 1998 to June, 2003. Prior to that, Mr. White held several senior management and merchandising positions since 1985 with The May Department Stores, Federated Department Stores and Elder Beerman Department Stores.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

      ShopKo Stores, Inc. common shares are listed on the New York Stock Exchange under the symbol "SKO" and in the newspapers as "ShopKo." As of March 25, 2005, ShopKo's common shares were held by 2,409 record owners.

      The following table sets forth the high and low reported closing sales prices for the common stock for the last two fiscal years as reported on the New York Stock Exchange Composite Tape.

                                                   HIGH         LOW
                                                 --------    --------
FISCAL YEAR 2003
     First Quarter (ended May 3, 2003)           $12.2000    $10.0800
     Second Quarter (ended August 2, 2003)       $14.2300    $11.0800
     Third Quarter (ended November 1, 2003)      $16.6700    $12.1900
     Fourth Quarter (ended January  31, 2004)    $17.0100    $14.0000

FISCAL YEAR 2004
     First Quarter (ended May 1, 2004)           $15.4500    $13.2600
     Second Quarter (ended July 31, 2004)        $16.0000    $12.2200
     Third Quarter (ended October 30, 2004)      $18.6000    $14.9500
     Fourth Quarter (ended January 29, 2005)     $19.8300    $17.0400

      The closing sales price of the common stock on the New York Stock Exchange on March 24, 2005 was $21.80 per share.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                             (a)                                                      (c)
                                             ---                      (b)                             ---
                                     Number of securities             ---               Number of securities remaining
                                       to be issued upon    Weighted-average exercise    available for future issuance
                                          exercise of          price of outstanding     under equity compensation plans
                                     outstanding options,     options, warrants and     (excluding securities reflected
           Plan Category              warrants and rights             rights                     in column (a))
           -------------             --------------------   -------------------------   -------------------------------
Equity compensation plans approved
    by security holders                    2,355,811                $ 16.63                        1,895,570

Equity compensation plans not
    approved by security holders               - 0 -                  - 0 -                            - 0 -
                                           ---------                -------                        ---------
               Total                       2,355,811                $ 16.63                        1,895,570
                                           ---------                -------                        ---------

In fiscal 2004, the Company repurchased an aggregate of 5,627 shares of its common stock through the surrender of shares by employees pursuant to agreements under the Company's stock incentive plans to satisfy tax withholding obligations. These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            FISCAL YEARS ENDED
                                                        -----------------------------------------------------------
                                                        JAN. 29,    JAN. 31,     FEB. 1,     FEB. 2,      FEB. 3,
                                                          F2005       F2004       F2003       F2002        F2001
                                                        (52 WKS)    (52 WKS)    (52 WKS)    (52 WKS)    (53 WKS)(1)
                                                        --------    --------    --------    --------    -----------
SUMMARY OF OPERATIONS (MILLIONS)
   Net sales                                            $  3,167    $  3,184    $  3,240    $  3,374    $  3,517
   Licensed department rentals and other income               13          13          13          13          13
   Gross margin                                              828         818(8)      833         806         865(2)
   Selling, general and administrative expenses              653         645(8)      636         612         674
   Special charges                                           -0-         -0-         -0-         -0-           9(3)
   Restructuring charge                                      -0-         -0-           6         -0-         115(2)
   Depreciation and amortization expenses                     86          83          83          92          94
   Interest expense - net                                     34          38          52          66          66
   Earnings (loss) from continuing operations before
       income taxes                                           69          64          68          50         (79)
   Earnings (loss) from continuing operations                 43          39          41          28         (50)
   Discontinued operations - net                             -0-         -0-         -0-         -0-          34
   Earnings (loss) before accounting change                   43          39          41          28         (16)
   Net  earnings (loss)                                       43          39        (145)(4)      28         (16)
PER SHARE DATA (DOLLARS)
   Basic earnings (loss) per common share from
       continuing operations                            $   1.48    $   1.35    $   1.43    $   0.98    $  (1.72)
   Basic net earnings (loss) per common share               1.48        1.35       (5.03)       0.98       (0.55)
   Diluted earnings (loss) per common share from
       continuing operations                                1.46        1.33        1.41        0.98       (1.72)
   Diluted net earnings (loss) per common share             1.46        1.33       (4.95)       0.98       (0.55)
   Cash dividends declared per common share (5)              -0-         -0-         -0-         -0-         -0-
FINANCIAL DATA (MILLIONS)
   Working capital                                      $    149    $     73    $     69    $    121    $    182
   Property and equipment-net                                742         781         812         892         974
   Total assets                                            1,433       1,478       1,505       1,820       2,027
   Long-term debt & capital lease obligations                247         311         415         585         665
   Total debt (6)                                            332         393         455         633         836
   Total shareholders' equity                                638         591         548         690         662
   Capital expenditures                                       74          61          31          17         196
FINANCIAL RATIOS
   Current ratio                                             1.3         1.1         1.1         1.2         1.3
   Return on beginning assets                                2.9%        2.6%       (8.0)%       1.4%       (0.8)%
   Return on beginning shareholders' equity                  7.3%        7.1%      (21.0)%       4.3%       (2.3)%
   Total debt as % of total capitalization (7)              33.4%       39.0%       44.5%       47.0%       55.0%
OTHER YEAR END DATA
   ShopKo stores open at year end                            143         141         141         141         164
   Average ShopKo store size-square feet (9)              90,755      91,009      91,009      91,009      90,175
   Pamida stores open at year end                            220         218         223         225         229
   Average Pamida store size-square feet                  32,900      33,468      33,311      33,282      33,232

(1)   Includes the results of P.M. Place stores acquired in June, 2000.

(2) The total restructuring charge of $125 million was recorded as inventory liquidation charges of $10.4 million shown in the Gross margin line and Restructuring charge of $115 million shown separately.

(3) Special charges relate to various costs incurred in connection with business acquisitions, including process and system integration, employee retention and store conversions.

(4) Includes cumulative effect of accounting change of $186.1 million ($6.36 per dilutive share).

(5) The terms of the Company's Amended Secured Credit Facility limit the Company's ability to pay dividends, based on availability.

(6) Total debt includes short-term debt, total long-term debt obligations and capital leases.

(7) Total capitalization includes shareholders' equity, total debt and non-current deferred income taxes.

(8) Includes effect of adoption of EITF No. 02-16, which resulted in an increase to gross margin of $14.4 million, an increase to selling, general & administrative expense of $19.2 million, and a decrease to pre-tax earnings of $4.8 million.

(9) Average ShopKo store size does not include the three ShopKo Express Rx stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      ShopKo Stores, Inc. is a retailer headquartered in Green Bay, Wis., with 363 stores and approximately 23,000 teammates throughout the Midwest, Mountain and Pacific Northwest regions. The Company's reportable Retail segments include a ShopKo Retail segment and a Pamida Retail segment. The ShopKo Retail segment includes 140 ShopKo stores providing quality name-brand merchandise, great values, pharmacy and optical services in mid-sized to larger cities and three ShopKo Express Rx stores, a new and convenient neighborhood drugstore concept. The Pamida Retail segment includes 220 Pamida stores bringing value close to home in small, rural communities.

      During fiscal 2004, diluted earnings per share were $1.46 compared with diluted earnings per share of $1.33 for fiscal 2003. Net income was $43.3 million compared with last year's net income of $39.1 million. Consolidated sales were $3,166.6 million compared with $3,184.1 million in fiscal 2003. Consolidated comparable store sales decreased 0.4 percent from the prior year. ShopKo comparable store sales decreased 0.9 percent primarily due to a planned reduction in promotional activity, especially during the second half of the year. Pamida comparable store sales increased 1.2 percent, primarily due to an increase in the retail health category, partially offset by declines in general merchandise sales.

      Consistent with the past several years, the retail health category continued to increase as a percentage of the Company's sales in fiscal 2004. For fiscal 2004, retail health sales made up 29.7 percent and 22.3 percent of ShopKo and Pamida retail segments, respectively.

      The Company's fiscal 2004 results highlight the Company's focus on gross margin improvement, delivering profitable sales and reducing debt. In fiscal 2004, the Company increased consolidated gross margin by 1.3 percent or $10.9 million compared with fiscal 2003 and reduced debt levels by 15.5 percent or $60.7 million versus a year ago. This debt reduction strategy resulted in a $4.0 million interest expense reduction as compared with a year ago and further strengthened the Company's balance sheet.

      The Company experienced a slight increase in selling, general and administrative expenses as a percent of sales during fiscal 2004 primarily due to increased payroll to support pharmacy growth and pre-opening costs associated with remodeling activity and new stores. Additionally, in the fourth quarter of fiscal 2004, the Company recorded a pre-tax charge of $2.7 million related to asset impairments. The Company also recorded a pre-tax charge to depreciation expense of $1.3 million to conform the Company's lease accounting practices to Securities and Exchange Commission interpretive guidance.

      Over the past year, the Company made the following capital investments which totaled $74.2 million for the year;

      -     Completed 61 remodels for both ShopKo and Pamida

      -     Added 10 new Pamida pharmacy locations

      -     Completed the consolidation of the Omaha distribution centers

      -     Launched our freestanding drug store concept, ShopKo Express Rx, and

      -     Invested in various merchandising initiatives and technology updates

      As the Company enters fiscal 2005, the new year brings opportunities and new challenges. The Company remains committed to building on this past year's progress and improving the long term prospects of the Company by meeting these primary objectives:

      - Continued focus on delivering profitable sales through refinement of promotional strategies and gross margin improvement initiatives,

      -     Managing inventory levels, and

      -     Controlling expenses

      To support these objectives, the Company has announced a disciplined capital spending plan of approximately $60.0 million, which is outlined below under the heading Liquidity and Capital Resources.

      In fiscal 2005, the Company also plans to continue its investments in its teammates. Last year the Company launched a training initiative designed to provide teammates with the opportunity to strengthen their skills and enhance their business management abilities. This year, the Company intends to focus on leadership training throughout the organization, in an effort to create accomplished teammates at every level of the Company.

      The retail industry is highly competitive and ShopKo competes in most of its markets with a variety of national and regional retailers. Pamida's competition varies by market, which includes other general merchandise retailers, supermarkets, drug and specialty stores, and mail order merchants. The Company expects to continue to be challenged by competitor store openings for the foreseeable future. While there can be no assurance that the Company's efforts will succeed, the Company remains committed to improving profitability and further decreasing debt levels. The Company believes debt reduction for fiscal 2005 could be up to $80.0 million.

RESULTS OF OPERATIONS

      The following table sets forth items from our Consolidated Statements of Operations as percentages of consolidated net sales:

                                                                          FISCAL YEARS ENDED
                                                          ------------------------------------------------
                                                          JAN. 29, 2005     JAN. 31, 2004     FEB. 1, 2003
                                                           (52 WEEKS)        (52 WEEKS)        (52 WEEKS)
                                                          -------------     -------------     ------------
 Revenues:
         Net sales                                            100.0%            100.0%           100.0%
         Licensed department rentals and other income           0.4               0.4              0.4
                                                              -----             -----            -----
                                                              100.4             100.4            100.4
 Costs and Expenses:
         Cost of sales                                         73.8              74.3             74.3
         Selling, general and administrative expenses          20.6              20.3             19.6
         Restructuring charge                                   0.0               0.0              0.2
         Depreciation and amortization expenses                 2.7               2.6              2.6
                                                              -----             -----            -----
                                                               97.1              97.2             96.7
                                                              -----             -----            -----
 Earnings from operations                                       3.2               3.2              3.7
 Interest expense - net                                         1.1               1.2              1.6
                                                              -----             -----            -----
      Earnings before income taxes                              2.2               2.0              2.1
 Provision for income taxes                                     0.8               0.8              0.8
                                                              -----             -----            -----
 Earnings before accounting change                              1.4%              1.2%             1.3%
                                                              =====             =====            =====

      The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories:
hardlines/home, softlines and retail health/pharmacy.

      The following tables set forth items from the Company's business segments as percentages of net sales:

SHOPKO RETAIL SEGMENT

                                                                          FISCAL YEARS ENDED
                                                          ------------------------------------------------
                                                          JAN. 29, 2005     JAN. 31, 2004     FEB. 1, 2003
                                                           (52 WEEKS)        (52 WEEKS)        (52 WEEKS)
                                                          -------------     -------------     ------------
Revenues:
     Net sales                                                100.0%            100.0%           100.0%
     Licensed department rentals and other income               0.5               0.5              0.4
                                                              -----             -----            -----
                                                              100.5             100.5            100.4
Costs and Expenses:
     Cost of sales                                             73.7              74.4             74.3
     Selling, general and administrative expenses              19.3              18.9             17.7
     Depreciation and amortization expenses                     2.7               2.5              2.4
                                                              -----             -----            -----
                                                               95.7              95.8             94.4

Earnings from operations                                        4.8%              4.7%             6.0%
                                                              =====             =====            =====

PAMIDA RETAIL SEGMENT

                                                                          FISCAL YEARS ENDED
                                                          ------------------------------------------------
                                                          JAN. 29, 2005     JAN. 31, 2004     FEB. 1, 2003
                                                           (52 WEEKS)        (52 WEEKS)        (52 WEEKS)
                                                          -------------     -------------     ------------
Revenues:
     Net sales                                                100.0%           100.0%            100.0%
     Licensed department rentals and other income               0.2              0.2               0.2
                                                              -----            -----             -----
                                                              100.2            100.2             100.2
Costs and Expenses:
     Cost of sales                                             74.1             74.2              74.2
     Selling, general and administrative expenses              21.3             21.6              21.7
     Depreciation and amortization expenses                     2.9              2.9               2.9
                                                              -----            -----             -----
                                                               98.3             98.7              98.8

Earnings from operations                                        1.9%             1.5%              1.4%
                                                              =====            =====             =====

FISCAL 2004 COMPARED TO FISCAL 2003

                                    NET SALES

                                               % INCREASE/
                       FISCAL YEAR              (DECREASE)
                 ----------------------    ------------------
                    2004         2003      TOTAL **    COMP *
                 ---------    ---------    --------    ------
ShopKo Retail    $ 2,356.3    $ 2,383.5        (1.1)%    (0.9)%
Pamida Retail        810.3        800.6         1.2%      1.2%
                 ---------    ---------    --------    ------
Consolidated     $ 3,166.6    $ 3,184.1        (0.5)%    (0.4)%

* Comparable store sales represent sales of those stores open during both fiscal years and do not include sales from the ShopKo wholesale optical lab.

** ShopKo Retail segment total sales variance reflects sales from one closed ShopKo location in fiscal 2004 and three new ShopKo Express Rx locations. Pamida Retail segment total sales variance also reflects sales from five closed Pamida locations and seven new locations in fiscal 2004.

      ShopKo comparable store sales decreased 0.9 percent during fiscal 2004 due in part to a planned reduction in promotional activity in the fourth quarter. ShopKo continues to focus on achieving the right promotional sales and margin balance. Changes in ShopKo comparable store sales in fiscal 2004 by category were as follows: Retail Health, 1.1%; Softlines, (0.4)%; and Hardlines/Home, (2.3)%. The 1.2 percent increase in Pamida comparable store sales during fiscal 2004 was primarily due to increased pharmacy sales, which were aided by the purchase of customer pharmacy files and pharmacy installations in existing stores. Changes in Pamida comparable store sales in fiscal 2004 by category were as follows: Pharmacy, 18.2%; Hardlines, (1.2)%; and Softlines, (9.0)%.

      Consolidated gross margin dollars increased 1.3 percent to $828.4 million during fiscal 2004 from $817.6 million for fiscal 2003. Consolidated gross margin, as a percent of net sales for fiscal 2004, was 26.2 percent compared with 25.7 percent for last year. The increase in gross margin as a percent of net sales for fiscal 2004 was primarily attributable to less promotional activity and better managed clearance markdowns at both ShopKo and Pamida.

      ShopKo's gross margin dollars increased 1.3 percent to $618.6 million during fiscal 2004 from $610.8 million for fiscal 2003. ShopKo's gross margin, as a percent of net sales, was 26.3 percent compared with 25.6 percent for last year. The percent of sales increase was primarily due to higher merchandise margins (72 basis points) attributable to better managed clearance markdowns in the fourth quarter of fiscal 2004 and less promotional activity in the second half of fiscal 2004. Pamida's gross margin dollars increased 1.5 percent to $209.9 million during fiscal 2004 from $206.7 million for fiscal 2003. As a percent of sales, Pamida's gross margin was 25.9 percent during fiscal 2004 compared with 25.8 percent last year. The increase was primarily due to higher merchandise margins (33 basis points) and a reduction in distribution expenses (13 basis points) in fiscal 2004 offset by a reduction in inventory shrinkage provision in the first quarter of fiscal 2003 (32 basis points).

      The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for fiscal 2004. There was no difference between the LIFO and first-in, first-out (FIFO) cost methods at January 29, 2005 and January 31, 2004. In fiscal 2002, the Company's LIFO reserve was reduced by $2.9 million to zero, as a result of price index deflation for various products in ending inventory.

      Consolidated selling, general, and administrative expenses as a percent of net sales for fiscal 2004 were 20.6 percent compared with 20.3 percent in fiscal 2003. The percent of sales increase in fiscal 2004 was attributable to increased payroll to support pharmacy growth (20 basis points), employee incentives and benefits (15 basis points), and pre-opening costs associated with new stores and store remodeling activity (12 basis points), offset by lower ShopKo main store payroll due to lower sales and higher employee productivity (18 basis points).

      The Company reviewed its accounting practices related to leasing transactions in connection with the recent attention placed on accounting for leases and the interpretive guidance issued by the Securities and Exchange Commission in February 2005 regarding lease accounting. In connection with this review, the Company identified certain practices (associated with the lease term used for amortization of leasehold improvements and straight-line rent expense) which were not consistent with the interpretive guidance.

      To conform past practice with applicable accounting guidance, the Company recorded additional depreciation expense of approximately $1.3 million and additional rent expense of approximately $0.3 million in the fourth quarter of fiscal 2004. Of the total $1.5 million pre-tax charges, $0.3 million is attributable to fiscal 2004 and $1.2 million is related to prior periods. Prior years financial results have not been restated due to the immateriality of this issue to the results of operations and statement of financial position for the current year or any individual prior year. The adjustment did not affect historical or future cash flows or timing of payments under related leases.

      ShopKo's selling, general, and administrative expenses as a percent of net sales for fiscal 2004 were 19.3 percent compared with 18.9 percent for fiscal 2003. The percent of sales increase in fiscal 2004 was primarily due to increased employee incentives and benefits (26 basis points), the reduction in sales (24 basis points), and pre-opening costs associated with new stores and store remodels (15 basis points) offset by lower main store payroll due to lower sales and higher productivity (25 basis points). Pamida's selling, general, and administrative expenses as a percent of net sales for fiscal 2004 were 21.3 percent compared with 21.6 percent for the same period last year. The decrease was attributable to reduced store closing and impairment costs (32 basis points), sales leveraging (26 basis points), lower employee incentives and benefits (24 basis points) and store-controlled expenses (15 basis points) offset by higher payroll due to pharmacy growth (39 basis points) and pre-opening expenses (22 basis points) and other various individually immaterial expense variations that in the aggregate comprise the remainder of the difference.

      Consolidated depreciation and amortization expenses were $86.2 million for fiscal 2004 compared with $83.2 million for fiscal 2003. As a percent of net sales, consolidated depreciation and amortization expenses were 2.7 percent for fiscal 2004 compared with 2.6 percent for last year. The increase in depreciation and amortization is attributable to the increased level of capital expenditures due to store remodeling activity, new store openings, and the lease adjustment discussed above.

      Interest expense for fiscal 2004 decreased by $4.0 million, or 10.7 percent, to $33.9 million compared with $37.9 million in fiscal 2003. The $4.0 million decrease was primarily attributable to lower debt balances.

      The Company's effective tax rate for fiscal 2004 was 36.8 percent compared with 38.9 percent for fiscal 2003. The decrease in the Company's effective tax rate in the fourth quarter and full year of fiscal 2004 is due to a reduction to the provision for income taxes of approximately $1.4 million or $0.04 diluted earnings per share due to the settlement of open tax years.

FISCAL 2003 COMPARED TO FISCAL 2002

                                                 NET SALES
                            ------------------------------------------------
                                                             % INCREASE/
                                   FISCAL YEAR               (DECREASE)
                            -----------------------      -------------------
                               2003         2002         TOTAL **     COMP *
                            ---------     ---------      --------     ------
ShopKo Retail               $ 2,383.5     $ 2,456.1       (3.0)%      (3.0)%
Pamida Retail                   800.6         784.1        2.1%        2.8%
                            ---------     ---------       ----        ----
Consolidated                $ 3,184.1     $ 3,240.2       (1.7)%      (1.6)%
                            =========     =========       ====        ====

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

      The following table presents the effects of adopting EITF No. 02-16 for fiscal 2003 (dollars in millions):

                        FISCAL YEAR ENDED
                         JANUARY 31, 2004
                   ----------------------------
                   $ INCREASE /      PERCENT OF
 GROSS MARGIN       (DECREASE)       NET SALES*
 ------------      ------------      ----------
ShopKo Retail          17.8             .75
Pamida Retail          (3.4)           (.42)
                       ----
 Consolidated          14.4             .45
                       ====

   SELLING, GENERAL &       $ INCREASE /     PERCENT OF
ADMINISTRATIVE EXPENSES      (DECREASE)      NET SALES*
-----------------------     ------------     ----------
     ShopKo Retail              22.1            .93
     Pamida Retail              (2.9)          (.35)
                                ----
      Consolidated              19.2            .61
                                ====

                    $ INCREASE /
PRE-TAX EARNINGS     (DECREASE)
----------------    ------------
 ShopKo Retail          (4.3)
 Pamida Retail          (0.5)
                        ----
 Consolidated           (4.8)
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

      Management believes its application of applicable accounting policies, and the estimates inherently required therein, are reasonable. Management periodically reevaluates these accounting policies and estimates in the preparation of our financial statements and makes adjustments when facts and circumstances dictate a change. Management has identified certain critical accounting policies which are described below.

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

      During 2004, the Company completed field audits and reached a final settlement of the income tax uncertainties regarding the realization of certain acquired tax benefits associated with the Pamida acquisition in fiscal 1999. At the time, management recorded in its purchase accounting its best estimate of the tax basis of the acquired benefits that would be accepted by the tax authority. In accordance with SFAS 109 "Accounting for Income Taxes", liabilities previously recognized relating to the acquired entity's prior tax returns should be adjusted when such items are settled with the tax authority. The effect of the adjustment should be applied first to remaining goodwill, and then to intangible assets relating to the acquisition. Based on the final settlement reached in 2004, the Company reduced the Pamida trade name and related deferred income tax liabilities by $6.3 million. This adjustment did not impact net income.

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

      In fiscal 2004, the Company sold four owned properties and none of the remaining leases were terminated. In the second quarter of fiscal 2004, the Company entered into contracts to sell two of the four owned properties and recorded an additional $0.7 million increase to the property write-down reserve based on the expected sale prices, which were less than previously anticipated. The Company sold one of the remaining owned properties in the third quarter of fiscal 2004 and the final owned property in the fourth quarter of fiscal 2004. As of January 29, 2005, there were four remaining leased properties covered by the restructuring reserve and the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $13.3 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($1.8 million) as a current liability and the remainder ($11.5 million) is recorded in other long-term obligations as of the end of fiscal 2004. The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing and costs for disposition of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities.

      The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords. However, due to the Company's inability to terminate the leases or to sublease the four locations, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the termination of the leases.

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

      Impairment of Long-Lived Assets. In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable based on projected future undiscounted cash flows attributable to that asset. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to its fair value, determined based on appraised values or the present value of the cash flows using discount rates that reflect the inherent risks of the underlying business. Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

      Income Taxes. The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted laws. The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $112.8 million, $107.0 million and $209.7 million in fiscal 2004, 2003 and 2002, respectively. The Company finances a significant portion of its operations through vendor financing. As of January 29, 2005, accounts payable totaled $225.8 million. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's operating performance in the future.

      As of January 29, 2005, the Company had $152.2 million of long-term debt outstanding, comprising $99.7 million of Senior Unsecured Notes and approximately $52.5 million of long-term notes payable. During fiscal 2004, the Company funded the retirement of $55.3 million in aggregate principal amount of Senior Unsecured Notes due November, 2004. The remaining Senior Unsecured Notes have a maturity date in March 2022. A more detailed description of these notes is contained in Note D of the Notes to the Consolidated Financial Statements. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any obligation in excess of $25.0 million.

      In addition to the Senior Unsecured Notes, the Company had $85.7 million outstanding under its Amended Secured Credit Facility as of the end of fiscal 2004 compared with $82.3 million outstanding as of the end of fiscal 2003. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility.

      The Amended Secured Credit Facility terminates August 19, 2007, limits the payment of dividends, new indebtedness, repurchases of common stock and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. During fiscal 2004 and 2003, the Company was in compliance with all covenants of the secured credit facilities in place during each fiscal year.

      During fiscal 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25-year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The loan was used to retire five lease liabilities associated with closed stores controlled by affiliates of the lender, to provide additional liquidity, and to add a layer of longer term debt to the Company's capital structure.

      The following schedule sets forth the Company's contractual obligations and commercial commitments as of January 29, 2005:

         (in thousands)                                       PAYMENTS DUE BY PERIOD
----------------------------------     ---------------------------------------------------------------------
                                                      LESS THAN                                      AFTER
CONTRACTUAL OBLIGATIONS (1)             TOTAL           1 YEAR      2 - 3 YEARS     4 - 5 YEARS     5 YEARS
----------------------------------     ---------------------------------------------------------------------
Long-Term Debt (2)                     $152,206       $   2,114     $     5,626     $     3,028     $141,438
Capital Lease Obligations (3)            94,424           6,630          11,837          12,530       63,427
Operating Leases (4)                    186,143          19,205          36,353          31,279       99,306
Total Contractual Cash Obligations     $432,773       $  27,949     $    53,816     $    46,837     $304,171

(1) The schedule excludes obligations of $85.7 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $14.7 million of outstanding documentary letters of credit as of January 29, 2005.

(2) Interest payments (in millions) due on long-term debt for less than 1 year are $14.7, 2-3 years are $28.2, 4-5 years are $27.7 and after 5 years are $121.2.

(3) Capital lease obligations represent the total minimum future obligations, net of $67.1 million of interest. Interest payments (in millions) due on capital lease obligations for less than 1 year are $8.3, 2-3 years are $14.7, 4-5 years are $12.3 and after 5 years are $31.8 million.

(4) Operating leases are the aggregate future payments for operating leases as of January 29, 2005, including closed stores.

      The Company believes that the Amended Secured Credit Facility and expected cash from operations, together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2005. However, if the Company's operating results were to deteriorate significantly for any reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems, which would materially adversely affect its results of operations and financial condition.

CAPITAL EXPENDITURES

      The Company spent $74.2 million on capital expenditures in fiscal 2004, compared with $60.4 million in fiscal 2003 and $30.9 million in fiscal 2002. The following table sets forth the components of capital expenditures (in millions):

                                                           FISCAL YEARS ENDED
                                                  ------------------------------------
                                                   JAN. 29      JAN. 31,      FEB. 1,
                                                     2005         2004         2003
                                                  (52 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                                  ----------   ----------   ----------
CAPITAL EXPENDITURES
     New stores                                     $  6.2       $  2.4       $ 0.0
     Remodeling and refixturing                       26.4         16.2         6.0
     Distribution centers                             17.2          3.3         0.3
     Management information and point-of-sale
         equipment and systems                        16.3         23.9        11.3
     Repairs and Replacement                           8.1         14.2        12.7
     Other                                             0.0          0.4         0.6
                                                    ------       ------       -----
         Total                                      $ 74.2       $ 60.4       $30.9
                                                    ======       ======       =====

      During fiscal 2004, the Company announced its intent to expend up to $60.0 million in fiscal 2005 on capital expenditures. The fiscal 2005 plans include the following major projects, although plans and specific numbers of projects could change throughout the year: sixteen ShopKo remodels, thirty-five Pamida remodels, eight new Pamida locations, twelve Pamida pharmacies in existing locations, and preliminary plans for up to three new fiscal 2006 ShopKo Express Rx stores. In addition, the Company will continue to invest in its technology infrastructure for pharmacy, store, and merchandising systems, including the replacement of certain merchandising systems in ShopKo and replenishment systems in both ShopKo and Pamida, replacement of the optical system in ShopKo, and pharmacy robotics at twelve ShopKo locations.

INFLATION

      The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

RECENT PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires the Company to expense all share-based payments to employees, including grants of employee stock options, in the financial statements. The grant-date fair value of employee stock options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123R will no longer be an alternative to expense recognition. The Company estimates that the adoption of SFAS No. 123R in the third quarter of fiscal 2005 will result in a $0.03 to $0.05 impact on diluted earnings per common share for the second half of fiscal 2005.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Because of the level of variable interest rate debt in the Company's capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At January 29, 2005, the Company had $85.7 million of variable rate debt outstanding with a weighted average interest rate of 4.38%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. During fiscal 2004, the monthly average amount borrowed under the variable rate credit facilities was approximately $121.9 million, and the weighted average interest rate was 3.44%. If the weighted average interest rate were to increase by 10.0% for fiscal 2004, net income would have decreased by approximately $0.3 million.

      At January 29, 2005, the Company had fixed-rate, long-term debt totaling $152.2 million. As these instruments are fixed-rate, they do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. In general, fluctuation in the market value of these instruments based on fluctuation in interest rates would impact the Company's earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Management continually monitors the interest rate environment with the objective of lowering borrowing costs without subjecting the Company to excessive exposure to fluctuating interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and financial statement schedule, together with the management's report on internal control over financial reporting and reports of the independent registered public accounting firm, are included on pages 43 to 65 and are incorporated by reference herein.

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

            (b)   Changes in Internal Control Over Financial Reporting

            There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the fiscal year ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

            (c)   Management's Report on Internal Control Over Financial
                  Reporting

            Management's Report and the Report of independent registered accounting firm are set forth with the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers is included in Part I above. The information called for by Item 10, as to Directors of the Registrant and the information required by Items 401 and 405 and 406 of Regulation S-K, is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2005 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2005 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2005 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2005 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2005 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by Item 14 is incorporated herein by reference to the Registrant's definitive Proxy Statement dated April 29, 2005 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2005 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

      1.    Consolidated Financial Statements:

            See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 42, the Reports of Independent Registered Public Accounting Firm on pages 44-46 and the Consolidated Financial Statements on pages 47 to 64, all of which are incorporated herein by reference.

      2.    Financial Statement Schedule:

            See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 42 and the Financial Statement Schedule on page 65, all of which are incorporated herein by reference.

        3. Exhibits:

            See "Exhibit Index" on pages 67 to 71, which is incorporated herein by reference.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                           PAGE
                                                                                           ----
Index to Consolidated Financial Statements of ShopKo Stores, Inc. and Subsidiaries

     Management's Report..............................................................        43

     Reports of Independent Registered Public Accounting Firm.........................     44-46

     Consolidated Statements of Operations
              for each of the three years in the period ended January 29, 2005........        47

     Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 .........        48

     Consolidated Statements of Cash Flows
              for each of the three years in the period ended January 29, 2005........        49

     Consolidated Statements of Shareholders' Equity
              for each of the three years in the period ended January 29, 2005........        50

     Notes to Consolidated Financial Statements ......................................     51-64
Index to Financial Statement Schedule

     Schedule II-Valuation and Qualifying Accounts ...................................        65

All other schedules are omitted because they are not applicable or not required.

      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed under the supervision of the Company's principal executive and financial officers in order to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

      Management assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2005.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting. That report is included herein and expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

      SHOPKO STORES, INC.

      March 28, 2005.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ShopKo Stores, Inc.:

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that ShopKo Stores, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005 of the company and our report dated March 28, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to changes in accounting principles for vendor allowances in fiscal 2003 and goodwill in fiscal 2002, both as required by new accounting standards.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 28, 2005

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ShopKo Stores, Inc.:

      We have audited the consolidated balance sheets of ShopKo Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years (52 weeks) ended January 29, 2005, January 31, 2004, and February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShopKo Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for the years ended January 29, 2005, January 31, 2004, and February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of the Company's internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2005 expressed an unqualified opinion on managements assessment of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

      As described in Note A to the Consolidated Financial Statements, in fiscal 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Also disclosed in Note A, on February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 28, 2005

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   January 29,      January 31,      February 1,
                                                                      2005             2004             2003
                                                                   (52 Weeks)       (52 Weeks)       (52 Weeks)
                                                                 --------------   --------------   -------------
Revenues:
   Net sales                                                     $    3,166,645   $    3,184,088   $   3,240,187
   Licensed department rentals and other income                          13,215           12,821          12,622
                                                                 --------------   --------------   -------------
                                                                      3,179,860        3,196,909       3,252,809
Costs and Expenses:
   Cost of sales                                                      2,338,199        2,366,513       2,406,887
   Selling, general and administrative expenses                         653,018          645,225         635,909
   Restructuring charge                                                     -0-              -0-           6,030
   Depreciation and amortization expenses                                86,181           83,241          83,337
                                                                 --------------   --------------   -------------
                                                                      3,077,398        3,094,979       3,132,163
Earnings from operations                                                102,462          101,930         120,646
Interest expense                                                         33,871           37,920          52,264
                                                                 --------------   --------------   -------------

Income before income taxes                                               68,591           64,010          68,382
Income tax provision                                                     25,253           24,890          27,149
                                                                 --------------   --------------   -------------

Income before accounting change                                          43,338           39,120          41,233
Cumulative effect of accounting change                                      -0-              -0-        (186,052)
                                                                 --------------   --------------   -------------

Net income (loss)                                                $       43,338   $       39,120   $    (144,819)
                                                                 ==============   ==============   =============
Net income (loss) per share of common stock:

Basic:
   Earnings before cumulative effect of accounting change        $         1.48   $         1.35   $        1.43
   Cumulative effect of accounting change                                   -0-              -0-           (6.46)
                                                                 --------------   --------------   -------------
   Net income (loss)                                             $         1.48   $         1.35   $       (5.03)
                                                                 ==============   ==============   =============

Diluted:
   Earnings before cumulative effect of accounting change        $         1.46   $         1.33   $        1.41
   Cumulative effect of accounting change                                   -0-              -0-           (6.36)
                                                                 --------------   --------------   -------------
   Net income (loss)                                             $         1.46   $         1.33   $       (4.95)
                                                                 ==============   ==============   =============

Weighted average number of common shares outstanding - basic             29,346           29,018          28,791

Weighted average number of common shares outstanding - diluted           29,624           29,317          29,218

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  January 29,   January 31,
                                                                     2005          2004
                                                                 ------------   -----------
Assets

Current assets:
    Cash and cash equivalents                                    $     25,110   $    22,786
    Receivables, less allowance for losses of
         $1,833 and $2,705, respectively                               62,019        62,808
    Merchandise inventories                                           564,099       569,315
    Other current assets                                                9,046        10,874
                                                                 ------------   -----------
         Total current assets                                         660,274       665,783
Other assets and deferred charges                                       9,037         7,584
Intangible assets - net of accumulated amortization of                 21,865        23,629
$13,330 and $10,771
Property and equipment - net of accumulated depreciation of
$828,768 and $796,085; impairment reserve of $1,660 and
$14,032, respectively                                                 742,027       781,428
                                                                 ------------   -----------
Total assets                                                     $  1,433,203   $ 1,478,424
                                                                 ============   ===========
Liabilities and Shareholders' Equity

Current liabilities:
    Short-term debt                                              $     85,679   $    82,270
    Accounts payable - trade                                          225,777       253,313
    Accrued compensation and related taxes                             37,088        35,509
    Deferred taxes and other accrued liabilities                      104,903       112,291
    Accrued income and other taxes                                     49,760        45,543
    Current portion of long-term obligations and leases                 8,018        63,797
                                                                 ------------   -----------
         Total current liabilities                                    511,225       592,723

Long-term obligations and leases, less current portions               238,612       246,990
Other long-term obligations                                            21,976        25,206
Deferred income taxes                                                  22,963        22,803
Shareholders' equity:
    Preferred stock; none outstanding                                     -0-           -0-
    Common stock; shares issued, 31,580 at
         January 29, 2005 and 31,225 at January 31, 2004                  316           312
    Additional paid-in capital                                        396,514       391,976
    Retained earnings                                                 282,261       238,729
    Less treasury stock - at cost; 1,930 shares at January 29,
         2005 and 1,908 shares at January 31, 2004                    (40,664)      (40,315)
                                                                 ------------   -----------
         Total shareholders' equity                                   638,427       590,702
                                                                 ------------   -----------
Total liabilities and shareholders' equity                       $  1,433,203   $ 1,478,424
                                                                 ============   ===========

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     January 29,    January 31,   February 1,
                                                                        2005           2004          2003
                                                                      (52 Weeks)     (52 Weeks)    (52 Weeks)
                                                                     -----------    -----------   -----------
Cash flows from operating activities:
   Earnings before accounting change                                 $    43,338    $    39,120   $    41,233
   Adjustments to reconcile earnings before accounting change to net cash provided by operating activities:
          Depreciation and amortization                                   86,181         83,241        83,337
          (Gain) / Loss on the sale of property and equipment             (3,127)        (1,873)        2,188
          Restructuring charge                                               -0-            -0-         6,030
          Impairment charges                                               3,310          1,566           147
          Deferred income taxes                                            3,735          2,856         7,079
          Change in assets and liabilities:
                  Receivables                                                789        (13,299)         (771)
                  Merchandise inventories                                  5,216         (6,584)       51,180
                  Other current assets                                     1,828          2,871         2,095
                  Other assets                                               265          5,402         2,880
                  Accounts payable                                       (27,536)        12,147       (14,464)
                  Accrued liabilities                                      2,019        (17,241)       16,310
                  Other long-term obligations                             (3,230)        (1,185)       12,475
                                                                     -----------    -----------   -----------
Net cash provided by operating activities                                112,788        107,021       209,719

Cash flows from investing activities:

   Payments for property and equipment                                   (74,238)       (60,432)      (30,880)
   Proceeds from the sale of property and equipment                       29,343          5,476        11,876
   Payments for pharmacy customer lists                                   (7,563)        (4,069)       (2,257)
                                                                     -----------    -----------   -----------
Net cash used in investing activities                                    (52,458)       (59,025)      (21,261)

Cash flows from financing activities:

   Proceeds  from short-term financing                                     3,409         42,248      (107,786)
   Proceeds from debt borrowings                                             -0-          2,761        37,471
   Payments of debt and capital lease obligations                        (64,427)      (103,456)     (115,005)
   Debt issuance costs                                                       -0-         (2,312)       (1,380)
   Sale of common stock from stock options                                 3,361          1,861         1,826
   Purchase of treasury stock                                               (349)           (65)          -0-
                                                                     -----------    -----------   -----------
Net cash used in financing activities                                    (58,006)       (58,963)     (184,874)
                                                                     -----------    -----------   -----------
Net increase / (decrease) in cash and cash equivalents                     2,324        (10,967)        3,584
Cash and cash equivalents at beginning of year                            22,786         33,753        30,169
                                                                     -----------    -----------   -----------
Cash and cash equivalents at end of year                             $    25,110    $    22,786   $    33,753
                                                                     -----------    -----------   -----------

Supplemental cash flow information:

    Noncash investing and financial activities -
         Capital lease obligations incurred                          $       -0-    $       -0-   $        18
         Capital lease obligations terminated                        $       -0-    $     3,924   $    11,000

    Cash paid (refunds received) during the period for:
         Interest                                                    $    32,825    $    39,345   $    49,661
         Income taxes                                                $    14,083    $    23,435   $    (4,410)

See notes to consolidated financial statements.

                      SHOPKO STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                           Common Stock   Additional                 Treasury Stock           Total
                                         ---------------   Paid-in     Retained    ------------------   ------------------
                                         Shares   Amount   Capital     Earnings    Shares     Amount    Shares    Amount
                                         ------   ------  ----------   ---------   ------   ---------   ------   ---------
Balances at February 2, 2002             30,628   $  306  $  384,745   $ 345,247   (1,904)  $ (40,250)  28,724   $ 690,048

Net loss                                                                (144,819)                                 (144,819)

Sale of common stock under option plans     229        3       1,823                                       229       1,826

Income tax benefit related to stock
options                                                          774                                                   774

Issuance of restricted stock                117        1       1,835      (1,836)                          117

Restricted stock expense                                                     542                                       542
                                         ------   ------  ----------   ---------   ------   ---------   ------   ---------
Balances at February 1, 2003             30,974      310     389,177     199,134   (1,904)    (40,250)  29,070     548,371

Net income                                                                39,120                                    39,120

Sale of common stock under option plans     221        2       1,859                                       221       1,861

Income tax benefit related to stock
options                                                          583                                                   583

Issuance of restricted stock                 30                  357        (357)                           30         -0-

Restricted stock expense                                                                                               832
                                                                             832

Purchase of treasury stock                                                             (4)        (65)      (4)        (65)
                                         ------   ------  ----------   ---------   ------   ---------   ------   ---------
Balances at January 31, 2004             31,225      312     391,976     238,729   (1,908)    (40,315)  29,317     590,702

Net income                                                                43,338                                    43,338

Issuance of restricted stock                 22                  385        (385)                           22         -0-

Forfeiture of restricted stock              (27)                (308)        213                           (27)        (95)

Sale of common stock under option plans     360        4       3,357                                       360       3,361

Income tax benefit related to stock                            1,104                                                 1,104
options

Restricted stock expense                                                     366                                       366

Purchase of treasury stock                                                            (22)       (349)     (22)       (349)
                                         ------   ------  ----------   ---------   ------   ---------   ------   ---------
Balances at January 29, 2005             31,580   $  316  $  396,514   $ 282,261   (1,930)  $ (40,664)  29,650   $ 638,427
                                         ======   ======  ==========   =========   ======   =========   ======   =========

See notes to consolidated financial statements.

SHOPKO STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Presentation

      The consolidated financial statements include the accounts of ShopKo Stores, Inc. and its wholly-owned subsidiaries ("ShopKo" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

      ShopKo is engaged in the business of providing general merchandise and retail health services through its two retail store chains. ShopKo Retail stores are operated in the Midwest, Western Mountain and Pacific Northwest states. Pamida, Inc. ("Pamida") Retail stores are operated in the Midwest, North Central and Rocky Mountain states.

      The Company operates on a 52/53-week fiscal year basis. The 2004, 2003 and 2002 fiscal years were all 52-week periods and ended on January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

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

      Merchandise Inventories

      Merchandise inventories are stated at the lower of cost or market. Cost, which includes certain distribution and transportation costs, is determined through use of the last-in, first-out (LIFO) method for substantially all inventories. There was no difference between the LIFO and first-in, first-out
(FIFO) cost methods at January 29, 2005 and January 31, 2004.

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

      The components of property and equipment are:

                                                        JAN. 29,        JAN. 31,
                                                          2005            2004
                                                       ----------     -----------
                                                             (in thousands)
                                                             --------------
PROPERTY AND EQUIPMENT AT COST:
Land                                                   $  118,292     $   126,774
Buildings                                                 679,755         673,381
Equipment                                                 571,852         585,086
Leasehold improvements                                     73,807          74,473
Property under construction                                 7,965           7,644
Property under capital leases                             120,784         124,187
                                                       ----------     -----------
                                                        1,572,455       1,591,545

LESS ACCUMULATED DEPRECIATION AND AMORTIZATION:

   Property and equipment                                 776,920         747,654
   Property under capital leases                           51,848          48,431
Less reserve for impairment on assets to be disposed        1,660          14,032
                                                       ----------     -----------
Net property and equipment                             $  742,027     $   781,428


      Goodwill and Intangible Assets - Net

      Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", as discussed below, goodwill and trademarks were amortized using the straight-line method over 15 to 40 years. The Company's intangible assets are composed of assets with finite and indefinite lives. Intangible assets with finite lives are amortized using the straight-line method. Underwriting and issuance costs of long-term obligations are amortized over the term of the obligations. Customer lists are generally amortized over 10 to 15 years.

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

      The decline in value was attributed to the fact that during fiscal 2001 and 2000, the retail environment had softened considerably from the prior years. Consumer confidence had declined and the Pamida Retail segment was forced to offer significant promotions and discounts to attract customers, eroding margins and profitability. In addition, the Company experienced worse than anticipated operating performance at the Pamida Retail segment, further affecting profitability.

      During fiscal 2004, 2003, and 2002, the Company also performed an impairment analysis of intangible assets with indefinite lives, which primarily consist of a trademark associated with the Pamida Retail segment. No impairment charge was required as a result of this analysis.

      The following table summarizes goodwill and intangible assets by major asset class as of January 29, 2005 and January 31, 2004:

                                                JANUARY 29, 2005             JANUARY 31, 2004
                                            ------------------------     ------------------------
                                             Gross                        Gross
                                            Carrying     Accumulated     Carrying     Accumulated
                                             Amount     Amortization      Amount     Amortization
              (in thousands)                --------    ------------     --------    ------------
Intangible assets with indefinite lives:
           Trademark (1)                    $    987    $        -0-     $  7,294    $        -0-
                                            ========    ============     ========    ============
Intangible assets with finite lives:
         Debt issuance costs                $  5,841    $     (2,092)    $  6,302    $     (1,488)

         Customer lists and other (2)         28,367         (11,238)      20,804          (9,283)
                                            --------    ------------     --------    ------------
                                            $ 34,208    $    (13,330)    $ 27,106    $    (10,771)
                                            ========    ============     ========    ============

(1) Based on a tax settlement in fiscal 2004, the Company reduced the Pamida trademark by $6.3 million (See Note E).

(2) Customer lists and other is principally composed of lists of prescription drug customers that the Company has acquired through its retail health operations.

      Amortization expense was $3.0 million, $3.2 million and $5.3 million for fiscal 2004, 2003 and 2002, respectively. Estimated fiscal year amortization expense will be as follows: 2005 - $3.3 million; 2006 - $3.1 million; 2007 - $2.5 million; 2008 - $1.8 million; 2009 - $1.7 million.

      Impairment of Long-Lived Assets

      The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be measured by comparing the carrying amount of the asset to its fair value, determined based on appraised values or as the present value of the cash flows using discounted rates that reflect the inherent risks of the underlying business. The Company recorded impairment charges of $1.6 million related to underperforming stores in the fourth quarter of fiscal 2003. In fiscal 2004, the Company recorded an expense of $2.3 million or approximately $0.05 diluted earnings per share related to an asset impairment charge. Additionally, the Company recorded impairment charges of $0.4 million related to underperforming stores in the fourth quarter of fiscal 2004.

      Revenue Recognition

      Revenues from the Company's retail stores are recognized at the time customers take possession of merchandise purchased or services are rendered, net of estimated returns, which are based on historical experience. Revenues from licensed departments are recorded at the net amounts to be received from licensees at the time customers take possession of the merchandise.

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

      In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting By a Customer (Including a Reseller) for Certain Consideration Received From a Vendor", which is applicable to agreements entered into after December 15, 2002. Issue No. 02-16 provides accounting guidance on how a customer, including a reseller, should characterize, measure and recognize consideration received from a vendor.

      EITF No. 02-16 first became applicable to the Company in fiscal 2003. EITF No. 02-16, as it applies to the Company, addresses the recognition of certain vendor allowances and requires the allowances to be accounted for as a reduction of inventory cost, unless specifically identified as reimbursement for services or other costs incurred. The impact of adoption of EITF No. 02-16 was to reduce net earnings in fiscal 2003 by $2.9 million or $0.10 diluted earnings per share. The pro forma effect of EITF No. 02-16 on prior years is not determinable.

      Additionally, the adoption of EITF No. 02-16 impacted the classification of certain vendor allowances resulting in increased net advertising expense included in selling, general and administrative expense in the Statement of Operations and correspondingly, decreased cost of sales by approximately $19.3 million in fiscal 2003.

      Advertising

      The Company expenses advertising costs, net of vendor reimbursements, in the period incurred. Advertising expense was $42.0 million, $43.9 million and $26.0 million in fiscal 2004, 2003 and 2002, respectively. The increase in advertising expense for fiscal 2004 and fiscal 2003 compared with fiscal 2002 is a result of adopting EITF No. 02-16.

      Stock-based Employee Compensation Plans

      The Company has various stock-based employee compensation plans, which are described more fully in Note F. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pre-tax expense related to the intrinsic value of restricted stock issued was $0.4 million, $0.8 million and $0.5 million for fiscal years 2004, 2003 and 2002, respectively.

      The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options (in thousands, except for per share data).

                                                                             YEAR ENDED
                                                             -------------------------------------------
                                                             January 29,     January 31,     February 1,
                                                                2005            2004            2003
                                                             -----------     -----------     -----------
Net earnings (loss) as reported                              $    43,338     $    39,120     $  (144,819)
  Add:  Stock-based employee compensation expense
           included in reported net income, net of
           related tax effects                                       166             503             329
  Deduct: Total stock-based employee compensation expense
           determined under fair value method for all
           option awards, net of related tax effects              (1,749)         (1,579)         (1,669)
                                                             -----------     -----------     -----------

Pro forma net earnings (loss)      $41,755         $    38,044     $  (146,159)
                                   -------         -----------     -----------
Net Earnings (loss) per share:
     Basic -  - as reported        $  1.48         $      1.35     $     (5.03)
     Basic -  - pro forma          $  1.42         $      1.31     $     (5.08)

     Diluted -  - as reported      $  1.46         $      1.33     $     (4.95)
     Diluted -  - pro forma        $  1.40         $      1.30     $     (5.00)


      Pre-opening Costs

      The Company expenses pre-opening costs of retail stores as incurred.

      Net Earnings (Loss) Per Common Share

      Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. During fiscal 2004, 2003 and 2002, options to purchase 1,061,251 shares, 1,454,669 shares and 1,654,646 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

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

      In fiscal 2004, the Company sold four owned properties and none of the remaining leases were terminated. In the second quarter of fiscal 2004, the Company entered into contracts to sell two of the four owned properties and recorded an additional $0.7 million increase to the property write-down reserve based on the expected sale prices, which were less than previously anticipated. The Company sold one of the remaining owned properties in the third quarter of fiscal 2004 and the final owned property in the fourth quarter of fiscal 2004. As of January 29, 2005, there were four remaining leased properties covered by the restructuring reserve (one lease expires in fiscal 2012 and three leases expire in fiscal 2018) and the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $13.3 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($1.8 million) as a current liability and the remainder ($11.5 million) is recorded in other long-term obligations as of the end of fiscal 2004.

      The amount of the asset write-downs and reserves for lease termination and property carrying costs are based in part on management's estimates as to the timing and costs for disposition of the closed facilities. The Company's intention has been, and continues to be, to relieve all obligations associated with the closed facilities. The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords. However, due to the Company's inability to terminate the leases or to sublease the four locations, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the termination of the leases.

      Following is an analysis of the change in the restructuring reserve (in thousands) during fiscal 2002, 2003 and 2004:

                                       LEASE TERMINATION
                                          AND PROPERTY            OTHER
                                        CARRYING COSTS            COSTS
                                     ---------------------       --------
Balance as of Feb. 2, 2002           $              32,792       $    228
Additions                                              439            -0-
Cash Payments                                      (18,260)          (113)
Other Adjustments                                      -0-            -0-
                                     ---------------------       --------

Balance as of Feb. 1, 2003                          14,971            115

Additions                                              -0-            -0-
Cash Payments                                         (581)           -0-
Other Adjustments                                      115           (115)
                                     ---------------------       --------

Balance as of Jan. 31, 2004                         14,505            -0-

Additions                                              -0-            -0-
Cash Payments                                       (1,176)           -0-
Other Adjustments                                        0            -0-
                                     ---------------------       --------

Balance as of Jan. 29, 2005          $              13,329       $    -0-

C. SHORT-TERM DEBT

      The Company had outstanding $85.7 million and $82.3 million under the revolving credit portion of its secured credit facilities (see Note D), as of January 29, 2005 and January 31, 2004, respectively. The related weighted average interest rates on borrowings outstanding at January 29, 2005 and January 31, 2004 were 4.4% and 3.9%, respectively.

      The Company also authorizes letters of credit to be issued during the ordinary course of business as required by foreign vendors. As of January 29, 2005 and January 31, 2004, the Company had outstanding letters of credit for $14.7 million and $15.9 million, respectively.

D. LONG-TERM OBLIGATIONS AND LEASES
              (in thousands)

                                                                   JAN. 29, 2005      JAN. 31, 2004
                                                                   -------------      -------------
Senior Unsecured Notes, 9.0% due November 15, 2004, less
    unamortized discount of $0 and $4, respectively                $        -0-       $      55,251

Senior Unsecured Notes, 9.25% due March 15, 2022, less
    unamortized discount of $328 and $347, respectively                  99,672              99,653

Mortgage and other obligations                                           52,534              55,202
Capital lease obligations                                                94,424             100,681
                                                                   ------------       -------------
                                                                        246,630             310,787
Less current portion                                                      8,018              63,797
                                                                   ------------       -------------
Long-term obligations                                              $    238,612       $     246,990
                                                                   ============       =============

      The indentures governing the Senior Unsecured Notes contain certain covenants which, among other things, restrict the ability of the Company to consolidate, merge or convey, transfer or lease its properties and assets substantially as an entirety, to create liens or to enter into sale and leaseback transactions. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any obligation in excess of $25.0 million.

      In the third quarter of fiscal 2003, the Company entered into the amended and restated senior secured revolving credit facility (the "Amended Secured Credit Facility"). The Amended Secured Credit Facility, which terminates on August 19, 2007, provides for revolving credit loans of up to $450.0 million. Amounts available under the Amended Secured Credit Facility are limited based on a percentage of inventory and accounts receivable. A total of $309.4 million of borrowings were available as of January 29, 2005. Borrowings under the facility are secured by accounts receivable and inventory and bear interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, in both cases depending on borrowing availability under the facility. The Amended Secured Credit Facility limits the payment of dividends, new indebtedness, repurchases of common stock and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein.

      During the first quarter of fiscal 2002, the Company closed on a $50.0 million private placement mortgage financing. The loan has a term of 10 years at an interest rate of 11 percent and is secured by 13 ShopKo stores and one distribution center. Principal payments are based on a 25-year amortization schedule with a balloon payment due March 2012. Prepayments are permitted subject to certain penalties. The loan was used to retire five lease liabilities associated with closed stores controlled by affiliates of the lender, to provide additional liquidity, and to add a layer of longer term debt to the Company's capital structure. The loan is collateralized by property with a net book value of $43.8 million at January 29, 2005.

      The interest rates on the other mortgage obligations range from 3.94% to 6.40% with maturities ranging from April 2007 to May 2008 and are collateralized by property with a net book value of $16.2 million at January 29, 2005.

      Approximate annual maturities of long-term obligations, excluding capital leases, for the five years subsequent to the year ended January 29, 2005 are as follows (in thousands):

     FISCAL                     LONG-TERM
      YEAR                     OBLIGATIONS
------------------             -----------
      2005                     $     2,114
      2006                           1,788
      2007                           3,838
      2008                           1,520
      2009                           1,508
      Later                        141,438
                               -----------
Total maturities               $   152,206
                               ===========

      The Company leases certain stores and equipment under capital leases. Many of these leases include renewal options, and occasionally, include options to purchase. In addition to its capital leases, the Company is obligated under operating leases, primarily for land, buildings and computer equipment.

      Minimum future obligations under capital and operating leases in effect at January 29, 2005 are as follows (in thousands):

                                        CAPITAL LEASE       OPERATING LEASE
      FISCAL YEAR                        OBLIGATIONS        OBLIGATIONS(1)
      -----------                      --------------      ----------------
        2005                           $      14,895       $         17,115
        2006                                  13,423                 16,533
        2007                                  13,133                 15,805
        2008                                  12,859                 14,388
        2009                                  11,984                 12,821
       Later                                  95,250                 83,120
                                       -------------       ----------------
Total minimum future obligations             161,544       $        159,782
                                                           ================
Less interest                                (67,120)
                                       -------------
Present value of minimum future
obligations                            $      94,424
                                       =============

(1)   Operating lease obligations excluding closed stores.

      The present values of minimum future obligations shown above are calculated based on interest rates ranging from 5.3% to 16.4% for capital leases determined to be applicable at the inception of the capital leases.

      Contingent rent expense, based primarily on sales performance, for capital and operating leases was $0.7 million in fiscal 2004, $0.8 million in fiscal 2003 and $0.8 million in fiscal 2002. Total minimum rental expense, net of sublease income, related to all operating leases with terms greater than one year was $17.3, $17.8 and $17.8 million in fiscal 2004, 2003 and 2002, respectively. Certain operating leases require payments to be made on an escalating basis. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the term of the leases.

      The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $9.5 million as of January 29, 2005.

E. INCOME TAXES

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For balance sheet reporting purposes, the current deferred tax liability of $26.9 million and $29.6 million at January 29, 2005 and January 31, 2004, respectively, is included in deferred taxes and other accrued liabilities.

      Components of the Company's net deferred tax liability are as follows (in thousands):

                                                    2004              2003
                                                 ----------        ----------
Deferred tax liabilities:
       Property and equipment                    $   44,552        $   48,675
       Intangibles                                    6,859             4,566
       Inventory valuation                           42,574            43,327
       Other                                            -0-             4,595
                                                 ----------        ----------
            Total deferred tax liabilities           93,985           101,163
                                                 ----------        ----------
Deferred tax assets:
       Reserves and allowances                      (17,613)          (17,114)
       Restructuring and impairment reserves         (5,948)          (11,397)
       Capital leases                               (10,119)           (9,876)
       Compensation and benefits                    (10,247)          (10,359)
       Other                                           (206)              -0-
                                                 ----------        ----------
           Total deferred tax assets                (44,133)          (48,746)
                                                 ----------        ----------
Net deferred tax liability                       $   49,852        $   52,417
                                                 ==========        ==========

Long-term deferred tax liability                 $   22,963        $   22,803
                                                 ==========        ==========
Short term deferred tax liability portion        $   26,889        $   29,614
                                                 ==========        ==========

      The amounts reflected in the provision for income taxes are based on applicable federal statutory rates, adjusted for permanent differences between financial and taxable income. The provision (credit) for federal and state income taxes related to continuing operations includes the following (in thousands):

                                    2004           2003           2002
                                  --------      ---------       ---------
Current
        Federal                   $ 17,384      $  19,953       $  17,892
        State                        4,134          2,081           2,178
Deferred                             3,735          2,856           7,079
                                  --------      ---------       ---------
Total provision                   $ 25,253      $  24,890       $  27,149
                                  ========      =========       =========

      The effective tax rate related to continuing operations varies from the statutory federal income tax rate for the following reasons:

                                                        2004           2003           2002
                                                        ----           ----           ----
Statutory income tax rate                               35.0%          35.0%          35.0%
State income taxes, net of federal tax benefits          4.1            3.0            4.1
Resolution of prior period tax matters                  (2.2)           0.0            0.0
Other                                                   (0.1)           0.9            0.6
                                                        ----           ----           ----
Effective income tax rate                               36.8%          38.9%          39.7%
                                                        ====           ====           ====

      Federal and state tax authorities periodically audit the Company's income tax returns. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with its various tax filing positions, the Company records reserves for probable exposures. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved.

      During 2004, the Company completed field audits and reached a final settlement of the income tax uncertainties regarding the realization of certain acquired tax benefits associated with the Pamida acquisition in fiscal 1999. At the time, management recorded in its purchase accounting its best estimate of the tax basis of the acquired benefits that would be accepted by the tax authority. In accordance with SFAS 109 "Accounting for Income Taxes", liabilities previously recognized relating to the acquired entity's prior tax returns should be adjusted when such items are settled with the tax authority. The effect of the adjustment should be applied first to remaining goodwill, and then to intangible assets relating to the acquisition. Based on the final settlement reached in 2004, the Company reduced the Pamida trade name and related deferred income tax liabilities by $6.3 million. This adjustment did not impact net income.

      In addition to the aforementioned matter, the Company reached final settlement of other income tax uncertainties for which reserves were established. In connection with the resolution of these matters in fiscal 2004, the Company recorded a tax benefit of $1.4 million in fiscal 2004.

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

      The Company's Stock Option Plans and Stock Incentive Plans allow the granting of stock options and other equity-based awards to various officers, directors and other employees of the Company at prices not less than 100 percent of fair market value, determined by the closing price on the date of grant. The Company has 1,895,570 shares available for issuance under the plans as of January 29, 2005. Options and restricted stock vest generally over two to five years or immediately upon a change of control.

      Option activity is summarized as follows (shares/options in thousands):

                                                                               Weighted Ave.
                                      Shares           Price Range            Exercise Price
                                      ------       ------------------         --------------
Outstanding, February 2, 2002         3,067        $ 5.31   -   37.63         $        16.37
Granted                                 684         11.70   -   19.85                  14.29
Exercised                              (229)         5.31   -   17.06                  16.49
Cancelled and forfeited                (412)         5.31   -   36.44                  16.17
                                      -----        ------------------         --------------
Outstanding, February 1, 2003         3,110          5.31   -   37.63                  16.55
Granted                                 146         11.24   -   15.32                  13.26
Exercised                              (221)         5.31   -   13.78                   8.43
Cancelled and forfeited                (524)         5.31   -   37.63                  20.31
                                      -----        ------------------         --------------
Outstanding, January 31, 2004         2,511          5.31   -   37.63                  16.29
Granted                                 531         13.64   -   19.75                  13.94
Exercised                              (360)         5.31   -   17.88                   9.34

Cancelled and forfeited                (326)          5.31  -   34.88                  17.82
                                      -----        ------------------         --------------
Outstanding January 29, 2005          2,356        $  5.31  - $ 37.63         $        16.63
                                      =====        ==================         ==============

                              Options       Weighted Ave.
                            Exercisable    Exercise Price
                            -----------    --------------
January 29, 2005               1,572       $        18.38
January 31, 2004               1,672       $        18.16
February 1, 2003               1,729       $        19.32

      The following tables summarize information about stock options outstanding at January 29, 2005 (shares in thousands):

                                             OPTIONS OUTSTANDING
                      -------------------------------------------------------------------
                                                 Weighted Average
Range of Exercise     Shares Outstanding       Remaining Contractual     Weighted Average
     Prices            at Jan. 29, 2005                Life               Exercise Price
-----------------     ------------------       ---------------------     ----------------
$ 5.31  - $13.64            1,034                    7.9 years           $          11.10
 13.78  -  19.85              620                    6.8                            16.12
 20.00  -  37.63              702                    3.5                            25.22
----------------            -----                    ---------           ----------------
$ 5.31  - $37.63            2,356                    6.3 years           $          16.63
================            =====                    =========           ================

                                   OPTIONS EXERCISABLE
                       ------------------------------------------
Range of Exercise      Shares Exercisable at     Weighted Average
    Prices                 Jan. 29, 2005          Exercise Price
-----------------      ---------------------     ----------------
$ 5.31 - $13.64                 428              $          9.06
 13.78 -  19.85                 442                        16.54
 20.00 -  37.63                 702                        25.22
---------------               -----              ---------------
$ 5.31 - $37.63               1,572              $         18.38
===============               =====              ===============

      The weighted average fair value of options granted was $6.94, $6.91 and $7.54 per share in fiscal 2004, 2003 and 2002, respectively. The fair value of stock options is computed as the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows:

                                                   2004      2003      2002
                                                  -----     -----     -----
Risk-free interest rate                            3.8%      2.9%      3.2%
Expected volatility                               44.2%     65.5%     66.6%
Dividend yield                                     0.0%      0.0%      0.0%
Expected option life, standard option (years)      4.0       4.0       4.0

      In fiscal 1993, the Company adopted a Restricted Stock Plan, which provides awards of up to 200,000 shares of common stock to key employees of the Company. In addition, the Company may issue restricted stock under the Company's other Stock Incentive Plans, subject to limitations set forth in such Plans. Plan participants are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of the shares during a restricted period. During fiscal 2004, 2003 and 2002, the Company issued 22,000, 30,500 and 117,500 shares, respectively, of restricted stock with a fair value as of the grant date between $17.08 and $18.35 per share in fiscal 2004, between $11.24 and $15.32 per share in fiscal 2003 and $11.70 and $19.60 per share in fiscal 2002. There were 64,250 shares and 135,500 shares of restricted stock outstanding at January 29, 2005 and January 31, 2004, respectively.

G. EMPLOYEE BENEFITS

      Substantially all employees of the Company are covered by a defined contribution profit sharing plan. The plan for ShopKo and Pamida employees provides for two types of company contributions: an amount determined annually by the Board of Directors and an employer matching contribution equal to 100 percent of the first three percent and 50 percent of the next two percent of compensation contributed by participating employees. Contributions were $12.5, $10.7 and $14.3 million for fiscal 2004, 2003 and 2002, respectively.

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

      The carrying amounts and fair values of the Company's long-term obligations (excluding capital leases) at January 29, 2005 and January 31, 2004 are as follows (amounts in thousands):

                  January 29,     January 31,
                     2005            2004
                  -----------     -----------
Carrying amount   $   152,206     $   210,106
Fair value        $   166,480     $   216,358

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                           Fiscal Years
                                           -----------------------------------------------
                                              2004              2003              2002
                                           -----------       -----------       -----------
Net sales
    ShopKo Retail                          $ 2,356,368       $ 2,383,473       $ 2,456,094
    Pamida Retail                              810,277           800,615           784,093
                                           -----------       -----------       -----------
      Total net sales                      $ 3,166,645       $ 3,184,088       $ 3,240,187
                                           ===========       ===========       ===========

Earnings (loss) from operations
    ShopKo Retail                          $   112,603       $   111,751       $   147,075
    Pamida Retail                               15,778            11,894            11,256
    Corporate (1)                              (25,919)          (21,715)          (37,685)
                                           -----------       -----------       -----------
       Earnings from operations            $   102,462       $   101,930       $   120,646
                                           ===========       ===========       ===========
Depreciation and amortization expenses
    ShopKo Retail                          $    62,893       $    59,647       $    60,051
    Pamida Retail                               22,728            23,079            22,641
    Corporate                                      560               515               645
                                           -----------       -----------       -----------
      Total depreciation and
        amortization expenses              $    86,181       $    83,241       $    83,337
                                           ===========       ===========       ===========
Capital expenditures
    ShopKo Retail                          $    66,178       $    49,291       $    22,742
    Pamida Retail                                6,974            10,092             8,073
    Corporate                                    1,086             1,049                65
                                           -----------       -----------       -----------
      Total capital expenditures           $    74,238       $    60,432       $    30,880
                                           ===========       ===========       ===========

CATEGORY SALES ANALYSIS:
ShopKo Retail
          Hardlines                        $ 1,192,291       $ 1,227,164       $ 1,302,926
          Softlines                            464,097           465,031           491,918
          Retail Health                        699,980           691,278           661,250
                                           -----------       -----------       -----------
                    Total net sales        $ 2,356,368       $ 2,383,473       $ 2,456,094
                                           ===========       ===========       ===========

Pamida Retail
          Hardlines                        $   511,669       $   520,230       $   523,423
          Softlines                            117,783           130,150           137,201
          Retail Pharmacy                      180,825           150,235           123,469
                                           -----------       -----------       -----------
                    Total net sales        $   810,277       $   800,615       $   784,093
                                           ===========       ===========       ===========

                                           As of January 29,     As of January 31,      As of February 1,
                                                2005                   2004                  2003
                                           -----------------     -----------------     ------------------
Assets
    ShopKo Retail                          $    1,045,065        $       1,060,986     $        1,075,964
    Pamida Retail                                 377,711                  400,351                410,634
    Corporate                                      10,427                   17,087                 18,369
                                           --------------        -----------------     ------------------
      Total assets                         $    1,433,203        $       1,478,424     $        1,504,967
                                           ==============        =================     ==================

---------------
(1) Included in Corporate are restructuring charges of $6.0 million in fiscal 2002.

J. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly financial information is as follows:

 (In thousands, except per share data)

                                                        FISCAL YEAR ENDED JANUARY 29, 2005
                                 --------------------------------------------------------------------------------
                                   First             Second           Third            Fourth            Year
                                 (13 Weeks)        (13 Weeks)       (13 Weeks)       (13 Weeks)       (52 Weeks)
                                 ----------        ----------      -----------       ----------       -----------
Net sales                        $  735,033        $  775,576      $   746,391       $  909,645       $ 3,166,645
Gross margin                        183,811           203,294          192,216          249,125           828,446
Net earnings (loss)                  (2,379)            8,300            1,995           35,424            43,338

Basic earnings (loss)
   per common share              $    (0.08)       $     0.28      $      0.07       $     1.20       $      1.48
Diluted earnings (loss)
   per common share              $    (0.08)       $     0.28      $      0.07       $     1.19       $      1.46
Weighted average
   shares - diluted                  29,210            29,514           29,683           29,837            29,624

Price range per common           $  13.26 -        $  12.22 -      $   14.95 -       $  17.04 -       $   12.22 -
   Share(1)                      $    15.45        $    16.00      $     18.60       $    19.83       $     19.83

                                                        FISCAL YEAR ENDED JANUARY 31, 2004
                                 --------------------------------------------------------------------------------
                                   First             Second           Third            Fourth            Year
                                 (13 Weeks)        (13 Weeks)       (13 Weeks)       (13 Weeks)       (52 Weeks)
                                 ----------        ----------      -----------       ----------       -----------
Net sales                        $  707,917        $  764,692      $   758,543       $  952,936       $ 3,184,088
Gross margin                        182,663           201,732          191,804          241,376           817,575

Net earnings (loss)                  (1,095)            7,699              964           31,552            39,120

Basic earnings (loss)
   per common share              $    (0.04)       $     0.27      $      0.03       $     1.08       $      1.35

Diluted earnings (loss)
   per common share              $    (0.04)       $     0.26      $      0.03       $     1.07       $      1.33

Weighted average
   shares - diluted                  29,155            29,249           29,379           29,487            29,317

Price range per common           $  10.08 -        $  11.08 -      $   12.19 -       $  14.00 -       $   10.08 -
   Share(1)                      $    12.20        $    14.23      $     16.67       $    17.01       $     17.01

(1) Price range per common share reflects the highest and lowest closing stock market prices on the New York Stock exchange during each quarter.

SHOPKO STORES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

                                                 BALANCE          CHARGES
                                                   AT               TO                                  BALANCE
                                                 BEGINNING         COSTS &           DEDUCTIONS        AT END OF
                                                  OF YEAR         EXPENSES          (ADDITIONS)          YEAR
                                              --------------    -------------     ---------------    -------------
Year ended February 1, 2003:
    Allowance for losses on receivables       $        3,220    $         578     $         1,187    $       2,611
    Inventory valuation reserves                       2,580              582                 864            2,298

Year ended January 31, 2004:
    Allowance for losses on receivables       $        2,611    $         335     $           241    $       2,705
    Inventory valuation reserves                       2,298            2,257               2,298            2,257

Year ended January 29, 2005
    Allowance for losses on receivables       $        2,705    $         371      $        1,243    $       1,833
    Inventory valuation reserves                       2,257            2,414               2,010            2,661

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        ShopKo Stores, Inc. (Registrant)
Date:  April 1, 2005             By: /s/ SAM K. DUNCAN
                                     ----------------------------
                                        Sam K. Duncan,
                                        Chief Executive Officer, President
                                        (Duly Authorized Officer of Registrant)

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

       SIGNATURE                            TITLE                        DATE
------------------------      ----------------------------------     -------------
/s/  SAM K. DUNCAN            Chief Executive Officer, President     April 1, 2005
------------------------
Sam K. Duncan                            and Director

/s/  BRIAN W. BENDER             Senior Vice President, Chief        April 1, 2005
------------------------
Brian W. Bender                       Financial Officer

/s/  PETER J. O'DONNELL          Principal Accounting Officer        April 1, 2005
------------------------
Peter J. O'Donnell

/s/   JACK W. EUGSTER*              Chairman of the Board            April 1, 2005
------------------------
Jack W. Eugster

/s/   DALE P. KRAMER*                      Director                  April 1, 2005
------------------------
Dale P. Kramer

/s/   MARTHA A. MCPHEE*                    Director                  April 1, 2005
------------------------
Martha A. McPhee

/s/   JOHN G. TURNER*                      Director                  April 1, 2005
---------------------
John G. Turner

/s/   STEPHEN E. WATSON*                   Director                  April 1, 2005
------------------------
Stephen E. Watson

/s/   GREGORY H. WOLF*                     Director                  April 1, 2005
------------------------
Gregory H. Wolf

/s/   RICHARD A. ZONA*                     Director                  April 1, 2005
------------------------
Richard A. Zona

*By Steven R. Andrews pursuant to Powers of Attorney.

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-K REPORT

                                                                                      Sequential Page
Exhibit                                                                              Number In Manually
Number                                     Exhibit                                    Signed Original
-------     -------------------------------------------------------------------      ------------------
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

                                                                                      Sequential Page
Exhibit                                                                              Number In Manually
Number                                     Exhibit                                    Signed Original
-------     -------------------------------------------------------------------      ------------------
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


                                                                                      Sequential Page
Exhibit                                                                              Number In Manually
Number                                     Exhibit                                     Signed Original
-------     -------------------------------------------------------------------      ------------------
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

                                                                                      Sequential Page
Exhibit                                                                              Number In Manually
Number                                     Exhibit                                    Signed Original
-------     -------------------------------------------------------------------      ------------------
10.12       ShopKo Stores, Inc. 2000 Executive Long-Term Incentive Plan,
            incorporated by reference from the Registrant's definitive Proxy
            Statement dated April 17, 2000 filed in connection with the
            Registrant's 2000 Annual Meeting of Shareholders. (1)

10.13 ShopKo Stores, Inc. Executive Retirement Plan, dated February 1999, incorporated by reference from the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 29, 2000. (1)

10.15 ShopKo Stores, Inc. 2001 Stock Incentive Plan, incorporated by reference to the Registrant's definitive Proxy Statement dated May
            1, 2001 filed in conjunction with the Registrant's 2001 Annual
            Meeting of Shareholders. (1)

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

10.18       Employment Agreement, dated October 28, 2002 between ShopKo Stores,
            Inc. and Sam K. Duncan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the 13 weeks ended
            November 2, 2002. (1)

10.19 ShopKo Stores, Inc. 2004 Stock Incentive Plan, incorporated by reference to the Registrant's definitive Proxy Statement dated April
            26, 2004 filed in conjunction with the Registrant's 2004 Annual
            Meeting of Shareholders. (1)

10.20       Letter Agreement, dated July 30, 2004 between ShopKo Stores, Inc.
            and Jeffrey C. Girard, incorporated by reference to the Registrant's
            Quarterly Report on Form 10-Q for the 13 weeks ended July 31, 2004.
            (1)

                                                                                      Sequential Page
Exhibit                                                                              Number In Manually
Number                                     Exhibit                                    Signed Original
-------     -------------------------------------------------------------------      ------------------
10.21       Form of Stock Option Agreement pursuant to ShopKo Stores, Inc. 2004
            Stock Incentive Plan, incorporated by reference to the Registrant's
            Quarterly Report on Form 10-Q for the 13 weeks ended July 31, 2004.
            (1)

10.22       Form of Restricted Stock Agreement pursuant to ShopKo Stores, Inc.
            2004 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the 13 weeks ended
            July 31, 2004. (1)

10.23*      ShopKo Stores, Inc. 2004 Board of Directors Compensation
            Arrangements. (1)

14. ShopKo Stores, Inc. Code of Business Ethics, incorporated by reference to the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 31, 2004.

21.1*       Subsidiaries of the Registrant.

23.1*       Consent of Deloitte & Touche LLP.

24.1*       Directors' Powers of Attorney.

31.1* Certification of Sam K. Duncan, Chief Executive Officer, President pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended.

31.2*       Certification of Brian W. Bender, Senior Vice President, Chief
            Financial Officer, pursuant to Rule 13a -14(a) of the Securities
            Exchange Act of 1934, as amended.

32.1** Statement of Sam K. Duncan, Chief Executive Officer, President, pursuant to 18 U.S.C. ss. 1350.

32.2**      Statement of Brian W. Bender, Senior Vice President, Chief Financial
            Officer, pursuant to 18 U.S.C. ss. 1350.

* Filed herewith
** Furnished herewith

(1) A management contract or compensatory plan or arrangement.