Form 10-K/A
period 2005-01-29
SHOPKO STORES INC
filed 2005-05-31
CIK 878314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

     [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR (52 WEEKS) ENDED JANUARY 29, 2005

                                       OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

     Commission file number 1-10876
                            -------

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

               Wisconsin                                41-0985054
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

      700 Pilgrim Way, Green Bay, Wisconsin                54304
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code      (920) 429-2211
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

     Securities registered pursuant to Section 12 (g) of the Act:  None.
                                                                  ------

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes    X        No
                     -------        -------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2004 was approximately $454,598,652 (based upon the closing price of Registrant's common stock on the New York Stock Exchange on such date).

     Number of shares of $0.01 par value common stock outstanding as of April 30, 2005: 30,041,535.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTES

This Amendment No. 1 to the Annual Report on Form 10-K of ShopKo Stores, Inc. (the "Company") for the fiscal year ended January 29, 2005 is being filed to timely file required Part III information. We originally expected to incorporate this Part III information from our definitive proxy statement to be filed in connection with the Company's 2005 Annual Meeting of Shareholders. However, as previously announced, on April 7, 2005, the Company entered into a definitive merger agreement with Badger Retail Holding, Inc., a newly-formed Delaware corporation ("Badger Retail Holding"), and Badger Acquisition Corp., a newly formed Wisconsin corporation ("Badger Acquisition") and a wholly-owned subsidiary of Badger Retail Holding, pursuant to which Badger Acquisition will merge with and into ShopKo and the separate corporate existence of Badger Acquisition will end. We refer to this transaction as the "Pending Merger." Badger Retail Holding is owned by Marathon Limited Partnership Fund V ("Marathon"), a private equity firm sponsored by Goldner Hawn Johnson & Morrison Incorporated ("Goldner Hawn"), a Minneapolis, Minnesota-based private equity firm. ShopKo will be the surviving corporation in the Pending Merger and will continue to be a Wisconsin corporation after the Pending Merger. In connection with the Pending Merger, the Company has postponed its annual meeting indefinitely. Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information in our Form 10-K for the fiscal year ended January 29, 2005, as originally filed on April 1, 2005.

     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

     For purposes of this Amendment No. 1 to Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as originally filed on April 1, 2005, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Amendment No. 1 to Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

     NYSE Certification -- In 2004, the Company filed with the New York Stock Exchange ("NYSE") the certification of its Chief Executive Officer confirming that ShopKo Stores, Inc. was in compliance with the NYSE corporate governance listing standards.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers is included in Part I of this Annual Report on Form 10-K above in the section entitled "Executive Officers of the Registrant". Set forth below is information regarding the Company's current directors, each of whom is a United States citizen:

John G. Turner, 65 - Director and Co-Chairman of Board

     Mr. Turner has been a director of ShopKo since August 1999 and was named Co-Chairman of the ShopKo board of directors on April 7, 2005. Since May 2002, he has served as the Chairman of Hillcrest Capital Partners. Mr. Turner was Vice Chairman of ING Americas and General Manager and Chief Executive Officer of ING Mutual Funds and Institutional Asset Management-U.S. from the acquisition of ReliaStar Financial Corp. by the ING Group in September 2000 until his retirement in December 2001. Prior to that time, Mr. Turner held numerous executive offices within Reliastar, including Chairman and Chief Executive Officer from 1993 to September 2000. Mr. Turner is also a director of Hormel Foods Corporation and Conseco, Inc.

Stephen E. Watson, 60 - Director and Co-Chairman of the Board

     Mr. Watson has been a director of ShopKo since July 1997 and was named Co-Chairman of the ShopKo board of directors on April 7, 2005. He served as the President and Chief Executive Officer of Gander Mountain, L.L.C., a private specialty retailer of outdoor recreational equipment and clothing, from November 1997 until his retirement in November 2002. Mr. Watson is also a director of Smart & Final Inc.

Jack W. Eugster, 59 - Director

     Mr. Eugster has been a director of ShopKo since September 1991 and served as the Non-Executive Chairman of the Board from May 2001 until April 7, 2005. Mr. Eugster was the Chairman, President and Chief Executive Officer of Musicland Stores Corporation, a retail music and home video company, from 1986 until February 2001. Mr. Eugster is also a director of Donaldson Company, Inc., Graco, Inc. and Black Hills Corporation.

Dale P. Kramer, 65 - Director

     Mr. Kramer has been a director of ShopKo since August 1991. He was the Chairman of the Board from July 1997 to March 2000 and served as the President and Chief Executive Officer of ShopKo from February 1991 to March 1999. Prior to that time, he served as ShopKo's Executive Vice President from April 1983 to February 1986 and as its Executive Vice President and Chief Operating Officer from February 1986 to February 1991. Mr. Kramer had been employed by ShopKo in various other positions since 1971.

Martha A. McPhee, 49 - Director

     Ms. McPhee has been a director of ShopKo since March 2002. Since January 2005, she has served as the President of the Animal Humane Society. From 2000 to March 2003, she was Senior Vice President and Chief Operating Officer for American Public Media Group and its subsidiaries, Minnesota Public Radio, Southern California Public Radio and the Greenspring Companies. Ms. McPhee also served in various executive positions from 1989 to 2000 with

     BRW, Inc./URS Corporation, an engineering consulting firm, most recently as Senior Vice President and Chief Operating Officer of the Transportation Division.

Gregory H. Wolf, 48 - Director

     Mr. Wolf has been a director of ShopKo since November 1998. Since October 2002, he has served as the President of CIGNA Group Insurance as well as its subsidiaries, CIGNA Life Insurance Company of New York and Life Insurance Company of North America, entities manufacturing and distributing group life, accident and disability insurance for CIGNA Corp. Mr. Wolf joined CIGNA in September 2001 as a Division President to lead a new business development initiative. From January 2000 to June 2001, Mr. Wolf was Chairman and Chief Executive Officer of nextHR.com, an application service provider of human resource asset management services.

Richard A. Zona, 60 - Director

     Mr. Zona has been a director of ShopKo since January 2003. Since 2000, he has served as the Chief Executive Officer of Zona Financial, LLC, a financial advisory firm. From 1989 to 2000, Mr. Zona held various executive positions with U.S. Bancorp, including Vice Chairman, Chief Financial Officer and Vice Chairman of Wholesale Banking and Wealth Management from 1970 to 1989. Mr. Zona is also a director of Polaris Industries Inc., New Century Financial Corp. and Piper Jaffray Companies and serves on an advisory board that Goldner Hawn Johnson & Morrison Incorporated established with respect to Marathon.


As previously announced, Mr. Sam K. Duncan, who was Chief Executive Officer, President and a member of the Board of Directors, resigned effective April 14, 2005 to take a position with another company.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon the Registrant's review of Forms 3, 4 and 5 received by it during the last fiscal year pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed on a timely basis by reporting persons.


AUDIT COMMITTEE

     The Audit Committee is currently comprised of Messrs. Turner (Chairman), Wolf and Zona. The Board of Directors has determined that each of the Audit Committee members is "financially literate" under the listing standards of the NYSE and that Mr. Zona qualifies as an "audit committee financial expert" within the meaning of the applicable rules and regulations of the Securities and Exchange Commission.


CODE OF ETHICS

     The Company has adopted a Code of Business Ethics that applies to its directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Ethics is filed as an exhibit to this Annual Report on Form 10-K and is posted on the Company's internet website at www.shopko.com, and is available in print to any shareholder who requests it. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on its internet website.

OTHER CORPORATE GOVERNANCE MATTERS

     The non-employee directors of the Company hold regular executive sessions, which are presided over by either Mr. Turner or Mr. Watson, as Co-Chairman. Shareholders or other interested parties wishing to communicate with the Co-Chairmen or other non-employee directors may direct correspondence to such individuals c/o Corporate Secretary, 700 Pilgrim Way, P.O. Box 19060, Green Bay, WI 54307-9060. The Corporate Secretary will regularly forward communications to the appropriate Board member(s).

     The Board has three standing committees: the Compensation and Stock Option Committee, the Audit Committee and the Nominating/Corporate Governance Committee. All Committee members have been determined by the Board to be "independent" as set forth in the ShopKo Stores, Inc. Corporate Governance Principles. These standards require a finding that the individual satisfies all of the "independence" standards of the New York Stock Exchange and also that the individual has no material relationships with the Company, either directly or as a partner, shareholder or executive officer of an organization, that would interfere with such individual's exercise of independent judgment. Each of the Committees is governed by a written charter that is available via the investor relations page of the Company's website at www.shopko.com and is available in print to any shareholder who requests it.

ITEM 11.   EXECUTIVE COMPENSATION

     DIRECTOR COMPENSATION

     On January 19, 2005, the Board of Directors upon recommendation of the Board's Nominating/Corporate Governance Committee, revised the compensation paid to non-employee directors. Each director who is not an employee of the Company receives an annual retainer fee of $35,000, a portion of which is paid, and required to be held, in deferred stock units until retirement from the Board. Committee chairpersons receive an additional $5,000 annual retainer fee, except that the chairperson of the Audit Committee receives an additional $7,500 annual retainer fee. In addition, non-employee directors receive a fee of $1,500 for each Board or committee meeting attended in person or $750 if the director participates by teleconference. In addition, effective January 19, 2005, each non-employee member of the Board was granted 1,000 restricted shares of ShopKo Stores, Inc. Common Stock. The Company reimburses all non-employee directors for travel and related expenses incurred in connection with Board and committee meetings and educational seminars approved in advance by the Chairman of the Nominating/Corporate Governance Committee.

     Stock incentive awards are granted to non-employee directors from time to time. Typically option grants are made at the time a director joins the Board and annually to each director following the Annual Meeting of Shareholders. Messrs. Eugster, Kramer, Turner, Watson, Wolf, and Zona and Ms. McPhee were granted options to purchase 4,000 shares of Common Stock at $13.64 per share on May 26, 2004.

     In addition, as compensation for serving as Non-Executive Chairman, on January 19, 2005, Mr. Eugster was granted options to purchase 7,000 shares of Common Stock at $18.35 per share and began receiving an annual cash retainer of $75,000 (payable quarterly), aside from his other Board compensation. Effective April 7, 2005, however, Mr. Eugster resigned his position as Non-Executive Chairman in connection with the Pending Merger and he is no longer receiving such annual retainer. At such time, Messrs. Turner and Watson were elected as Co-Chairmen of the Board and are receiving a monthly retainer of $5,000 each as compensation for such service in addition to their other Board compensation.

     The Company has a deferred compensation plan for non-employee directors that allows non-employee directors to elect to defer the cash portion of their annual retainers and other fees. This Plan provides that (i) the participating director may defer up to 100 percent (minus applicable tax withholding and social security tax) of the director's fees under the Plan; (ii) amounts deferred under the Plan will, at the election of the participating director, earn interest either at a rate equal to 120 percent of the 120-month rolling average of 10-year U.S. Treasury Notes or at a rate equal to the rate earned under one or more equity portfolios described in the Plan; and (iii) amounts deferred under the Plan will be payable in a lump sum or annual installments over 3, 5, 10 or 15 years commencing upon the earlier of the participating director's termination as a director for any reason (including death) or the participating director's reaching age 70. Except with respect to the portion of the annual retainer mandatorily paid in the form of deferred stock units noted above, as of January 29, 2005, no current non-employee directors have elected to participate in this Plan.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table (the "Summary Compensation Table") sets forth the compensation paid by the Company for each of the last three fiscal years to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers as of January 29, 2005 and one former officer of the Company:

                                                   ANNUAL                         LONG TERM
                                                COMPENSATION                 COMPENSATION AWARDS
                                            ------------------------    ------------------------------
                                                                         RESTRICTED       SECURITIES
                                                                            STOCK         UNDERLYING         ALL OTHER
         NAME AND                             SALARY        BONUS          AWARDS        OPTIONS/SARS       COMPENSATION
    PRINCIPAL POSITION          YEAR(1)        ($)          ($)(2)           ($)              (#)              ($)(3)
-------------------------      --------     ---------     ----------     ----------      -------------     -------------
Sam K. Duncan(4).........        2004         725,000       400,566             --            50,000           20,246(5)
  President                      2003         725,000       275,000             --                 0           51,980
  Chief Executive Officer        2002         164,519       329,975        651,000(6)        100,000            3,523
Michael J. Hopkins.......        2004         420,692       106,301(7)          --            15,000           24,728(8)
  President, Pamida              2003         405,823        72,775             --                 0          125,224
                                 2002         410,700       257,876             --            15,000            8,555
Michael J. Bettiga.......        2004         366,070       148,797(9)          --            10,000           24,442(10)
  Sr. Vice President,            2003         352,600        74,546             --                 0           71,356
  Retail Health Operations       2002         358,500       138,688             --            10,000            7,275
Brian W. Bender..........        2004         357,308       166,947(11)         --            15,000           23,512(12)
  Sr. Vice President,            2003         341,385        70,710             --                 0           87,073
  Chief Financial Officer        2002         331,500       237,148             --            15,000           95,334
Paul G. White (13).......        2004         326,346        86,235        171,000(14)        27,500           84,960(15)
  Sr. Vice President,            2003          72,500        37,156(16)     38,300            10,000            3,008
  Chief Merch. Officer
Jeffrey C. Girard(17)....        2004         527,818       294,210(18)         --            30,000           26,731(19)
  Vice Chairman                  2003         511,806       126,206             --                 0           47,748
  Finance & Administration       2002         403,462       689,286        980,000(20)        80,000           45,915

     ------------

(1) Refers to fiscal years ended on the following dates: 2002: February 1, 2003; 2003: January 31, 2004; and 2004: January 29, 2005.

(2) Represents bonuses earned with respect to the indicated fiscal year pursuant to the Company's Executive Incentive Plan although all or a portion of such payments may have been paid during the subsequent fiscal year. In addition, with respect to fiscal 2002, eligible employees earned a cash profit sharing payment that is included in this column.

(3) All Other Compensation for the listed individuals includes one or more of the following: Company-paid portion of individual life insurance policies; 401(k) Company match; profit sharing contributions attributable to the indicated fiscal year made to individual's 401(k) account; relocation expenses and tax adjustments in connection therewith; above market interest earned under the Company's deferred compensation plans; and a three year retention bonus paid to certain individuals during fiscal 2003.

(4) Mr. Duncan's employment with the Company commenced October 30, 2002 and he resigned April 14, 2005.

(5) All Other Compensation for Mr. Duncan includes the following: Company paid portion of individual life insurance policy: $246; and profit sharing contribution: $20,000.

(6) As of January 29, 2005, Mr. Duncan held 25,000 shares of restricted stock with an aggregate value of $446,750. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the shares. Mr. Duncan was originally granted 50,000 shares of restricted stock vesting in four equal annual installments, which began October 30, 2003. Pursuant to the 1993 Restricted Stock Plan, dividends are paid on all shares of restricted stock at the same rate as on unrestricted stock. Upon his resignation effective April 14, 2005, Mr. Duncan forfeited the remaining 25,000 shares of restricted stock.

(7) Includes the third of four installments of a deferred incentive award established in fiscal 2001 in the amount of $6,250, which was increased by $3,061 to $9,311 based on the Company exceeding certain financial performance goals in fiscal 2004 established by the Compensation and Stock Option Committee.

(8) All Other Compensation for Mr. Hopkins includes the following: Company paid portion of individual life insurance policy: $246; 401(k) Company match:
     $12,253; profit sharing contribution: $11,845; and above market interest earned under the Company's deferred compensation plans: $384.

(9) Includes the third of four installments of a deferred incentive award established in fiscal 2001 in the amount of $20,563, which was increased by $10,071 to $30,634 based on the Company exceeding certain financial performance goals in fiscal 2004 established by the Compensation and Stock Option Committee.

(10) All Other Compensation for Mr. Bettiga includes the following: Company paid portion of individual life insurance policy: $246; 401(k) Company match:
     $14,406; and profit sharing contribution: $9,790.

(11) Includes the third of four installments of a deferred incentive award established in fiscal 2001 in the amount of $23,625, which was increased by $11,571 to $35,196 based on the Company exceeding certain financial performance goals in fiscal 2004 established by the Compensation and Stock Option Committee.

(12) All Other Compensation for Mr. Bender includes the following: Company paid portion of individual life insurance policy: $246; 401(k) Company match:
     $13,471; and profit sharing contribution: $9,795.

(13) Mr. White's employment with the Company commenced October, 2003.

(14) Mr. White holds 12,500 shares of restricted stock with an aggregate value as of January 29, 2005 of $223,375. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the shares. Pursuant to the stock incentive plans under which the stock was granted, dividends are paid on all shares of restricted stock at the same rate as on unrestricted stock.

(15) All Other Compensation for Mr. White includes the following: Company paid portion of individual life insurance policy: $246; and relocation expenses and tax adjustments in connection therewith: $84,714.

(16) Includes a signing bonus of $30,000.

(17) Mr. Girard's employment with the Company commenced April 9, 2002. Pursuant to that certain Letter Agreement, dated July 30, 2004, between Mr. Girard and the Company, he resigned as Vice Chairman - Administration and Finance effective August 1, 2004, however, his employment with the Company continued until March 15, 2005.

(18) Includes the second of four installments of a deferred incentive award established in fiscal 2002 in the amount of $37,500, which was increased by $13,393 to $50,893 based on the Company exceeding certain financial performance goals in fiscal 2003 established by the Compensation and Stock Option Committee.

(19) All Other Compensation for Mr. Girard includes the following: Company paid portion of individual life insurance policy: $246; 401(k) Company match:
     $13,492; and profit sharing contribution: $12,993.

(20) Mr. Girard's 50,000 shares of restricted stock fully vested on April 9, 2004 with an aggregate value of $755,000.

     ----------

     OPTION GRANTS TABLE

     The following table sets forth information about stock option grants during the fiscal year ended January 29, 2005 to the six individuals named in the Summary Compensation Table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                            INDIVIDUAL GRANTS
                                             ----------------------------------------------
                           NUMBER OF          % OF TOTAL
                           SECURITIES        OPTIONS/SARS    EXERCISE OR                           POTENTIAL REALIZABLE VALUE
                           UNDERLYING         GRANTED TO     BASE PRICE                            AT ASSUMED ANNUAL RATES OF
                          OPTIONS/SARS       EMPLOYEES IN     ($/SHARE)         EXPIRATION        STOCK PRICE APPRECIATION FOR
         NAME           GRANTED (#) (1)      FISCAL YEAR                           DATE                    OPTION TERM
         ----           --------------------------------------------------------------------------------------------------------
                                                                                                      5%($)             10%($)
                                                                                                      -----             ------
Sam K. Duncan(2)........       50,000                9.4%        13.64            5/25/2014                0                  0
Michael J. Hopkins......       15,000                2.8%        13.64            5/25/2014          128,672            326,080
Michael J. Bettiga......       10,000                1.9%        13.64            5/25/2014           85,781            217,386
Brian W. Bender.........       15,000                2.8%        13.64            5/25/2014          128,672            326,080
Paul G. White...........        7,500                1.4%        13.64            5/25/2014           64,336            163,040
                               20,000                3.8%        17.10            8/29/2014          215,082            545,060
Jeffrey C. Girard(3)....       30,000                5.7%        13.64            3/15/2007           64,500            135,445


(1) One-third (1/3) of Company stock options vest and become exercisable on each successive anniversary of the date of grant. All stock options vest immediately upon a "Change of Control," as defined in the Company's stock option award agreements.

(2) Upon the termination of Mr. Duncan's employment with the Company, his unvested options terminated immediately.

(3) Pursuant to that certain Letter Agreement, dated July 30, 2004 between Mr. Girard and the Company, Mr. Girard's options will terminate March 15, 2007.

                 OPTION EXERCISE AND FISCAL YEAR END VALUE TABLE

     The following table sets forth information with respect to the six individuals named in the Summary Compensation Table concerning stock options exercised during fiscal 2004 and the number and value of options outstanding on January 29, 2005:


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                             NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                SHARES                      UNDERLYING UNEXERCISED                 IN-THE-MONEY
                             ACQUIRED ON     VALUE          OPTIONS/SARS AT FISCAL            OPTIONS/SARS AT FISCAL
                               EXERCISE    REALIZED              YEAR-END (#)                      YEAR-END ($)
       NAME                      (#)          ($)      EXERCISABLE        UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----------------------      --------------------------------------------------------------------------------------------
Sam K. Duncan(1).......               0           0        66,666                  0         323,330                 0
Michael J. Hopkins.....          20,000     195,327        75,000             25,000          40,900           146,685
Michael J. Bettiga.....           7,833      54,318        57,833             15,334          60,621            81,050
Brian W. Bender........          20,500     214,851        10,000             28,000          40,900           184,356
Paul G. White..........               0           0         3,333             34,167           8,499            64,126
Jeffrey C. Girard......          14,000      90,075        67,000             40,000          40,900           167,800

(1) Upon termination of Mr. Duncan's employment, all unvested options terminated immediately. Pursuant to the terms of the Company's stock incentive plans, any vested options are required to be exercised within 90 days of termination of employment or such options are terminated. Mr. Duncan exercised his vested options within such period.


              LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

     The following table sets forth information about long term incentive plan awards granted during fiscal 2004 to the six individuals named in the Summary Compensation Table pursuant to the Company's 2000 Executive Long-Term Incentive Plan (the "2000 LTIP"):

                                                                       ESTIMATED FUTURE PAYOUTS
                                              PERFORMANCE       --------------------------------------
                                            OR OTHER PERIOD     THRESHOLD       TARGET       MAXIMUM
                                           UNTIL MATURATION       (% OF          (% OF        (% OF
         NAME                                OR PAYOUT (1)       SALARY)        SALARY)      SALARY)
----------------------                    ------------------------------------------------------------
Sam K. Duncan.........                           2/3/2007              25          50          100
Michael J. Hopkins....                           2/3/2007              20          40           80
Michael J. Bettiga....                           2/3/2007              15          30           60
Brian W. Bender.......                           2/3/2007            17.5          35           70
Paul G. White.........                           2/3/2007            17.5          35           70
Jeffrey C. Girard.....                           2/3/2007              20          40           80


------------

(1) Upon attainment of performance criteria as set by the Compensation and Stock Option Committee during a performance period, an award in an amount equal to a percentage of the participant's then-current annual base salary will be paid in the form of the Company's Common Stock, cash, or a combination thereof, as determined by the Compensation and Stock Option Committee. During fiscal 2004, the Compensation and Stock Option Committee established performance criteria and award levels for the three-year fiscal period commencing February 1, 2004. For the three-year period, the performance criteria is return on invested capital. The Company has determined not to disclose its performance targets on the basis that it is confidential business information.


EMPLOYMENT AGREEMENTS

In October 2002, the Company entered into an employment agreement with Mr. Duncan that was terminated in connection with his voluntary resignation from the Company on April 14, 2005. Under the terms of such employment agreement, for two years following his termination, Mr. Duncan must avoid disclosing confidential information about and competing with the Company. The Company does not have any continuing obligations under such agreement.

In addition, in April 2002, the Company entered into an employment agreement with Mr. Girard, which was terminated and superseded by a Letter Agreement, dated July 30, 2004 between the Company and Mr. Girard, providing for Mr. Girard's resignation. Specifically, the Letter Agreement provides that Mr. Girard resigned as a member of the Company's Board of Directors and as the Company's Vice Chairman, Finance and Administration on August 1, 2004 but continued his employment through March 15, 2005 (the "Termination Date"). The Letter Agreement provides for certain salary and benefit continuation through the Termination Date. The Letter Agreement also sets forth certain vesting rights with respect to stock options held by Mr. Girard as of July 30, 2004. Finally, the Letter Agreement provides that Mr. Girard must not disclose confidential information about the Company or engage in competition with the Company for a period of one year following the Termination Date.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's Bylaws provide for the indemnification of directors and officers of the Company to the full extent permitted by the Wisconsin Statutes. The Company has entered into agreements to indemnify its directors and certain officers, and may enter into similar agreements to indemnify additional officers, in addition to the indemnification provided for in the By-laws. These agreements will, among other things, indemnify the Company's directors and certain of its officers to the full extent permitted by the Wisconsin Statutes for any claims, liabilities, damages, judgments, penalties, fines, settlements, disbursements or expenses (including attorneys' fees) incurred by such person in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

SEVERANCE AGREEMENTS

The Company has entered into change of control severance agreements (the "Severance Agreements") with certain officers of the Company, including those executives identified in the Summary Compensation Table above who are currently employed by the Company. The Severance Agreements provide that, if, within two years after a "Change of Control" the Company terminates the individual's employment other than for cause or disability, or the individual terminates the individual's employment for good reason then the individual will be entitled to a lump-sum cash payment equal to (1) a multiple of one, two or three times the individual's annual base salary, plus (2) a multiple of one, two or three times the individual's average annual bonus for the three fiscal years immediately preceding the date of termination. A "Change of Control" is defined in each of the relevant Severance Agreements to be, among other things, certain business combinations and significant acquisitions of Company Common Stock. The multiple referred to in this paragraph is two for Messrs. Hopkins, Bettiga, Bender, Bettiga and White. Each individual would also receive his salary through the date of termination and all other amounts owed to the individual at the date of termination under the Company's benefit plans. In addition, under such circumstances, the individual will be entitled to continued health and dental coverage for the individual and the individual's family for a one, two or three year period after the date of termination. The Severance Agreements provide that if certain amounts to be paid thereunder constitute "parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended, the severance benefits owed to the individual may be decreased, but only if the result is to give the individual a larger after-tax benefit than if the payments are not reduced. The individual is permitted to elect the payments to be reduced.


RETIREMENT BENEFITS

Key executives are eligible for participation in the Company's Supplemental Executive Retirement Plan, ("SERP") which was adopted by the Compensation and Stock Option Committee as of February 1, 1999. This unfunded, non-qualified plan is intended to supplement retirement benefits to eligible officers who retire after attaining age 55 with 10 or more years of service with the Company. The principal objective of the SERP is to provide a competitive level of retirement income in order to attract, retain and motivate key executives selected by the Compensation and Stock Option Committee. The executives named in the Summary Compensation Table above, who are presently employed by the Company, are currently eligible for participation in the SERP. The maximum retirement benefit provided by the SERP is 40% of the executive's final average total compensation, offset by the actuarial equivalent value of employer contributions to qualified and non-qualified plans and certain social security benefits.

OTHER COMPENSATION

The Company provides certain personal benefits and other noncash compensation to its executive officers. For fiscal 2004, the incremental cost of providing such compensation did not exceed the minimum amounts required to be disclosed under current Securities and Exchange Commission rules for each person named in the Summary Compensation Table.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The table below contains information regarding the beneficial ownership of shares of the Company common stock by (i) each person or entity known by the Company to beneficially own 5% or more of the total number of outstanding shares of the common stock, (ii) each director of the Company, (iii) each of the individuals named in the Summary Compensation Table, and (iv) the directors and executive officers of the Company as a group (19 persons). Except as otherwise noted, information with respect to directors and executive officers is as of April 30, 2005.



                                                  AMOUNT AND NATURE
                                                    OF BENEFICIAL                       DEFERRED STOCK
           NAME OF BENEFICIAL OWNER               OWNERSHIP(1)(2)(3)      PERCENT           UNITS(4)
--------------------------------------------------------------------------------------------------------
Barclays Global Investors, N.A., et. al.(5)              3,786,25           12.6%               --
      45 Fremont Street
      San Francisco, CA 94105
Dimensional Fund Advisors Inc.(6)                        2,726,90            9.1%               --
      1299 Ocean Avenue, 11th Floor
      Santa Monica, CA 90401
Goldman Sachs Asset Management, L.P.(7)                  1,956,58            6.5%               --
      32 Old Slip
      New York, NY 10005
State Street Bank and Trust Company, Trustee(8)          1,751,94            5.8%               --
      225 Franklin Street
      Boston, MA 02110
Jack W. Eugster                                           151,997              *             720.9
Dale P. Kramer                                            260,000              *             720.9
Martha A. McPhee                                           17,200              *             720.9
John G. Turner                                             32,962              *             720.9
Stephen E. Watson                                          26,465              *             720.9
Gregory H. Wolf                                            29,000              *             720.9
Richard A. Zona                                            10,400              *             720.9
Michael J. Hopkins                                         83,700              *                --
Michael J. Bettiga(9)                                      66,326              *                --
Brian W. Bender                                            18,935              *                --
Paul G. White                                              18,333              *                --
Sam K. Duncan(10)                                               0              *                --
Jeffrey C. Girard(11)                                      15,000              *                --

All directors and executive officers as of April 30,
2005
as a group (19 persons)(12)                               926,328            3.1%          5,046.3



--------------------------------------------------------------------------------

*    Less than 1%


(1) Except as otherwise noted, the persons named in the above table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2) Includes shares which may be acquired within 60 days after April 30, 2005 pursuant to stock options as follows: Mr. Eugster 135,597 shares, Mr. Kramer 214,000 shares, Ms. McPhee 15,200 shares, Mr. Turner 22,762 shares, Mr. Watson 25,465 shares, Mr. Wolf 23,000 shares, Mr. Zona 10,400 shares, Mr. Bettiga 61,166 shares, Mr. Hopkins 80,000 shares, Mr. Bender 15,000 shares, Mr. White 5,833 shares, Mr. Girard 15,000 shares and all directors and executive officers as a group, 706,569 shares.

(3) Includes shares of restricted stock granted pursuant to ShopKo's stock incentive plans as follows: Mr. Eugster 1,000 shares, Mr. Kramer 1,000 shares, Ms. McPhee 1,000 shares, Mr. Turner 1,000 shares, Mr. Watson 1,000 shares, Mr. Wolf 1,000 shares, Mr. Zona 1,000 shares, Mr. White 12,500 shares and all directors and executive officers as a group, 47,250 shares.

(4) The deferred stock units listed under the third column "Deferred Stock Units" are phantom stock units deferred pursuant to various deferral plans. Such units are not included in the beneficial ownership totals or the percent of ownership (columns 1 and 2) because there are no shares issued and there is no voting or investment power. The phantom stock units are payable in cash but track the performance of ShopKo's common stock.

(5) On February 14, 2005, a joint Schedule 13G was filed with the SEC by Barclays Global Investors, N.A.; Barclays Global Fund Advisors (45 Fremont Street, San Francisco, CA 94105); Barclays Global Investors, Ltd. (Murray House, 1 Royal Mint Court, London, EC3N 4HH); Barclays Global Investors Japan Trust and Banking Company Limited (Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012, Japan); Barclays Life Assurance Company Limited (Unicorn House, 5th Floor, 252 Romford Road, Forest Gate, London 37 9JB, England); Barclays Bank PLC (54 Lombard Street, London, England EC3P 3AH); Barclays Capital Securities Limited (5 North Colonmade, Canary Wharf, London, England E14 4BB); Barclays Capital Inc. (200 Park Ave., New York, NY 10166); Barclays Private Bank & Trust (Isle of
     Man) Limited (4th Floor, Queen Victoria House, Isle of Man, IM99 IDF); Barclays Private Bank and Trust (Jersey) Limited (39/41 Broad Street, St. Helier, Jersey, Channel Islands JE4 8PU); Barclays Bank Trust Company Limited (54 Lombard Street, London, EC3P 3AH, England); Barclays Bank (Suisse) SA (10 rue d'Italie, CH-1204 Geneva, Switzerland); Barclays Private Bank Limited (59/60 Grosvenor Street, London, WIX 9DA England); Bronco (Barclays Cayman) Limited (Walker House Mary Street, P.O. Box 908 GT, George Town, Grand Cayman (Cayman Islands)); Palomino Limited (Walker House Mary Street, P.O. Box 908 GT, George Town, Grand Cayman (Cayman Islands); and HYMF Limited (Walker House Mary Street, P.O. Box 908 GT, George Town, Grand Cayman (Cayman Islands) (which we refer to in this proxy statement as the "Barclays entities"). According to the Schedule 13G, the Barclays entities in the aggregate beneficially own 3,786,259 shares of our common stock, with sole voting power as to 3,621,938 shares and sole dispositive power as to all 3,786,259 shares. According to the Schedule 13G, Barclays Global Investors, NA is the only Barclays entity that individually owns 5% or more of our common stock.

(6) Based on Schedule 13G/A filed with the SEC on February 9, 2005. According to this filing, Dimensional Fund Advisors Inc. has sole voting and dispositive power as to all 2,726,900 shares.

(7) Based on Schedule 13G/A filed with the SEC on February 9, 2005. According to this filing, Goldman Sachs Asset Management, L.P. has sole voting power as to 1,071,977 shares and sole dispositive power as to all 1,956,586 shares.

(8) Based on Schedule 13G/A filed with the SEC February 18, 2005. According to this filing, State Street Bank and Trust Company has sole voting power as to 634,672 shares and sole dispositive power as to all 1,751,943 shares.

(9) Includes 1,682 shares of common stock owned in the ShopKo Stores, Inc. Shared Savings Plan.

(10) Mr. Duncan served as chief executive officer during fiscal year 2004 and until he resigned as a director and President and Chief Executive Officer of ShopKo on April 14, 2005. Following his termination of employment, Mr. Duncan exercised all exercisable options and sold all shares of Company stock.

(11) Mr. Girard ceased being an executive officer on August 1, 2004 when he resigned as a director and as Vice Chairman, Finance and Administration of ShopKo. He remained an employee of ShopKo through March 15, 2005.

(12) Includes 2,276 shares of common stock owned by executive officers in the ShopKo Stores, Inc. Shared Savings 401(k) Plan. Totals do not include ownership by individuals who were not directors or executive officers as of April 30, 2005.


                      EQUITY COMPENSATION PLAN INFORMATION

The following information is presented as of January 29, 2005:

                                               (A)                                                (C)
                                      NUMBER OF SECURITIES            (B)            NUMBER OF SECURITIES REMAINING
                                        TO BE ISSUED UPON      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                                           EXERCISE OF         EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
           PLAN CATEGORY               WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------
Equity compensation plans                   2,355,811              $ 16.63                     1,895,570
  approved by security holders....
Equity compensation plans not
  approved by security holders....                 -0-                  -0-                           -0-
                                           ----------              --------                   ----------
  Total...........................          2,355,811              $ 16.63                     1,895,570
                                           ==========              ========                   ==========

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the Pending Merger, upon Badger Acquisition being merged with and into ShopKo, each outstanding share of common stock of ShopKo will be converted into the right to receive $24.00 per share in cash, without interest. A copy of the Agreement and Plan of Merger Agreement was filed as an exhibit to a Current Report on Form 8-K filed by ShopKo on April 8, 2005.

     Badger Retail Holding is a Delaware corporation that is currently wholly-owned by Marathon, a private equity fund sponsored by Goldner Hawn, a Minneapolis-based private equity firm. Badger Acquisition is a Wisconsin corporation and a wholly-owned subsidiary of Badger Retail Holding.

     Upon completion of the Pending Merger, Marathon has agreed to capitalize Badger Retail Holding with an equity investment of up to $27 million in cash, and Mr. Eugster has agreed to capitalize Badger Retail Holding with an equity investment of $3 million in cash. Mr. Eugster will have an indirect equity ownership interest in ShopKo as a result of providing equity financing to Badger Retail Holding and being granted options to purchase additional shares of Badger Retail Holding. He will be a party to an employment agreement with ShopKo effective upon completion of the Pending Merger. After the Pending Merger becomes effective, Mr. Eugster is expected to serve as Chairman of the Board of ShopKo as well as acting Chief Executive Officer until a new President and Chief Executive Officer is named.

     Mr. Zona has committed to invest an amount representing approximately 0.1% of the total funds committed by investors in Marathon. Accordingly, after the completion of the Pending Merger, Mr. Zona will have an indirect equity ownership interest in ShopKo through Marathon's investment in Badger Retail Holding. Mr. Zona serves on an advisory board that Goldner Hawn established with respect to Marathon.

     Further information regarding the Pending Merger and the interests of Mr. Eugster and Mr. Zona relating to the Pending Merger will be described in the proxy statement to be filed by ShopKo with the SEC in connection with ShopKo's solicitation of proxies with respect to the meeting of shareholders to be called with respect to the Pending Merger.

     In addition, the Company and its subsidiaries have transactions in the ordinary course of business with unaffiliated corporations for whom certain of the non-employee directors serve as directors. We do not consider the amounts involved in such transactions to be material in relation to our business and believe that such amounts are not material to the interests of the other corporations or the interests of the non-employee directors involved and the non-employee directors had no role in any such negotiations.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES


     During the fiscal years ended January 29, 2005 ("Fiscal 2004") and January 31, 2004 ("Fiscal 2003"), the aggregate fees billed for professional services rendered by the Company's independent auditors, Deloitte & Touche LLP, were as follows:


                                 Fiscal 2004        Fiscal 2003
                                 -----------        -----------

     Audit Fees(1)                $  836,000        $  533,000
     Audit-Related Fees(2)            82,000            35,000

     Tax Fees(3)                     239,000           139,000
     All Other Fees                      ---               ---

     Total Fees                   $1,157,000        $  707,000


     (1) Audit fees in Fiscal 2004 included fees with respect to (i) the audit of the Company's financial statements, (ii) the audit of internal control over financial reporting, (iii) the review of the financial statements included in the Company's Form 10-Q filings and (iv) other SEC review activities for the fiscal year.

     (2) Audit-related fees in Fiscal 2004 were for professional services reasonably related to the performance of the audit of the Company's financial statements and included employee benefit plan audits and Sarbanes-Oxley implementation assistance.

     (3) Tax fees in Fiscal 2004 were for professional services rendered for federal and state tax audit support, tax compliance, tax preparation software, and tax consultation and planning.


     The Audit Committee approves all audit and non-audit services. In the case of non-audit services, the Audit Committee must determine that such services will not compromise the independence or objectivity of the independent auditors. The Audit Committee considered whether, and has determined that, the provision of the types of non-audit services disclosed above is compatible with maintaining the independent auditors' independence.

                                     PART IV


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

     1. Consolidated Financial Statements - previously filed in Item 8 of the Annual Report on Form 10-K filed on April 1, 2005.

     2. Financial Statement Schedule - previously filed in Item 8 of the Annual Report on Form 10-K filed on April 1, 2005.

     3.   Exhibits:

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

                                                               Sequential Page
Exhibit                                                       Number In Manually
Number                        Exhibit                           Signed Original
------                        -------                           ---------------

2.1 Agreement and Plan of Merger, dated as of April 7, 2005, by and among ShopKo Stores, Inc., Badger Retail Holding, Inc. and Badger Acquisition Corp., incorporated by reference to the Registrant's Current Report on Form 8-K dated April 8, 2005.

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

4.2.1 Rights Agreement Amendment, incorporated by reference to May 1998 Form 8-K.

4.2.2     Second Amendment to Rights Agreement, dated as of
          April 7, 2005, incorporated by reference to the Registrant's Current Report on Form 8-K dated
          April 8, 2005.

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

                                                               Sequential Page
Exhibit                                                       Number In Manually
Number                        Exhibit                           Signed Original
------                        -------                           ---------------


10.5 ShopKo Stores, Inc. 1995 Stock Option Plan, incorporated by reference from the Registrant's
          Form 10-Q, Quarterly Report to the Securities and
          Exchange Commission for the12 weeks ended December
          2, 1995. (1)

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

10.23     ShopKo Stores, Inc. 2004 Board of Directors
          Compensation Arrangements, incorporated by reference to the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 29, 2005, filed April 1, 2005. (1)

                                                               Sequential Page
Exhibit                                                       Number In Manually
Number                        Exhibit                           Signed Original
------                        -------                           ---------------


10.24*    ShopKo Stores, Inc. 2005 Directors Deferred
          Compensation Plan, effective November 18, 2004.
          (1)

10.25*    ShopKo Stores, Inc. 2005 Executives and
          Optometrists Deferred Compensation Plan, effective
          November 18, 2004. (1)

14. ShopKo Stores, Inc. Code of Business Ethics, incorporated by reference to the Registrant's
          Annual Report on Form 10-K for the 52 weeks ended
          January 31, 2004.

21.1 Subsidiaries of the Registrant, incorporated by reference to the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 29, 2005, filed April 1, 2005.

23.1 Consent of Deloitte & Touche LLP,incorporated by reference to the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 29, 2005, filed April 1, 2005.

24.1 Directors' Powers of Attorney, incorporated by reference to the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 29, 2005, filed April 1, 2005.

31.1* Certifications of Brian W. Bender, Paul G. White and Michael J. Hopkins, Co-Chief Executive
          Officers, pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended.

31.2*     Certification of Brian W. Bender, Senior Vice
          President, Chief Financial Officer, pursuant to
          Rule 13a -14(a) of the Securities Exchange Act of
          1934, as amended.

32.1**    Statements of Brian W. Bender, Paul G. White and
          Michael J. Hopkins, Co-Chief Executive Officers pursuant to 18 U.S.C. ss. 1350.

32.2**    Statement of Brian W. Bender, Senior Vice
          President, Chief Financial Officer, pursuant to 18
          U.S.C. ss. 1350.

          *Filed herewith
          **Furnished herewith

          (1) A management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        ShopKo Stores, Inc. (Registrant)

Date:  May 27, 2005                By: /s/ BRIAN W. BENDER
                                        --------------------------------
                                        Brian W. Bender,
                                        Co-Chief Executive Officer
                                        (Duly Authorized Officer of Registrant)


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


            SIGNATURE                              TITLE                       DATE
     -------------------------        -------------------------------     -------------
     /s/  BRIAN W. BENDER              Senior Vice President, Chief        May 27, 2005
     --------------------
     Brian W. Bender                        Financial Officer

     /s/  PETER J. O'DONNELL           Principal Accounting Officer        May 27, 2005
     -----------------------
     Peter J. O'Donnell

     /s/   JACK W. EUGSTER*                      Director                  May 27, 2005
     ----------------------
     Jack W. Eugster

     /s/   DALE P. KRAMER*                       Director                  May 27, 2005
     --------------------
     Dale P. Kramer

     /s/   MARTHA A. MCPHEE*                     Director                  May 27, 2005
     -----------------------
     Martha A. McPhee

     /s/   JOHN G. TURNER*               Co-Chairman of the Board          May 27, 2005
     ---------------------
     John G. Turner

     /s/   STEPHEN E. WATSON*            Co-Chairman of the Board          May 27, 2005
     ------------------------
     Stephen E. Watson

     /s/   GREGORY H. WOLF*                      Director                  May 27, 2005
     ----------------------
     Gregory H. Wolf

     /s/   RICHARD A. ZONA*                      Director                  May 27, 2005
     ----------------------
     Richard A. Zona


*By Steven R. Andrews pursuant to Powers of Attorney.