Form 10-Q
period 2005-04-30
SHOPKO STORES INC
filed 2005-06-03
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED APRIL 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

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

                                Yes [X]     No [ ]

The number of shares outstanding of each of the issuer's classes of Common Stock as of May 27, 2005 is as follows:

       Title of Each Class                    Shares Outstanding

       Common Shares                          30,113,992

       Exhibit Index on Page 23               Page 1 of Page 31

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                      FOR THE 13 WEEKS ENDED APRIL 30, 2005

                                      INDEX

                                                                                Page
                                                                                ----
Part I   Item 1 - Financial Statements

                  Condensed Consolidated Statements of Operations for the         3
                  13 weeks ended April 30, 2005 and May 1, 2004

                  Condensed Consolidated Balance Sheets as of April 30,           4
                  2005, May 1, 2004 and January 29, 2005

                  Condensed Consolidated Statements of Cash Flows for             5
                  the 13 weeks ended April 30, 2005 and May 1, 2004

                  Condensed Consolidated Statement of Shareholders'               6
                  Equity for the 13 weeks ended April 30, 2005

                  Notes to Condensed Consolidated Financial Statements           7-10

         Item 2 - Management's Discussion and Analysis of Financial             11-21
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk     21

         Item 4 - Controls and Procedures                                        21

Part II  Item 1 - Legal Proceedings                                              22

         Item 5 - Other Information                                              22

         Item 6 - Exhibits                                                       23

         Signatures                                                              24

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FIRST QUARTER (13 WEEKS) ENDED
                                                        ------------------------------
                                                         APRIL 30,           MAY 1,
SHOPKO STORES, INC. AND SUBSIDIARIES                       2005               2004
-------------------------------------                   -----------        -----------
(In thousands, except per share data)                   (UNAUDITED)        (UNAUDITED)
Revenues:
   Net sales                                            $  703,259         $  735,033
   Licensed department rentals and other income              3,460              3,096
                                                        ----------         ----------
                                                           706,719            738,129
Costs and expenses:
   Cost of sales                                           515,251            551,222
   Selling, general and administrative expenses            162,193            160,738
   Depreciation and amortization expenses                   20,881             21,500
                                                        ----------         ----------
                                                           698,325            733,460

Earnings from operations                                     8,394              4,669
Interest expense                                             7,361              8,568
                                                        ----------         ----------

Income (loss) before income taxes                            1,033             (3,899)

Income tax provision (credit)                                  397             (1,520)
                                                        ----------         ----------

Net income (loss)                                       $      636         $   (2,379)
                                                        ==========         ==========

Net income (loss) per share of common stock:
   Basic                                                $     0.02         $    (0.08)
                                                        ==========         ==========

   Diluted                                              $     0.02         $    (0.08)
                                                        ==========         ==========

Weighted average number of common shares outstanding:
   Basic                                                    29,726             29,210

   Diluted                                                  30,043             29,210

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            FIRST QUARTER AS OF        FISCAL YEAR END
                                                                         --------------------------    ---------------
                                                                          APRIL 30,        MAY 1,        JANUARY 29,
SHOPKO STORES, INC. AND SUBSIDIARIES                                        2005            2004            2005 *
------------------------------------                                     -----------    -----------    ---------------
(In thousands)                                                           (UNAUDITED)    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                              $    26,800    $    28,289      $    25,110
  Receivables, less allowance for losses of $1,947
  $2,579 and $1,833, respectively                                             51,307         52,951           62,019
  Merchandise inventories                                                    597,322        644,244          564,099
  Other current assets                                                        10,879         10,726            9,046
                                                                         -----------    -----------      -----------
     Total current assets                                                    686,308        736,210          660,274

Other assets and deferred charges                                              9,182          7,660            9,037
Intangible assets, net of accumulated amortization of $14,092, $11,389
and $13,330, respectively                                                     22,655         25,480           21,865

Property and equipment, net of accumulated
depreciation of $849,021, $817,464 and
$828,768; impairment reserve of $1,563, $13,825
and $1,660, respectively                                                     724,456        770,518          742,027
                                                                         -----------    -----------      -----------
     Total assets                                                        $ 1,442,601    $ 1,539,868      $ 1,433,203
                                                                         ===========    ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                        $    78,242    $   117,423      $    85,679
  Accounts payable - trade                                                   257,593        311,149          225,777
  Accrued compensation and related taxes                                      31,223         31,433           37,088
  Deferred taxes and other accrued liabilities                               102,570        103,392          104,903
  Accrued income and other taxes                                              38,333         31,794           49,760
  Current portion of long-term obligations and leases                          7,688         63,179            8,018
                                                                         -----------    -----------      -----------
     Total current liabilities                                               515,649        658,370          511,225

Long-term obligations and leases, less current portion                       236,767        244,800          238,612
Other long-term obligations                                                   20,927         25,158           21,976
Deferred income taxes                                                         22,963         22,803           22,963

Shareholders' equity:
  Common stock                                                                   320            313              316
  Additional paid-in capital                                                 403,613        392,403          396,514
  Retained earnings                                                          283,030        236,587          282,261
  Less treasury stock                                                        (40,668)       (40,566)         (40,664)
                                                                         -----------    -----------      -----------
     Total shareholders' equity                                              646,295        588,737          638,427
                                                                         -----------    -----------      -----------

     Total liabilities and shareholders' equity                          $ 1,442,601    $ 1,539,868      $ 1,433,203
                                                                         ===========    ===========      ===========

* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR TO DATE (13 WEEKS) ENDED
                                                                      -----------------------------
                                                                       APRIL 30,         MAY 1,
SHOPKO STORES, INC. AND SUBSIDIARIES                                     2005             2004
-------------------------------------------------------------------   -----------      ------------
(In thousands)                                                        (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                     $       636      $    (2,379)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
         Depreciation and amortization                                     20,881           21,500
         Gain on sale of property and equipment                              (177)            (595)
         Change in assets and liabilities:
                 Receivables                                               10,712            9,857
                 Merchandise inventories                                  (33,223)         (74,929)
                 Other current assets                                      (1,833)             148
                 Other assets                                                  72              431
                 Accounts payable                                          31,816           57,836
                 Accrued liabilities                                      (18,430)         (26,695)
                 Other long-term obligations                               (1,049)             (48)
                                                                      -----------      -----------
                Net cash provided by (used in) operating activities         9,405          (14,874)
                                                                      -----------      -----------

Cash flows from investing activities:
         Purchases of property and equipment                               (2,806)         (10,382)
         Proceeds from the sale of property and equipment                     321              759
         Purchases of pharmacy customer lists                              (1,552)          (2,470)
                                                                      -----------      -----------
         Net cash used in investing activities                             (4,037)         (12,093)
                                                                      -----------      -----------

Cash flows from financing activities:
         Proceeds from short-term borrowings                                    0           35,153
         Payments of debt and capital lease obligations                    (9,681)          (2,878)
         Sale of common stock due to exercise of stock options              6,007              446
         Purchase of treasury stock                                            (4)            (251)
                                                                      -----------      -----------
         Net cash (used in) provided by financing activities               (3,678)          32,470
                                                                      -----------      -----------

Net increase in cash and cash equivalents                                   1,690            5,503
Cash and cash equivalents at beginning of period                           25,110           22,786
                                                                      -----------      -----------

Cash and cash equivalents at end of period                            $    26,800      $    28,289
                                                                      -----------      -----------

Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                                $         -      $         -
    Capital lease obligations terminated                              $         -      $         -

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                    (UNAUDITED)
                                           Common Stock       Additional                   Treasury Stock             Total
SHOPKO STORES, INC. AND SUBSIDIARIES    ------------------     Paid-in     Retained      ------------------    ------------------
------------------------------------    Shares    Amount       Capital     Earnings      Shares    Amount      Shares    Amount
(In thousands)                          ------   ---------    ----------   ---------     ------   ---------    ------   ---------
BALANCES AT JANUARY 29, 2005            31,580   $     316    $ 396,514    $ 282,261     (1,930)  $ (40,664)   29,650   $ 638,427

Net income                                                                       636                                          636

Issuance of restricted stock                10                      219         (219)                              10         -0-

Forfeiture of restricted stock             (25)                    (325)         325                              (25)        -0-

Sales of common stock under
     option plans                          385           4        6,003                                           385       6,007

Income tax benefit related to
     stock options                                                1,202                                                     1,202

Restricted stock expense                                                          27                                           27

Purchase of treasury stock                                                                   (0)         (4)       (0)         (4)

                                        ------   ---------    ---------    ---------     ------   ---------    ------   ---------
BALANCES AT April 30, 2005              31,950   $     320    $ 403,613    $ 283,030     (1,930)  $ (40,668)   30,020   $ 646,295
                                        ======   =========    =========    =========     ======   =========    ======   =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Interim Financial Statements

The Company operates on a 52/53-week fiscal year basis. The 2005 fiscal year will end on January 28, 2006 and the 2004 fiscal year ended January 29, 2005. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of April 30, 2005 and May 1, 2004, and the results of operations and cash flows for the then ended periods.

These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company's earnings due to the Christmas selling season.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's fiscal 2004 Annual Report on Form 10-K, as amended, contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005.

B. Restructuring Reserve

In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and a distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, twenty were disposed of in subsequent years, leaving four remaining leased properties covered by the restructuring reserve as of the beginning of fiscal 2005.

During the first quarter of fiscal 2005, no additional leases were terminated. As of April 30, 2005, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $13.1 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($2.2 million) as a current liability and the remainder ($10.9 million) is recorded in other long-term obligations at April 30, 2005.

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

Activity in the restructuring reserve (in thousands) during the first quarter of fiscal 2005:

                                   Lease termination and
                                  property carrying costs
                                  -----------------------
Balance as of January 29, 2005          $     13,329

Cash Payments                                    276
                                        ------------
Balance as of April 30, 2005            $     13,053
                                        ============

C. Stock-Based Employee Compensation Plans

The Company has various stock-based employee compensation plans, which are described more fully in Note F of the Notes to Consolidated Financial Statements in the Company's fiscal 2004 Annual Report on Form 10-K, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pre-tax expense related to the intrinsic value of restricted stock was $0.0 million and $0.1 million for the quarters ended April 30, 2005 and May 1, 2004, respectively.

The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options (in thousands):

                                                                THIRTEEN WEEK PERIOD ENDED
                                                               ----------------------------
                                                               April 30, 2005   May 1, 2004
                                                               --------------   -----------
Net income (loss) as reported                                    $      636     $   (2,379)
Add:     Stock-based employee compensation expense included
         in reported net income, net of related tax
         effects                                                         17             74
Deduct:  Total stock-based employee compensation expense
         determined under fair value method for all option
         awards, net of related tax effects                            (238)          (442)
                                                                 ----------     ----------

Pro forma net income (loss)                                      $      415     $   (2,747)
                                                                 ==========     ==========

Net income (loss) per share:
     Basic - as reported                                         $     0.02     $    (0.08)
     Basic - pro forma                                           $     0.01     $    (0.09)

     Diluted - as reported                                       $     0.02     $    (0.08)
     Diluted - pro forma                                         $     0.01     $    (0.09)

D. Business Segment Information

The Company's reportable segments are based on the Company's strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines, and retail health services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's fiscal 2004 Annual Report on Form 10-K, as amended. The Company evaluates performance based on earnings from operations of the respective business segments.

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                  FIRST QUARTER (13 WEEKS) ENDED
                                  ------------------------------
                                  APRIL 30, 2005     MAY 1, 2004
Net sales
    ShopKo Retail                   $  517,851       $  552,799
    Pamida Retail                      185,408          182,234
                                    ----------       ----------
      Total net sales               $  703,259       $  735,033
                                    ----------       ----------

Earnings (loss) from operations
    ShopKo Retail                   $   15,680       $   13,845
    Pamida Retail                           21           (2,438)
    Corporate                           (7,307)          (6,738)
                                    ----------       ----------
    Earnings from operations        $    8,394       $    4,669
                                    ----------       ----------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the first quarters of fiscal 2005 and fiscal 2004.

E. Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $9.4 million as of April 30, 2005.

F. Merger Announcement

On April 8, 2005, the Company announced it had signed a definitive merger agreement to be acquired by an affiliate of Goldner Hawn Johnson & Morrison. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into a right to receive $24.00 in cash. The total value of the transaction is approximately $1 billion, including assumed debt of approximately $330 million. The Company's Board of Directors approved the transaction based on the unanimous recommendation of a Special Committee of disinterested and independent directors. The closing of the transaction is subject to funding under finance commitments, regulatory approvals and approval by the Company's shareholders.

G. Litigation

On April 27, 2005, the Company announced that, following the Company's April 8, 2005 announcement that it had signed a definitive merger agreement to be acquired by an affiliate of Goldner Hawn Johnson & Morrison Incorporated ("Goldner Hawn") (the "Transaction"), the Company was named as a defendant in six putative shareholder class actions filed in the Circuit Court for Brown County, Wisconsin: Thomas Zwicker v. ShopKo Stores, Inc., et al., Case No. 05-CV-677; Robert Farer v. ShopKo Stores, Inc., et al., Case No. 05-CV-678; Market Street Investments, L.P. v. ShopKo Stores, Inc., et al., Case No. 05-CV-688; City of Pontiac General Employees' Retirement Systems v. ShopKo Stores, Inc., et al., Case No. 05-CV-692; Plumbers and Pipefitters Local 51 Pension Fund v. ShopKo Stores, Inc., et al., Case No. 05-CV-753; and Strongbow Capital Ltd. v. ShopKo Stores, Inc., et al., Case No. 05-CV-781.

The complaint in each action purports to have been filed by a shareholder of the Company who seeks to maintain the suit as a class action on behalf of all holders of the Company's stock, excluding those related to or affiliated with any of the defendants. In addition to the Company, each complaint names the Company's directors as defendants. Goldner Hawn is a defendant in one of the lawsuits. The complaints all assert claims arising out of the Company's April 8, 2005 announcement, and allege that the Company and its directors breached fiduciary duties to the Company's shareholders by negotiating and agreeing to the Transaction at a price that the plaintiffs claim to be inadequate. The plaintiffs seek, among other things, to enjoin or to rescind the Transaction, and/or to establish a constructive trust over any benefits received by the defendants, damages and other monetary relief.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS:

On April 8, 2005, the Company announced it had signed a definitive merger agreement to be acquired by an affiliate of Goldner Hawn Johnson & Morrison. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into a right to receive $24.00 in cash. The total value of the transaction is approximately $1 billion, including assumed debt of approximately $330 million. The Company's Board of Directors approved the transaction based on the unanimous recommendation of a Special Committee of disinterested and independent directors. The Company's Chairman of the Board, Jack Eugster, has resigned his position as Chairman of the Board and his Board committee positions, but will remain on the Board of Directors while the transaction is pending. John Turner and Steve Watson, both members of the Board of Directors, have been named Co-Chairmen of the Board. The closing of the transaction is subject to funding under finance commitments, regulatory approvals, and approval by the Company's shareholders. The Company currently anticipates that the transaction will close late in the Company's second fiscal quarter or early in the third fiscal quarter.

On April 14, 2005 the Company announced Sam Duncan, president and chief executive officer, resigned to accept a position at another company. On April 18, 2005, the ShopKo Stores, Inc. Board of Directors appointed a three-person management committee to oversee operations of the Company pending the completion of the proposed merger involving the Company and an affiliate of Goldner Hawn Johnson & Morrison. The committee is composed of senior vice president and chief financial officer Brian W. Bender; senior vice president and chief merchandising officer Paul G. White; and Pamida president Michael J. Hopkins.

An affiliate of Goldner Hawn Johnson & Morrison has delivered to the Company the following: a fully executed commitment letter (the "Real Estate Debt Letter") from Bank of America, N.A. (the "Real Estate Lender") providing the terms and conditions upon which the Real Estate Lender has committed to provide the Company with secured real estate financing in connection with the transaction in an aggregate amount equal to $700 million and a fully executed commitment letter (each, a "Senior Debt Letter") from each of Bank of America Retail Financial Group and Back Bay Capital Funding LLC (each a "Senior Debt Lender", and collectively with the Real Estate Lender, the "Lenders") providing the terms and conditions upon which the Senior Debt Lenders have committed to provide the Company with senior debt financing in connection with the transaction in an aggregate amount equal to $415 million, and a fully executed letter (the "Equity Commitment Letter"), pursuant to which the affiliate of Goldner Hawn Johnson & Morrison has committed to provide equity financing in an aggregate amount of $27 million and Jack W. Eugster has committed to provide equity financing in an aggregate amount of $3 million (the Equity Commitment Letter, together with the Real Estate Debt Letter and the Senior Debt Letters, the "Financing Letters"). The financing contemplated by the Financing Letters (the "Financing"), together with excess cash are sufficient to pay the aggregate merger consideration costs, any amounts due under the Amended Secured Credit Facility and any amounts due in connection with the repayment of outstanding debt and pay all merger-related fees and expenses. The obligations to fund the commitments under the Financing Letters are not subject to any condition other than as set forth in the Financing Letters. For additional information related to the transaction refer to the Form 8-K filed on April 8, 2005, Entry Into a Material Definitive Agreement.

EXECUTIVE SUMMARY:

ShopKo Stores, Inc. is a retailer headquartered in Green Bay, Wis., with 366 stores and approximately 23,000 teammates throughout the Midwest, Mountain and Pacific Northwest regions. The Company's reportable Retail segments include a ShopKo Retail segment and a Pamida Retail segment. The ShopKo Retail segment includes 140 ShopKo stores providing quality name-brand merchandise, great values, pharmacy and optical services in mid-sized to larger cities and three ShopKo Express Rx stores, a new and convenient neighborhood drugstore concept. The Pamida Retail segment includes 223 Pamida stores bringing value close to home in small, rural communities.

During the first quarter of fiscal 2005, earnings per diluted share were $0.02 compared with loss per diluted share of $0.08 for the same period of fiscal 2004. First quarter 2005 earnings included merger-related expenses of $1.1 million, or $0.02 per diluted share. Net income was $0.6 million compared with last year's net loss of $2.4 million. The increase in earnings is primarily the result of continued focus on improving the mix between profitable sales and promotional activity accompanied by disciplined expense control. The Company's close monitoring of sales and inventory receipts resulted in a 7.3 percent decrease in consolidated inventory in the first quarter of fiscal 2005 compared to the same period last year. Consolidated sales were $703.3 million compared with $735.0 million in fiscal 2004. Consolidated comparable store sales decreased 4.8 percent from the prior year. ShopKo comparable store sales decreased 6.5 percent. The Company believes the decline in sales is largely attributable to a continued reduction in promotional activity. Pamida comparable store sales increased 0.4 percent, primarily due to an increase in the retail health category, partially offset by declines in general merchandise sales.

Consistent with the past several years, the retail health category continued to increase as a percentage of the Company's sales in the first quarter of fiscal 2005. For fiscal 2005, retail health sales made up 34.7 percent and 27.1 percent of ShopKo and Pamida retail segments, respectively.

The Company's first quarter of fiscal 2005 results highlight the Company's objectives of improving profitability and reducing debt. The consolidated gross margin as a percent of sales was 26.7 percent compared to 25.0 percent for the same period last year. The increase is primarily attributable to a reduction in promotional activity as well as better managed clearance inventory markdowns. Debt declined 24.1 percent, or $102.7 million, compared to the first quarter of fiscal 2004. The debt reduction strategy resulted in a $1.2 million interest expense reduction as compared with a year ago and further strengthened the Company's balance sheet.

Consolidated selling, general and administrative expenses ("SG&A") for the first quarter of fiscal 2005 were essentially flat when compared to the same period last year. Consolidated SG&A expenses as a percent of sales, however, increased to 23.0 percent from 21.9 percent for the same period last year primarily due to the decline in sales. In the first quarter of 2005, selling, general and administrative expenses included merger-related expenses of $1.1 million, or $0.02 per diluted share.

Capital expenditures for the first quarter of fiscal 2005 were $2.8 million compared with $10.4 million for the same period last year. The decrease in capital expenditures is primarily due to $6.1 million of consolidation costs related to our Omaha distribution center during the first quarter of fiscal 2004. In the first quarter of fiscal 2005, the Company opened three new Pamida stores and invested in its technology infrastructure by replacing the optical center system in ShopKo. The Company now expects capital expenditures of up to $35 million for the fiscal year.

The retail industry is highly competitive and ShopKo competes in most of its markets with a variety of national and regional retailers. Pamida's competition varies by market, which includes other general merchandise retailers, supermarkets, dollar stores, drug and specialty stores, and mail order merchants. The Company expects to continue to be challenged by competitor store openings for the foreseeable future. While there can be no assurance that the Company's efforts will succeed, the Company remains committed to improving profitability and further decreasing debt levels.

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the first quarter of fiscal 2005 and fiscal 2004 as a percentage of net sales:

                                                          FIRST QUARTER
                                                            (13 WEEKS)
                                                      ---------------------
                                                       FISCAL        FISCAL
                                                        2005          2004
                                                      -------       -------
Revenues:
      Net sales                                         100.0%      100.0%
      Licensed department rentals and other income        0.5         0.4
                                                        -----       -----
                                                        100.5       100.4
Costs and Expenses:
     Cost of sales                                       73.3        75.0

     Gross margin                                        26.7        25.0

     Selling, general and administrative expenses        23.0        21.9
     Depreciation and amortization expenses               3.0         2.9
                                                        -----       -----
                                                         26.0        24.8

Earnings from operations                                  1.2         0.6
Interest expense                                          1.0         1.1
                                                        -----       -----

Earnings (loss) before income taxes                       0.2        (0.5)
Income tax provision (credit)                             0.1        (0.2)
                                                        -----       -----

     Net income (loss)                                    0.1%       (0.3)%
                                                        =====       =====

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:

                                                      FIRST QUARTER
                                                        (13 WEEKS)
                                                    -----------------
                                                    FISCAL     FISCAL
                                                     2005       2004
                                                    ------     ------
SHOPKO RETAIL SEGMENT

Revenues:
     Net sales                                       100.0%     100.0%
     Licensed department rentals and other income      0.6        0.5
                                                     -----      -----
                                                     100.6      100.5
Costs and Expenses:
     Cost of sales                                    73.0       75.1

     Gross margin                                     27.0       24.9

     Selling, general and administrative expenses     21.5       20.1
     Depreciation and amortization expenses            3.0        2.8
                                                     -----      -----
                                                      24.5       22.9

Income from operations                                 3.1%       2.5%
                                                     =====      =====

                                                      FIRST QUARTER
                                                        (13 WEEKS)
                                                    -----------------
                                                    FISCAL     FISCAL
                                                     2005       2004
                                                    ------     ------
PAMIDA RETAIL SEGMENT

Revenues:
     Net sales                                       100.0%     100.0%
     Licensed department rentals and other income      0.3        0.2
                                                     -----      -----
                                                     100.3      100.2
Costs and Expenses:
     Cost of sales                                    74.0       74.6

     Gross margin                                     26.0       25.4

     Selling, general and administrative expenses     23.5       23.6
     Depreciation and amortization expenses            2.8        3.3
                                                     -----      -----
                                                      26.3       26.9

Income (loss) from operations                          0.0%      (1.3)%
                                                     =====      =====

NET SALES:

The following table presents the Company's consolidated net sales for the first quarter of fiscal 2005 and fiscal 2004:

                   FIRST QUARTER
                    (13 WEEKS)             % INCREASE
                -------------------         (DECREASE)
                 FISCAL     FISCAL    --------------------
                  2005       2004     TOTAL **       COMP*
                --------   --------   --------       -----
ShopKo Retail   $  517.9   $  552.8    (6.3)%        (6.5)%
Pamida Retail      185.4      182.2     1.7 %         0.4 %
                --------   --------    ----          ----
Consolidated    $  703.3   $  735.0    (4.3)%        (4.8)%
                ========   ========    ====          ====

* Comparable store sales represent sales of those stores open during both fiscal years and do not include sales from the ShopKo wholesale optical lab.

** ShopKo division total sales variance reflects sales from one ShopKo closed location in fiscal 2004 and three new ShopKo Express Rx locations in 2004. Pamida division total sales variance reflects sales from five closed Pamida locations and seven new locations in fiscal 2004, and three new locations in fiscal 2005.

ShopKo comparable store sales decreased 6.5 percent during the first quarter of fiscal 2005. Changes in ShopKo comparable store sales in the first quarter of fiscal 2005 by category were as follows: Hardlines/Home, (12.5)%; Softlines, (3.7)%; and Retail Health, 1.1%. The 0.4 percent increase in Pamida comparable store sales was primarily due to an increase in pharmacy sales, primarily offset by declines in apparel sales. Changes in Pamida comparable store sales in the first quarter of fiscal 2005 by category were as follows: Pharmacy, 14.0%; Hardlines, (1.6)%; and Softlines, (13.5)%.

The Company's store activity is summarized below:

                                    13 Weeks Ended     Year Ended
                                  ------------------   -----------
                                  April 30,   May 1,   January 29,
                                     2005      2004       2005
                                  ---------   ------   -----------
SHOPKO STORES
     Beginning number of stores      143       141         141
     Openings *                        0         0           3
     Closings                          0         0           1
                                     ---       ---         ---
     Ending number of stores         143       141         143
                                     ===       ===         ===

PAMIDA STORES
     Beginning number of stores      220       218         218
     Openings                          3         0           7
     Closings                          0         0           5
                                     ---       ---         ---
     Ending number of stores         223       218         220
                                     ===       ===         ===

* ShopKo retail segment includes three new ShopKo Express locations.

GROSS MARGIN:

Consolidated gross margin dollars increased 2.3 percent to $188.0 million in the first quarter of fiscal 2005 from $183.8 million for the same period last year. Consolidated gross margin, as a percent of net sales for the first quarter of fiscal 2005, was 26.7 percent compared with 25.0 percent for the same period last year. This increase was primarily attributable to a continued reduction in promotional activity, as well as a reduction in clearance inventory markdowns from the same period last year.

ShopKo's gross margin dollars increased 1.6 percent to $139.8 million in the first quarter of fiscal 2005 from $137.6 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 27.0 percent compared with
24.9 percent for the same period last year. The rate increase was primarily due to improved pharmacy and general merchandise margins (collectively 214 basis points) attributable to reduced promotional activity and better managed clearance inventory markdowns in 2005. Pamida's gross margin dollars increased
4.3 percent to $48.2 million in the first quarter of fiscal 2005 from $46.2 million for the same period last year. As a percent of sales, Pamida's gross margin was 26.0 percent in the first quarter of fiscal 2005 compared with 25.4 percent for the same period last year. The increase was primarily due to improved merchandise margins (68 basis points) attributable to reduced promotional activity and better managed clearance inventory markdowns in 2005.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended April 30, 2005 and May 1, 2004. There was no difference between the LIFO and FIFO cost methods at April 30, 2005, May 1, 2004 and January 29, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative (SG&A) expense dollars increased 0.9 percent. SG&A expenses as a percent of net sales for the first quarter of fiscal 2005 were 23.0 percent compared with 21.9 percent for the same period last year, primarily attributable to the decline in sales at ShopKo (99 basis points), increased legal and professional fees associated with merger related activities (25 basis points) and other various individually immaterial variations that in the aggregate comprise the remainder of the difference.

ShopKo's SG&A expenses as a percent of net sales for the first quarter of fiscal 2005 were 21.5 percent compared with 20.1 percent for the same period last year, primarily due to sales deleveraging (149 basis points) i.e., sales decreasing at a faster rate than the change in expense dollars, offset by a reduction in preopening expenses associated with store remodels (18 basis points) and lower net advertising (12 basis points). Pamida's SG&A expenses for the first quarter of fiscal 2005 were 23.5 percent of net sales compared with 23.6 percent for the first quarter last year. The improvement was driven by sales leveraging, i.e., sales increasing at a faster rate than the increase in expense dollars (40 basis points) partially offset by higher payroll due to pharmacy growth (32 basis points).

DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses were $20.9 million for the first quarter of fiscal 2005 compared with $21.5 million for the same period last year. As a percent of net sales, consolidated depreciation and amortization expenses were 3.0 percent for the first quarter of fiscal 2005 compared with 2.9 percent for the same period last year.

INTEREST EXPENSE:

Interest expense for the first quarter of the fiscal 2005 was $7.4 million compared with $8.6 million for the same period last year. The $1.2 million or
14.1 percent decrease was primarily attributable to lower debt balances.

INCOME TAXES:

The Company's effective income tax rate for the first quarter of fiscal 2005 was
38.5 percent compared with 39.0 percent for the first quarter of fiscal 2004. The decrease in the Company's effective tax rate is due to a lower state income tax rate, net of federal benefits.

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

Merchandise inventory. The Company's merchandise inventory is carried at the lower of cost or market on a last-in, first-out (LIFO) basis utilizing the average cost method of accounting. The valuation of inventories at cost requires certain management judgments and estimates, including among others, the assessment of shrinkage rates, obsolescence and the impact on inventory values of using the lower of cost or market valuation method. In valuing the inventory, the Company undertakes physical inventories at least annually at its stores and distribution centers and adjusts inventory values regularly to reflect market conditions and business trends. The Company estimates losses of inventory due to shrinkage based upon historical experience by store and by merchandise department, which are then verified by physical inventory counts. The Company's experience has been that there is little fluctuation or risk in the estimate of obsolescence or lower of cost or market reserve because (i) of the Company's inventory turnover rate, (ii) a large percentage of our inventory is returnable to our vendors for cost and (iii) the Company is able to receive vendor support monies if product is sold below expected prices. The non-returnable inventory goes through a markdown process that liquidates the inventory, generally at prices in excess of cost.

Restructuring Reserve. In connection with the reorganization plan announced in the fourth quarter of fiscal 2000 to close 23 ShopKo retail stores, a distribution center, and to downsize its corporate workforce, the Company incurred a pre-tax charge of $125.0 million related to inventory and property write-downs, lease termination and property carrying costs, and employee separation and other costs. The inventory and fixed asset write-down reserves were recorded in the fourth quarter of fiscal 2000, and the Company closed all 23 stores and the distribution center in fiscal 2001. The Company utilized all of the employee severance reserve prior to fiscal 2002. Of the 24 properties initially covered by the restructuring reserve, twenty were disposed of in subsequent years, leaving four remaining leased properties covered by the restructuring reserve as of the beginning of fiscal 2005.

During the first quarter of fiscal 2005, no additional leases were terminated. As of April 30, 2005, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $13.1 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($2.2 million) as a current liability and the remainder ($10.9 million) is recorded in other long-term obligations at April 30, 2005.

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

Vendor Allowances. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to inventory recently sold and, accordingly, are reflected as reductions of cost of sales as merchandise is sold. Vendor allowances received for advertising or fixturing programs reduce the Company's expense or cost for the related advertising or fixturing program. The Company recognizes vendor allowances based on the provisions of EITF No. 02-16.

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

Stock Based Compensation. As discussed in the Company's fiscal 2004 Annual Report on Form 10-K, as amended, the Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", which does not require recognition of expense for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires the Company to expense all share-based payments to employees, including grants of employee stock options, in the financial statements. The grant-date fair value of employee stock options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. In April 2005, the SEC amended the compliance dates for SFAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25, until adoption of SFAS 123R on January 29, 2006. The pro forma impact on the 13 week period ended April 30, 2005 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" in Note C to the unaudited Condensed Consolidated Financial Statements ("SFAS 123"). The impact of SFAS 123R is not expected to be materially different than the impact of SFAS 123.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $9.4 million for the first quarter of fiscal 2005 compared with cash used by operating activities of $14.9 million for the same period last year. The Company finances a significant portion of its operations through vendor financing. As of April 30, 2005, accounts payable totaled $257.6 million, a decrease of $53.5 million, compared with $311.1 million at the end of the first quarter of fiscal 2004. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of April 30, 2005, the Company had $151.8 million of long-term debt outstanding, consisting of $99.7 million of Senior Unsecured Notes and approximately $52.1 million of long-term notes payable. The Senior Unsecured Notes have maturity dates in March 2022. A more detailed description of these Senior Unsecured Notes is contained in Note D of the Notes to Consolidated Financial Statements in the Company's fiscal 2004 Annual Report on Form 10-K, as amended. Subject to certain limitations set forth in our Amended Secured Credit Facility, proceeds of the Facility or funds from other sources may be used to retire or repurchase Senior Unsecured Notes. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

In addition, the Company had $78.2 million outstanding under its Amended Secured Credit Facility at the end of the first quarter of fiscal 2005 compared with $117.4 million outstanding at the end of the first quarter of fiscal 2004. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility. The Company had $331.2 million in availability at the end of the first quarter.

The Amended Secured Credit Facility terminates August 19, 2007, and limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of April 30, 2005 and for the first quarter of fiscal 2005, the Company was in compliance with all covenants in the Amended Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of April 30, 2005 (in thousands):

                                                  Less than                                After
CONTRACTUAL OBLIGATIONS (1)            Total        1 year     2-3 years    4-5 years     5 years
---------------------------          ----------   ----------   ----------   ----------   ----------
Long-Term Debt (2)                   $  151,510   $    1,836   $    5,694   $    2,839   $  141,141
Capital Lease Obligations (3)            92,944        6,557       11,975       12,338       62,074
Operating Leases (4)                    181,794       19,264       35,975       30,576       95,979
Total Contractual Cash Obligations      426,248       27,657       53,644       45,753      299,194

(1) The schedule excludes obligations of $78.2 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $6.6 million of outstanding documentary letters of credit and $19.3 million of standby letters of credit as of April 30, 2005 (which reduce availability under the Amended Secured Credit Facility)

(2) Interest payments (in millions) due on long-term debt for less than 1 year are $14.6, 2-3 years are $28.2, 4-5 years are $27.6 and after 5 years are $117.8.

(3) Capital lease obligations represent the total minimum future obligations, net of $64.9 million of interest. Interest payments (in millions) due on capital lease obligations for less than 1 year are $8.1, 2-3 years are $14.4, 4-5 years are $12.0 and after 5 years are $30.4.

(4) Operating leases are the aggregate future payments for operating leases as of April 30, 2005, including closed stores.

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

The Company spent $2.8 million in the first quarter of fiscal 2005 on capital expenditures compared with $10.4 million in the first quarter of fiscal 2004, respectively. The decrease in capital expenditures is primarily due to $6.1 million of consolidation costs related to the Company's Omaha distribution center during the first quarter of fiscal 2004. In the first quarter of fiscal 2005, the Company opened three new Pamida stores and invested in its technology infrastructure by replacing the optical center system in ShopKo. The Company now expects capital expenditures of up to $35 million for the fiscal year.

INFLATION:

The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS:

      Certain statements contained in Item 2, "Management's Discussion and Analysis" and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements discuss, among other things, expected growth, future revenues, product development, debt reduction, capital expenditures and deployment plans and future operating and financial performance. The forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in such forward-looking statements. These risks and uncertainties include, but are not limited to: 1.) the impact of accounting pronouncements as described herein; and 2.) the following which are more fully discussed in the Company's fiscal 2004 Annual Report on Form 10-K, as amended, for the fiscal year ended January 29, 2005: a.)

significant debt levels; b.) continued availability of vendor financing; c.) failure to achieve the expected benefits of reorganizations; d.) inability to execute future expansion plans; e.) failure to remodel existing stores on schedule or within budget; f.) quarterly performance fluctuations - most notably the highly seasonal nature of the business; g.) competition; h.) U.S. and international political unrest and extended economic slowdown; i.) general economic conditions and weather; j.) smooth functioning distribution network; k.) labor conditions; l.) anti-takeover provisions in the Company's organizational documents; m.) pending or future changes in laws or regulations and n.) pending or future litigation. These and other risks and uncertainties as may be indicated in subsequent filings with the Securities and Exchange Commission, are incorporated herein by reference. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which may, or may not come to fruition. In addition, the Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information as to the Company's Quantitative and Qualitative Disclosures about Market Risk, please see the Company's fiscal 2004 Annual Report on Form 10-K, as amended, for the fiscal year ended January 29, 2005. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2004.

ITEM 4: CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

      The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the acting members of the office of the Chief Executive Officer, which includes the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon that evaluation, the Co-Chief Executive Officers including the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)   Changes in Internal Control

      There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On April 27, 2005, the Company announced that, following the Company's April 8, 2005 announcement that it had signed a definitive merger agreement to be acquired by an affiliate of Goldner Hawn Johnson & Morrison Incorporated ("Goldner Hawn") (the "Transaction"), the Company was named as a defendant in six putative shareholder class actions filed in the Circuit Court for Brown County, Wisconsin: Thomas Zwicker v. ShopKo Stores, Inc., et al., Case No. 05-CV-677; Robert Farer v. ShopKo Stores, Inc., et al., Case No. 05-CV-678; Market Street Investments, L.P. v. ShopKo Stores, Inc., et al., Case No. 05-CV-688; City of Pontiac General Employees' Retirement Systems v. ShopKo Stores, Inc., et al., Case No. 05-CV-692; Plumbers and Pipefitters Local 51 Pension Fund v. ShopKo Stores, Inc., et al., Case No. 05-CV-753; and Strongbow Capital Ltd. v. ShopKo Stores, Inc., et al., Case No. 05-CV-781.

The complaint in each action purports to have been filed by a shareholder of the Company who seeks to maintain the suit as a class action on behalf of all holders of the Company's stock, excluding those related to or affiliated with any of the defendants. In addition to the Company, each complaint names the Company's directors as defendants. Goldner Hawn is a defendant in one of the lawsuits. The complaints all assert claims arising out of the Company's April 8 announcement, and allege that the Company and its directors breached fiduciary duties to the Company's shareholders by negotiating and agreeing to the Transaction at a price that the plaintiffs claim to be inadequate. The plaintiffs seek, among other things, to enjoin or to rescind the Transaction, and/or to establish a constructive trust over any benefits received by the defendants, damages and other monetary relief.

The Company does not believe that the actions are meritorious and intends to vigorously contest them. On April 25, 2005, the Court held a hearing in the Zwicker case to consider the Zwicker plaintiff's motion for a temporary injunction pending trial and for expedited treatment of the case. The Court took up the motion of the Pontiac plaintiff to consolidate the six cases and to appoint lead counsel. During the hearing, the parties before the Court stipulated to consolidate the actions.

ITEM 5: OTHER INFORMATION

During the first quarter, the Audit Committee of the Board of Directors of the Company approved the following audit and non-audit services performed, or to be performed, by the Company's independent registered public accounting firm, Deloitte & Touche LLP: (1) accounting and audit-related services, including auditing the Company's fiscal 2005 financial statements to be included in the Company's Annual Report on Form 10-K, and reviewing the Company's quarterly financial statements to be included in the Company's Quarterly Reports on Form 10-Q, (2) tax consulting and tax compliance services and (3) compliance services related to employee benefit plans.

ITEM 6: EXHIBITS

      (a)   Exhibits.

                  31.1 Certification of Brian W. Bender, Senior Vice President, Chief Financial Officer, Co-Chief Executive Officer*, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of Michael J. Hopkins, President, Pamida Division, Co-Chief Executive Officer*, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  31.3 Certification of Paul G. White, Senior Vice President, Chief Merchandising Officer, Co-Chief Executive Officer*, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  32.1 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. ss. 1350.

                  32.2 Statement of Michael J. Hopkins, President, Pamida Division, Co-Chief Executive Officer*, pursuant to 18 U.S.C. ss. 1350.

                  32.3 Statement of Paul G. White, Senior Vice President, Chief Merchandising Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. ss. 1350.

* The office of Chief Executive Officer is comprised of three executive officers, each serving as Co-Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHOPKO STORES, INC. (Registrant)

Date: June 3, 2005                By: /s/ Brian W. Bender
                                      -------------------
                                  Brian W. Bender
                                  Senior Vice President, Chief Financial Officer
                                  Co-Chief Executive Officer*
                                  (Duly Authorized Officer of Registrant and
                                  Principal Financial Officer)

* The office of Chief Executive Officer is comprised of three executive officers, each serving as Co-Chief Executive Officer.

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT

Exhibit
Number                               Exhibit
-------                              -------
31.1      Certification of Brian W. Bender, Senior Vice President, Chief
          Financial Officer, Co-Chief Executive Officer*, pursuant to Rule
          13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2      Certification of Michael J. Hopkins, President, Pamida Division,
          Co-Chief Executive Officer*, pursuant to Rule 13a-14(a) under the
          Securities Exchange Act of 1934, as amended.

31.3      Certification of Paul G. White, Senior Vice President, Chief
          Merchandising Officer, Co-Chief Executive Officer*, pursuant to Rule
          13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1      Statement of Brian W. Bender, Senior Vice President, Chief Financial
          Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. ss. 1350.

32.2      Statement of Michael J. Hopkins, President, Pamida Division, Co-Chief
          Executive Officer*, pursuant to 18 U.S.C. ss. 1350.

32.3      Statement of Paul G. White, Senior Vice President, Chief Merchandising
          Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. ss. 1350.

* The office of Chief Executive Officer is comprised of three executive officers, each serving as Co-Chief Executive Officer.