Form 10-Q
period 2005-07-30
SHOPKO STORES INC
filed 2005-09-08
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED JULY 30, 2005

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number 1-10876


                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

   Wisconsin                                             41-0985054
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   700 Pilgrim Way, Green Bay, Wisconsin                    54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code      (920) 429-2211
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

                                        Yes    X         No
                                            -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                        Yes              No   X
                                                            -------

The number of shares outstanding of each of the issuer's classes of Common Stock as of September 2, 2005 is as follows:

     Title of Each Class                         Shares Outstanding
     -------------------                         ------------------

     Common Shares                               30,237,596

     Exhibit Index                               Page 1 of Page 31
     on Page 28

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                      FOR THE 13 WEEKS ENDED JULY 30, 2005

                                      INDEX

Part I   Item 1 - Financial Statements                                                    Page
                                                                                          ----

                  Condensed Consolidated Statements of Operations for the                   3
                  13 weeks ended July 30, 2005 and July 31, 2004

                  Condensed Consolidated Statements of Operations for the                   4
                  26 weeks ended July 30, 2005 and July 31, 2004

                  Condensed Consolidated Balance Sheets as of July 30,                      5
                  2005, July 31, 2004 and January 29, 2005

                  Condensed Consolidated Statements of Cash Flows for the 26                6
                  weeks ended July 30, 2005 and July 31, 2004

                  Condensed Consolidated Statement of Shareholders'                         7
                  Equity for the 26 weeks ended July 30, 2005

                  Notes to Condensed Consolidated Financial Statements                      8-11

         Item 2 - Management's Discussion and Analysis of Financial                         12-24
                  Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                24

         Item 4 - Controls and Procedures                                                   24

Part II  Item 1 - Legal Proceedings                                                         25

         Item 6 - Exhibits                                                                  26

         Signatures                                                                         27


                         PART I - FINANCIAL INFORMATION


ITEM 1:     FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                     SECOND QUARTER (13 WEEKS) ENDED
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                            JULY 30,            JULY 31,
                                                                              2005                2004
----------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)         (UNAUDITED)
Revenues:
   Net sales                                                                    $736,995          $775,576
   Licensed department rentals and other income                                    3,499             3,254
                                                                                --------          --------
                                                                                 740,494           778,830

Costs and expenses:
   Cost of Sales                                                                 531,895           572,282
   Selling, general and administrative expenses                                  162,205           163,208
   Depreciation and amortization expenses                                         20,645            21,157
                                                                                --------          --------
                                                                                 714,745           756,647

Earnings from operations                                                          25,749            22,183
Interest expense                                                                   7,002             8,577
                                                                                --------          --------

Income before income taxes                                                        18,747            13,606

Income tax provision                                                               7,221             5,306
                                                                                --------          --------

Net income                                                                      $ 11,526          $  8,300
                                                                                ========          ========

Net income per share of common stock:
   Basic and Diluted                                                            $   0.38          $   0.28
                                                                                ========          ========


Weighted average number of common shares outstanding:
   Basic                                                                          30,075            29,291
   Diluted                                                                        30,433            29,514

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                YEAR TO DATE (26 WEEKS) ENDED
---------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                    JULY 30,             JULY 31,
                                                                      2005                 2004
---------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)          (UNAUDITED)
Revenues:
   Net sales                                                         $1,440,254         $1,510,609
   Licensed department rentals and other income                           6,959              6,349
                                                                     ----------         ----------
                                                                      1,447,213          1,516,958
Costs and expenses:
   Cost of sales                                                      1,047,146          1,123,504
   Selling, general and administrative expenses                         324,398            323,946
   Depreciation and amortization expenses                                41,526             42,658
                                                                     ----------         ----------
                                                                      1,413,070          1,490,108

Earnings from operations                                                 34,143             26,850
Interest expense                                                         14,363             17,145
                                                                     ----------         ----------

Income before income taxes                                               19,780              9,705

Income tax provision                                                      7,618              3,786
                                                                     ----------         ----------

Net income                                                           $   12,162         $    5,919
                                                                     ==========         ==========

Net income per share of common stock:
   Basic                                                             $     0.41         $     0.20
                                                                     ==========         ==========

   Diluted                                                           $     0.40         $     0.20
                                                                     ==========         ==========

Weighted average number of common shares outstanding:
   Basic                                                                 29,901             29,251
   Diluted                                                               30,238             29,491


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                             SECOND QUARTER AS OF                FISCAL YEAR END
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                               JULY 30,             JULY 31,            JANUARY 29,
ASSETS                                                                           2005                 2004                 2005 *
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                   $    41,431          $    32,819          $    25,110
  Receivables, less allowance for losses of $1,956
  $2,464 and $1,833, respectively                                                  52,079               51,714               62,019
  Merchandise inventories                                                         561,190              613,364              564,099
  Other current assets                                                              9,614                9,595                9,046
                                                                              -----------          -----------          -----------
     Total current assets                                                         664,314              707,492              660,274


Other assets and deferred charges                                                   8,788                7,697                9,037
Intangible assets, net of accumulated amortization of $15,031, $12,551             23,462               25,985               21,865
and $13,330, respectively

Property and equipment, net of accumulated
depreciation of $862,109, $831,294 and
$828,768; impairment reserve of $2,573, $8,005
and $1,660, respectively                                                          696,054              761,827              742,027
                                                                              -----------          -----------          -----------
     Total assets                                                             $ 1,392,618          $ 1,503,001          $ 1,433,203
                                                                              ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term debt                                                             $    40,000          $   118,825          $    85,679
  Accounts payable - trade                                                        230,141              260,010              225,777
  Accrued compensation and related taxes                                           33,119               35,920               37,088
  Deferred taxes and other accrued liabilities                                     99,899              102,028              104,903
  Accrued income and other taxes                                                   40,564               36,744               49,760
  Current portion of long-term obligations and leases                               7,177               62,473                8,018
                                                                              -----------          -----------          -----------
    Total current liabilities                                                     450,900              616,000              511,225

Long-term obligations and leases, less current portion                            234,767              242,876              238,612
Other long-term obligations                                                        23,214               23,740               21,976
Deferred income taxes                                                              22,963               22,803               22,963

Shareholders' equity:
  Common stock                                                                        321                  313                  316
  Additional paid-in capital                                                      406,539              392,871              396,514
  Retained earnings                                                               294,622              244,964              282,261
  Less treasury stock                                                             (40,708)             (40,566)             (40,664)
                                                                              -----------          -----------          -----------
     Total shareholders' equity                                                   660,774              597,582              638,427
                                                                              -----------          -----------          -----------
     Total liabilities and shareholders' equity
                                                                              $ 1,392,618          $ 1,503,001          $ 1,433,203
                                                                              ===========          ===========          ===========


* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES                                          YEAR TO DATE (26 WEEKS) ENDED
--------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                               JULY 30,          JULY 31,
                                                                                 2005              2004
--------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
Net income                                                                     $ 12,162            $  5,919
Adjustments to reconcile net income to net
  cash provided by operating activities:
         Depreciation and amortization                                           41,526              42,658
         Impairment charges                                                         595                 704
         Gain on sale of property and equipment                                  (4,287)             (2,733)
         Change in assets and liabilities:
                 Receivables                                                      9,940              11,094
                 Merchandise inventories                                          2,908             (44,049)
                 Other current assets                                              (568)              1,279
                 Other assets                                                       884                 786
                 Accounts payable                                                 4,364               6,697
                 Accrued liabilities                                            (16,447)            (18,548)
                 Other long-term obligations                                      1,238              (1,466)
-----------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                        52,315               2,341
-----------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
         Purchases of property and equipment                                     (8,291)            (31,416)
         Proceeds from the sale of property and equipment                        17,737              11,171
         Purchases of pharmacy customer lists                                    (3,299)             (3,630)
-----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                      6,147             (23,875)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Proceeds from short-term borrowings                                          0              36,555
         Payments of debt and capital lease obligations                         (50,434)             (5,576)
         Sale of common stock due to exercise of stock options                    8,336                 839
         Purchase of treasury stock                                                 (43)               (251)
-----------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities                    (42,141)             31,567
-----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                        16,321              10,033
Cash and cash equivalents at beginning of period                                 25,110              22,786
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $ 41,431            $ 32,819
-----------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Noncash investing and financial activities -
    Capital lease obligations incurred                                       $    -                $   -
    Capital lease obligations terminated                                     $    -                $   -



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
SHOPKO STORES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                     (UNAUDITED)


                                        Common Stock                                      Treasury Stock                Total
                                   --------------------    Additional                  ---------------------     -------------------
                                                             Paid-in        Retained
                                    Shares       Amount      Capital        Earnings   Shares       Amount       Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 29, 2005       31,580     $   316    $  396,514     $   282,261    (1,930)    $ (40,664)     29,650   $ 638,427

Net income                                                                   12,162                                          12,162

Issuance of restricted stock           10                       219            (219)                                 10         -0-

Forfeiture of restricted stock        (25)                     (325)            325                                 (25)        -0-

Sales of common stock under           546           5         8,331                                                 546       8,336
     option plans

Income tax benefit related to                                 1,800                                                           1,800
     stock options

Restricted stock expense                                                         93                                              93

Purchase of treasury stock                                                                 (2)          (44)         (2)        (44)
                                  -------------------------------------------------------------------------------------------------
BALANCES AT July 30, 2005           32,111    $    321   $  406,539     $   294,622    (1,932)   $  (40,708)     30,179   $ 660,774
                                  =================================================================================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     Interim Financial Statements

The Company operates on a 52/53-week fiscal year basis. The 2005 fiscal year will end on January 28, 2006 and the 2004 fiscal year ended January 29, 2005. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of July 30, 2005 and July 31, 2004, and the results of operations and cash flows for the then ended periods.

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

During the second quarter of fiscal 2005, no additional leases were terminated. As of July 30, 2005, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $12.7 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($1.8 million) as a current liability and the remainder ($10.9 million) is recorded in other long-term obligations at July 30, 2005.

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

Activity in the restructuring reserve (in thousands) during the second quarter of fiscal 2005:

                                                    Lease termination and
                                                   property carrying costs
                                                   -----------------------
       Balance as of January 29, 2005                      $        13,329
       Cash Payments                                                   608
                                                 -------------------------
       Balance as of July 30, 2005                         $        12,721
                                                 =========================

C.     Stock-Based Employee Compensation Plans

The Company has various stock-based employee compensation plans, which are described more fully in Note F of the Notes to Consolidated Financial Statements in the Company's fiscal 2004 Annual Report on Form 10-K, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first half of fiscal 2005, pre-tax expense related to the intrinsic value of restricted stock was $0.1 million compared with $0.2 million last year.

The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options (in thousands):

                                                                         SECOND QUARTER                     YEAR TO DATE
                                                                        (13 WEEKS) ENDED                  (26 WEEKS) ENDED
                                                                  ---------------------------       -----------------------------
                                                                   July 30,         July 31,            July 30,      July 31,
                                                                   ---------        ---------           --------      --------
                                                                      2005             2004               2005          2004
                                                                      ----             ----               ----          ----
Net income as reported                                            $     11,526      $     8,300         $  12,162     $    5,919
Add:       Stock-based employee compensation expense included
           in reported net income, net of related tax
           effects                                                          40              121                57            195
Deduct:    Total stock-based employee compensation expense
           determined under fair value method for all share
           and option awards, net of related tax effects                  (376)          (1,074)             (614)        (1,515)
                                                                  -----------------------------         ------------------------

Pro forma net income                                              $     11,190      $     7,347         $  11,605     $    4,599
                                                                  =============================         ========================

Net income per share:
     Basic - as reported                                                $ 0.38           $ 0.28            $ 0.41         $ 0.20
     Basic - pro forma                                                  $ 0.37           $ 0.25            $ 0.39         $ 0.16
     Diluted - as reported                                              $ 0.38           $ 0.28            $ 0.40         $ 0.20
     Diluted - pro forma                                                $ 0.37           $ 0.25            $ 0.38         $ 0.16

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

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                      SECOND QUARTER (13 WEEKS) ENDED           YEAR TO DATE (26 WEEKS) ENDED
                                     --------------------------------         ---------------------------------
                                     JULY 30,             JULY 31,            JULY 30,              JULY 31,
                                       2005                 2004                2005                  2004
                                     --------------------------------         ---------------------------------
Net sales
    ShopKo Retail                    $   533,257          $   568,801          $ 1,051,108          $ 1,121,600
    Pamida Retail                        203,738              206,775              389,146              389,009
---------------------------------------------------------------------         ---------------------------------
      Total net sales                $   736,995          $   775,576          $ 1,440,254          $ 1,510,609
---------------------------------------------------------------------         ---------------------------------

Earnings from operations
    ShopKo Retail                    $    25,576          $    23,314          $    41,256          $    37,159
    Pamida Retail                          9,494                6,166                9,514                3,728
    Corporate                             (9,321)              (7,297)             (16,627)             (14,037)
---------------------------------------------------------------------         ---------------------------------
    Earnings from operations         $    25,749          $    22,183          $    34,143          $    26,850
---------------------------------------------------------------------         ---------------------------------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the second quarter and first half of fiscal 2005 and fiscal 2004.


E.     Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $9.2 million as of July 30, 2005.


F.     Merger Announcement

On April 8, 2005, the Company announced it had signed a definitive merger agreement to be acquired by an affiliate of Goldner Hawn Johnson & Morrison Incorporated ("Goldner Hawn"). Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into a right to receive $24.00 in cash. The total value of the transaction is approximately $1 billion, including assumed debt of approximately $330 million. The Company's Board of Directors approved the transaction based on the unanimous recommendation of a Special Committee of disinterested and independent directors. The closing of the transaction is subject to funding under finance commitments, regulatory approvals and approval by the Company's shareholders. A special meeting of shareholders to vote on the proposed transaction is scheduled to be held on September 14, 2005.

G.     Litigation

Following the Company's April 8, 2005 announcement that it had signed a definitive merger agreement to be acquired by an affiliate of Goldner Hawn, six putative class action lawsuits challenging the proposed merger were filed in Circuit Court for Brown County, Wisconsin. These six lawsuits were consolidated under the caption, In re the Company Shareholder Litigation, Case No. 05-CV-677, and the Company, each member of the Company board of directors and Goldner Hawn were named as defendants. The consolidated complaint alleges, among other things, that the Company and its directors breached their fiduciary duties to the Company's shareholders by negotiating the proposed merger at a price that the plaintiffs allege to be inadequate, by supporting the merger rather than effecting a recapitalization and by failing to disclose all material information concerning the merger agreement, the transactions contemplated thereby and the background of and reasons for the merger. In addition, the consolidated complaint alleges that Goldner Hawn aided and abetted the directors' breach of their fiduciary duties. The consolidated complaint seeks, among other relief, rescission of the proposed merger, an injunction requiring disclosure of all material information and preventing completion of the proposed merger, and compensatory damages. The Company believes the litigation is without merit and plans to defend against it vigorously. The litigation is proceeding, however, and on August 16, 2005 the plaintiffs filed a motion seeking a preliminary injunction. The hearing on the motion was held on September 1 and September 2, 2005. Following oral argument, the court denied the plaintiffs' motion, allowing the Company's shareholders to vote on the proposed merger.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS:

On April 8, 2005, the Company announced it had signed a definitive merger agreement (the "Merger Agreement") to be acquired by an affiliate of Goldner Hawn. Under the terms of the Merger Agreement, each outstanding share of the Company's common stock will be converted into the right to receive $24.00 in cash. The total value of the transaction is approximately $1 billion, including assumed debt of approximately $330 million. The Company's Board of Directors approved the transaction based on the unanimous recommendation of a Special Committee of disinterested and independent directors. The Company's former Chairman of the Board, Jack W. Eugster who has agreed to provide certain of the equity financing for the transaction as described below, resigned his position as Chairman of the Board and his Board committee positions, but will remain on the Board of Directors while the transaction is pending. John Turner and Steve Watson, both members of the Board of Directors, have been named Co-Chairmen of the Board. The closing of the transaction is subject to funding under finance commitments, regulatory approvals, and approval by the Company's shareholders. A special meeting of shareholders has been scheduled for September 14, 2005. The transaction is currently scheduled to close in the Company's third fiscal quarter.

An affiliate of Goldner Hawn has delivered to the Company the following: a fully executed commitment letter (the "Real Estate Debt Letter") from Bank of America, N.A. (the "Real Estate Lender") providing the terms and conditions upon which the Real Estate Lender has committed to provide the Company with secured real estate financing in connection with the transaction in an aggregate amount equal to $700 million and a fully executed commitment letter (each, a "Senior Debt Letter") from each of Bank of America Retail Financial Group and Back Bay Capital Funding LLC (each a "Senior Debt Lender", and collectively with the Real Estate Lender, the "Lenders") providing the terms and conditions upon which the Senior Debt Lenders have committed to provide the Company with senior debt financing in connection with the transaction in an aggregate amount equal to $415 million, and a fully executed letter (the "Equity Commitment Letter"), pursuant to which the affiliate of Goldner Hawn has committed to provide equity financing in an aggregate amount of $27 million and Mr. Eugster has committed to provide equity financing in an aggregate amount of $3 million (the Equity Commitment Letter, together with the Real Estate Debt Letter and the Senior Debt Letters, the "Financing Letters"). The financing contemplated by the Financing Letters (the "Financing"), together with excess cash are sufficient to pay the aggregate merger consideration costs, any amounts due under the Amended Secured Credit Facility and any amounts due in connection with the repayment of outstanding debt and pay all merger-related fees and expenses. The obligations to fund the commitments under the Financing Letters are not subject to any condition other than as set forth in the Financing Letters. The definitive agreements giving effect to the Financing are being negotiated with the Lenders.

For additional information and other material developments related to the transaction, refer to the Current Reports on Form 8-K filed by the Company on April 8, April 15, April 28, May 31, July 1, August 16, August 18, August 24, and August 31, 2005, and the Company's definitive proxy materials for the special meeting of shareholders filed pursuant to Regulation 14A and Rule 13e-3 of the Securities Exchange Act of 1934.

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

During the second quarter, the Company sold three ShopKo stores in Colorado and closed three Pamida locations. The Company also announced the closing of one additional Pamida location to occur in the third quarter and expects to recognize a charge of $1.1 million upon the store closing.

In the second quarter of fiscal 2005, earnings per diluted share were $0.38 compared with earnings per diluted share of $0.28 for the same period of fiscal 2004. Second quarter 2005 earnings benefited from a $2.3 million gain on the sale of three Colorado stores; a $1.7 million decrease in expenses associated with reduced store remodeling activity in 2005; and a decline in interest expense of $1.6 million due to lower debt levels. Merger-related expenses of $1.7 million partially offset the second quarter 2005 results. Net income was $11.5 million compared with last year's net income of $8.3 million. The increase in earnings is primarily the result of continued focus on improving the mix between profitable sales and promotional activity accompanied by disciplined expense control. The Company's close monitoring of sales and inventory receipts resulted in an 8.5 percent decrease in consolidated inventory in the second quarter of fiscal 2005 compared to the same period last year. Consolidated sales during the second quarter of fiscal 2005 were $737.0 million compared with $775.6 million in fiscal 2004. Consolidated comparable store sales decreased 5.6 percent from the prior year. ShopKo comparable store sales decreased 6.7 percent. The Company believes the decline in sales is largely attributable to a change in the Company's promotional pricing strategy. Pamida comparable store sales decreased 2.7 percent, primarily due to a decline in general merchandise sales, partially offset by an increase in the retail health category.

During the first half of fiscal 2005, earnings per diluted share were $0.40 compared with earnings per diluted share of $0.20 for the same period of fiscal 2004. Earnings for the first half of 2005 benefited from a $23.1 million decline in capital expenditures compared to last year; a $2.3 million gain on the sale of three Colorado stores; and a $2.8 million reduction in interest expense due to lower debt levels. Merger-related expenses of $2.8 million partially offset the first half of 2005 results. Net income was $12.2 million compared to $5.9 million for the same period last year. The increase in earnings is primarily the result of continued focus on improving the mix between profitable sales and promotional activity. Consolidated sales decreased 4.7 percent to $1,440.2 compared with $1,510.6 million for the same period last year. Consolidated comparable store sales decreased 5.2 percent from the prior year. ShopKo comparable store sales decreased 6.6 percent. The Company believes the decline in sales is largely attributable to a change in the Company's promotional pricing strategy. Pamida comparable store sales decreased 1.4 percent, primarily due to a decline in general merchandise sales, partially offset by an increase in the retail health category.

Consistent with the past several years, the retail health category continued to increase as a percentage of the Company's sales in the second quarter of fiscal 2005. In the second quarter of fiscal 2005, retail health sales made up 32.4 percent and 24.7 percent of ShopKo and Pamida retail segments' sales, respectively. In the first half of fiscal 2005, retail health sales made up 32.5 percent and 25.9 percent of ShopKo and Pamida segment sales, respectively.

The Company's second quarter of fiscal 2005 results highlight the Company's objectives of improving the mix between profitable sales and promotional activity, resulting in higher gross margin. The consolidated gross margin as a percent of sales was 27.8 percent compared to 26.2 percent for the same period last year. The increase is primarily attributable to improved general and pharmacy margins as well as less aggressive promotional pricing and better managed clearance inventory markdowns. During the first half of fiscal 2005, gross margin as a percent of net sales was 27.3 percent compared with 25.6 percent for the same period last year. Debt declined 33.5 percent, or $142.2 million, compared to the end of the second quarter of fiscal 2004, resulting in a $2.8 million interest expense reduction in the first half of fiscal 2005 as compared with a year ago.

During the second quarter and for the first half of fiscal 2005, consolidated selling, general and administrative expenses (SG&A) were essentially flat when compared to the same periods last year. However, consolidated SG&A as a percent of net sales for the second quarter increased to 22.0 percent compared with 21.0 percent last year. Consolidated SG&A expenses as a percent of net sales, for the first half of fiscal 2005, increased to 22.5 percent from 21.4 percent for the same period last year. The increase in consolidated SG&A expenses as a percent of net sales for both the second quarter and first half of fiscal 2005 in comparison to the same periods last year is primarily due to the decline in sales.

Capital expenditures for the second quarter of fiscal 2005 were $5.5 million compared with $21.0 million for the same period last year. In the first half of fiscal 2005, capital expenditures were $8.3 million compared with $31.4 million for the same period last year. The decrease in capital expenditures is primarily due to $13.0 million related to the expansion of the Omaha distribution center and $7.9 million in store remodeling activity during the first half of fiscal 2004. In the first half of fiscal 2005, the Company opened three new Pamida stores, had store remodeling activity in both divisions and invested in its technology infrastructure by replacing the optical center system in ShopKo. The Company expects capital expenditures of up to $35 million for the fiscal year.

The retail industry is highly competitive and ShopKo competes in most of its markets with a variety of national and regional retailers. Pamida's competition varies by market, which includes other general merchandise retailers, supermarkets, dollar stores, drug and specialty stores, and mail order merchants. The Company expects to continue to be challenged by competitor store openings for the foreseeable future. While there can be no assurance that the Company's efforts will succeed, the Company remains committed to improving profitability.

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the second quarter and year to date of fiscal 2005 and fiscal 2004 as a percentage of net sales:


                                                                 SECOND QUARTER               YEAR TO DATE
                                                                     (13 WEEKS)                (26 WEEKS)
                                                          --------------------------   ---------------------------
                                                            FISCAL         FISCAL         FISCAL         FISCAL
                                                             2005           2004           2005           2004
                                                          -------------------------    ---------------------------
Revenues:
  Net sales                                                     100.0%        100.0%           100.0%       100.0%
  Licensed department rentals and other income                    0.5           0.4              0.5          0.4
                                                          -----------    ----------    -------------    ---------
                                                                100.5         100.4            100.5        100.4

  Cost of sales                                                  72.2          73.8             72.7         74.4

  Gross margin                                                   27.8          26.2             27.3         25.6



Selling, general and administrative expenses                    22.0           21.0          22.5          21.4
Depreciation and amortization expenses                           2.8            2.7           2.9           2.8
                                                          ----------    -----------    ----------    ----------
                                                                24.8           23.7          25.4          24.2

Earnings from operations                                         3.5            2.9           2.4           1.8
Interest expense                                                 1.0            1.1           1.0           1.1
                                                          ----------    -----------    ----------    ----------
Earnings before income taxes                                     2.5            1.8           1.4           0.7
Income tax provision                                             1.0            0.7           0.5           0.3
                                                          ----------    -----------    ----------    ----------

Net income                                                       1.5%           1.1%          0.9%          0.4%
                                                          ==========    ===========    ==========    ==========

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:


                                                                 SECOND QUARTER              YEAR TO DATE
                                                                    (13 WEEKS)                (26 WEEKS)
                                                          -------------------------    ------------------------
                                                             FISCAL        FISCAL       FISCAL          FISCAL
                                                              2005          2004          2005           2004
                                                          -------------------------    ------------------------
SHOPKO RETAIL SEGMENT
  Net sales                                                    100.0%         100.0%        100.0%        100.0%
  Licensed department rentals and other income                   0.6            0.5           0.6           0.5
                                                          ----------    -----------    ----------    ----------
                                                               100.6          100.5         100.6         100.5

  Cost of sales                                                 72.5           74.0          72.7          74.5

  Gross margin                                                  27.5           26.0          27.3          25.5

  Selling, general and administrative expenses                  20.4           19.8          21.0          19.9
  Depreciation and amortization expenses                         2.9            2.7           2.9           2.7
                                                          ----------    -----------    ----------    ----------
                                                                23.3           22.5          23.9          22.6

Earnings from operations                                         4.8%           4.0%          4.0%          3.4%
                                                          ==========    ===========    ==========    ==========




                                                                SECOND QUARTER                YEAR TO DATE
                                                                  (13 WEEKS)                   (26 WEEKS)
                                                          --------------------------   -------------------------
                                                           FISCAL           FISCAL         FISCAL        FISCAL
                                                            2005             2004           2005          2004
                                                          --------------------------   -------------------------
PAMIDA RETAIL SEGMENT
  Net sales                                                    100.0%         100.0%        100.0%        100.0%
  Licensed department rentals and other income                   0.2            0.2           0.2           0.2
                                                          ----------    -----------    ----------    ----------
                                                               100.2          100.2         100.2         100.2

  Cost of sales                                                 71.4           73.3          72.6          73.9

  Gross margin                                                  28.6           26.7          27.4          26.1

  Selling, general and administrative expenses                  21.6           21.1          22.5          22.2
  Depreciation and amortization expenses                         2.5            2.8           2.7           3.1
                                                          ----------    -----------    ----------    ----------
                                                                24.1           23.9          25.2          25.3

Earnings from operations                                         4.7%          3.0%           2.4%          1.0%
                                                          ==========    ===========    ==========    ==========

NET SALES:

The following table presents the Company's consolidated net sales for the second quarter and year to date of fiscal 2005 and fiscal 2004:

                                                      SECOND QUARTER
                                                         (13 WEEKS)                      % INCREASE
                                            ---------------------------------------------------------------
                                                    FISCAL           FISCAL
                                                     2005             2004         TOTAL **        COMP*
                                                    ------           ------        --------        -----
                ShopKo Retail                        $ 533.3         $ 568.8          (6.2)%        (6.7)%
                Pamida Retail                          203.7           206.8          (1.5)%        (2.7)%
                                            ----------------- ------------------------------- -------------
                Consolidated                         $ 737.0         $ 775.6          (5.0)%        (5.6)%
                                            ================= =============================== =============


                                                      YEAR TO DATE
                                                       (26 WEEKS)                      % INCREASE
                                            ---------------------------------------------------------------
                                                    FISCAL           FISCAL
                                                     2005             2004         TOTAL **        COMP*
                                                    ------           ------        --------        -----
                ShopKo Retail                      $ 1,051.1        $1,121.6          (6.3)%        (6.6)%
                Pamida Retail                          389.1           389.0            0.0%        (1.4)%
                                            ----------------- ------------------------------- -------------
                Consolidated                        $1,440.2       $ 1,510.6          (4.7)%        (5.2)%
                                            ================= =============================== =============

          * Comparable store sales represent sales of those stores open during both fiscal years and do not include sales from the ShopKo wholesale optical lab.
         **       ShopKo division total sales variance reflects sales from one
                    ShopKo closed location in fiscal 2004 and three new ShopKo Express Rx locations in 2004. Pamida division total sales variance reflects sales from five closed Pamida locations and seven new locations in fiscal 2004. Pamida sales variance also reflects sales from three closed Pamida locations and three new locations in fiscal 2005.

ShopKo comparable store sales decreased 6.7 percent during the second quarter of fiscal 2005, primarily due to the decline in the hardlines/home category as well as a change in promotional pricing strategy. Changes in ShopKo comparable store sales in the second quarter of fiscal 2005 by category were as follows:
Hardlines/Home, (11.4)%; Softlines, (2.7)%; and Retail Health, (1.3)%. The 2.7 percent decrease in Pamida comparable store sales was primarily due to a decrease in apparel sales, primarily offset by an increase in pharmacy sales. Changes in Pamida comparable store sales in the second quarter of fiscal 2005 by category were as follows: Pharmacy, 9.4%; Hardlines, (4.9)%; and Softlines, (10.8)%.

The 6.6 percent decline in ShopKo comparable store sales during the first half of fiscal 2005 is primarily due to decreased sales in the hardlines/home category as well as a change in promotional pricing strategy. Changes in ShopKo comparable store sales in the first half of fiscal 2005 by category were as follows: Hardlines/Home, (11.9)%; Softlines, (3.2)%; and Retail Health, (0.1)%. The 1.4 percent decrease in Pamida comparable store sales is primarily attributable to decreased apparel sales, partially offset by increased pharmacy sales. Changes in Pamida comparable store sales in the first half of fiscal 2005 by category were as follows: Pharmacy, 11.7%; Hardlines, (3.5)%; and Softlines, (12.2)%.

The Company also believes comparable store sales continue to be negatively affected by ongoing competition from both national and regional retailers.

The Company's store activity is summarized below:

                                                             26 Weeks Ended           Year Ended
                                                        -------------------------    ------------
                                                           July 30,     July 31,      January 29,
                                                             2005         2004            2005
                                                             ----         -----           ----
     SHOPKO STORES
          Beginning number of stores                           143           141             141
          Openings *                                             0             0               3
          Closings                                               0             1               1
                                                        -------------------------  --------------
          Ending number of stores                              143           140             143
                                                        =========================  ==============

     PAMIDA STORES
          Beginning number of stores                           220           218             218
          Openings                                               3             1               7
          Closings                                               3             2               5
                                                        -------------------------  --------------
          Ending number of stores                              220           217             220
                                                        =========================  ==============


     * ShopKo retail segment includes three new ShopKo Express locations.


GROSS MARGIN:

Consolidated gross margin dollars increased 0.9 percent to $205.1 million in the second quarter of fiscal 2005 from $203.3 million for the same period last year. Consolidated gross margin, as a percent of net sales for the second quarter of fiscal 2005, was 27.8 percent compared with 26.2 percent for the same period last year. The increase is primarily attributable to improved general and pharmacy margins as well as less aggressive promotional pricing and better managed clearance inventory markdowns.

ShopKo's gross margin dollars decreased 0.8 percent to $146.9 million in the second quarter of fiscal 2005 from $148.1 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 27.5 percent compared with
26.0 percent for the same period last year. The rate increase was primarily due to higher general merchandise and pharmacy margins (collectively 189 basis points), partially offset by increased distribution expenses (27 basis points). General merchandise margin improvement is attributable to improved initial markup, less aggressive promotional pricing and better managed clearance inventory markdowns in fiscal 2005. Pamida's gross margin dollars increased 5.6 percent to $58.2 million in the second quarter of fiscal 2005 from $55.2 million for the same period last year. As a percent of sales, Pamida's gross margin was
28.6 percent in the second quarter of fiscal 2005 compared with 26.7 percent for the same period last year. The increase was primarily due to improved merchandise margins (156 basis points) attributable to reduced promotional activity and better managed clearance inventory markdowns in 2005 and a decline in distribution expenses (55 basis points), partially offset by increased shrink expense (12 basis points).

Consolidated gross margin dollars increased 1.6 percent to $393.1 million in the first half of fiscal 2005 from $387.1 million for the same period last year. Consolidated gross margin, as a percent of net sales for the first half of fiscal 2005, was 27.3 percent compared with 25.6 percent for the same period last year. The increase is primarily attributable to improved general merchandise and pharmacy margins as well as less aggressive promotional pricing and better managed clearance inventory markdowns.

ShopKo's gross margin dollars increased 0.3 percent to $286.6 million in the first half of fiscal 2005 from $285.7 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 27.3 percent compared with
25.5 percent for the same period last year. The rate increase was primarily due to general merchandise and pharmacy margin improvement (collectively 201 basis points), partially offset by increased shrink expense (14 basis points).

General merchandise margin improvement is attributable to improved initial markup, less aggressive promotional pricing and better managed clearance inventory markdowns in fiscal 2005. Pamida's gross margin dollars increased 5.0 percent to $106.5 million in the first half of fiscal 2005 from $101.4 million for the same period last year. As a percent of sales, Pamida's gross margin was
27.4 percent in the first half of fiscal 2005 compared with 26.1 percent for the same period last year. The increase was primarily due to improved merchandise margins (113 basis points) attributable to reduced promotional activity and better managed clearance inventory markdowns in fiscal 2005 as well as a decline in distribution expenses (37 basis points), partially offset by increased shrink (19 basis points).

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended July 30, 2005 and July 31, 2004. There was no difference between the LIFO and FIFO cost methods at July 30, 2005, July 31, 2004 and January 29, 2005.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated selling, general and administrative (SG&A) expense dollars for the second quarter of fiscal 2005 decreased 0.6 percent to $162.2 million from $163.2 million for the same period last year. SG&A expenses as a percent of net sales for the second quarter of fiscal 2005 were 22.0 percent compared with 21.0 percent for the same period last year, primarily attributable to the decline in sales (110 basis points), partially offset by a reduction in preopening expenses associated with fewer store remodels (17 basis points).

ShopKo's SG&A expenses as a percent of net sales for the second quarter of fiscal 2005 were 20.4 percent compared with 19.8 percent for the same period last year, primarily due to the decline in sales (144 basis points) and merger-related expenses (33 basis points), partially offset by the gain on the sale of fixed assets for the three Colorado stores (43 basis points), a decrease in store payroll (32 basis points) and other various individual immaterial variations that in the aggregate comprise the remainder of the difference. Pamida's SG&A expenses for the second quarter of fiscal 2005 were 21.6 percent of net sales compared with 21.1 percent for the second quarter last year. The increase was driven by the decline in sales (31 basis points), an impairment associated with a store to be closed (29 basis points) and higher payroll due to pharmacy growth (17 basis points), partially offset by lower net advertising costs (31 basis points).

Consolidated SG&A expense dollars for the first half of fiscal 2005 increased
0.1 percent to $324.4 million from $323.9 million for the same period last year. SG&A expenses as a percent of net sales for the first half of fiscal 2005 were
22.5 percent compared with 21.4 percent for the same period last year. The increase in SG&A as a percent of net sales for the first half of fiscal 2005 was primarily attributable to the decline in sales (105 basis points), partially offset by a reduction in preopening expenses associated with fewer store remodels (14 basis points).

ShopKo's SG&A expenses as a percent of net sales for the first half of fiscal 2005 were 21.0 percent compared with 19.9 percent last year, primarily attributable to the decline in sales (147 basis points) and merger related fees (27 basis points), partially offset by a decrease in store payroll due to lower sales (25 basis points), the gain on the sale of fixed assets for the three Colorado stores (22 basis points) and lower preopening expenses associated with fewer store remodels (14 basis points). Pamida's SG&A expenses as a percent of net sales for the first half of fiscal 2005 were 22.5 percent compared with 22.2 percent last year. The increase was driven by higher payroll due to pharmacy growth (24 basis points) and the store building impairment mentioned above (15 basis points) partially offset by lower net advertising expenses (20 basis points).

DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses were $20.6 million for the second quarter of fiscal 2005 compared with $21.2 million for the same period last year. For the first half of fiscal 2005, consolidated depreciation and amortization expenses were $41.5 million compared with $42.7 million for the same period last year. As a percent of net sales, consolidated depreciation and amortization expenses were 2.8 percent for the second quarter of fiscal 2005 compared with 2.7 percent for the same period last year. Consolidated depreciation and amortization expenses as a percent of net sales for the first half of fiscal 2005 were 2.9 percent compared with 2.8 percent last year.


INTEREST EXPENSE:

Interest expense for the second quarter of fiscal 2005 was $7.0 million compared with $8.6 million for the same period last year. For the first half of fiscal 2005, interest expense decreased $2.8 million or 16.2 percent to $14.4 million compared with the same period last year. The decrease in interest expense for the second quarter and first half of fiscal 2005 was primarily due to reduced inventory levels, higher cash flows provided by operating activities, proceeds from the sale of three Colorado stores and reduced capital spending versus last year.


INCOME TAXES:

The Company's effective income tax rate for the second quarter and first half of fiscal 2005 was 38.5 percent compared with 39.0 percent for the second quarter and first half of fiscal 2004. The decrease in the Company's effective tax rate is due to a lower state income tax rate, net of federal benefits.


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

During the second quarter of fiscal 2005, no additional leases were terminated. As of July 30, 2005, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $12.7 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($1.8 million) as a current liability and the remainder ($10.9 million) is recorded in other long-term obligations at July 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires the Company to expense all share-based payments to employees, including grants of employee stock options, in the financial statements. The grant-date fair value of employee stock options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. In April 2005, the SEC amended the compliance dates for SFAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25, until adoption of SFAS 123R on January 29, 2006. The pro forma impact on the 13 week and 26 week periods ended July 30, 2005 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" in Note C to the unaudited Condensed Consolidated Financial Statements ("SFAS 123"). The impact of SFAS 123R is not expected to be materially different than the impact of SFAS 123.

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


RECENT PRONOUNCEMENTS:

On July 14, 2005 the Financial Accounting Standards Board issued a proposed interpretation of FASB Statement No. 109 regarding the Accounting for Uncertain Tax Positions. This proposed Interpretation would require the Company to recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The Company has not yet determined the impact of this proposed interpretation.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $52.3 million for the first half of fiscal 2005 compared with cash provided by operating activities of $2.3 million for the same period last year. The Company finances a significant portion of its operations through vendor financing. As of July 30, 2005, accounts payable totaled $230.1 million, a decrease of $29.9 million, compared with $260.0 million at the end of the second quarter of fiscal 2004. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of July 30, 2005, the Company had $150.7 million of long-term debt outstanding, consisting of $99.7 million of Senior Unsecured Notes and approximately $51.0 million of long-term notes payable. The Senior Unsecured Notes have maturity dates in March 2022. A more detailed description of these Senior Unsecured Notes is contained in Note D of the Notes to Consolidated Financial Statements in the Company's fiscal 2004 Annual Report on Form 10-K, as amended. Subject to certain limitations set forth in our Amended Secured Credit Facility, proceeds of the Facility or funds from other sources may be used to retire or repurchase Senior Unsecured Notes. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

On June 30, 2005, the Company commenced an offer to purchase any and all of its outstanding Senior Unsecured Notes in connection with the Merger Agreement. Holders who tender their Senior Unsecured Notes are deemed to consent to certain proposed amendments to the indenture governing the Senior Unsecured Notes, which will eliminate substantially all of the restricted covenants and certain events of default in the indenture. As of August 16, 2005, holders of a majority in principal amount of the Senior Unsecured Notes had tendered their Senior Unsecured Notes into the Offer and provided the requisite consents to amend the indenture governing the Senior Unsecured Notes. The Company executed a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture governing the Senior Unsecured Notes. The Offer is scheduled to expire on September 15, 2005 at 9:30 a.m., New York City time, unless further extended or earlier terminated by the Company. The consummation of the Offer is subject to specified conditions, including the consummation of the Merger, the absence of any material adverse change with respect to the Company or the financial markets, and other customary conditions. The Merger is currently scheduled to close in the Company's third fiscal quarter.

In addition, the Company had $40.0 million outstanding under its Amended Secured Credit Facility at the end of the second quarter of fiscal 2005 compared with $118.8 million outstanding at the end of the second quarter of fiscal 2004. During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility. The Company had $341.8 million in availability at the end of the second quarter.

The Amended Secured Credit Facility terminates August 19, 2007, and limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of July 30, 2005 and for the second quarter of fiscal 2005, the Company was in compliance with all covenants in the Amended Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of July 30, 2005 (in thousands):

CONTRACTUAL OBLIGATIONS (1)                                   Less than 1                                        After
                                                 Total            year         2-3 years       4-5 years        5 years
----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (2)                                $ 150,651       $   1,515       $   5,662        $  2,950       $ 140,524
Capital Lease Obligations (3)                        91,293           6,342          12,118          12,076          60,757
Operating Leases (4)                                176,383          19,171          35,197          29,519          92,496
Total Contractual Cash Obligations                  418,327          27,028          52,977          44,545         293,777
----------------------------------------------------------------------------------------------------------------------------


         (1) The schedule excludes obligations of $40.0 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $29.0 million of outstanding documentary letters of credit and $20.7 million of standby letters of credit as of July 30, 2005 (which reduce availability under the Amended Secured Credit Facility)
         (2) Interest payments (in millions) due on long-term debt for less than 1 year are $14.5, 2-3 years are $28.1, 4-5 years are $27.4 and after 5 years are $114.5.
         (3) Capital lease obligations represent the total minimum future obligations, net of $62.9 million of interest. Interest payments (in millions) due on capital lease obligations for less than 1 year are $7.9, 2-3 years are $14.2, 4-5 years are $11.7 and after 5 years are $29.1.
         (4) Operating leases are the aggregate future payments for operating leases as of July 30, 2005, including closed stores.

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

The Company spent $5.5 million in the second quarter and $8.3 million in the first half of fiscal 2005 on capital expenditures compared with $21.0 million and $31.4 million in the second quarter and first half of fiscal 2004, respectively. The decrease in capital expenditures is primarily due to $13.0 million related to the expansion of the Omaha distribution center and $7.9 million in store remodeling activity during the first half of fiscal 2004. In the first half of fiscal 2005, the Company opened three new Pamida stores, had store remodeling activity in both divisions and invested in its technology infrastructure by replacing the optical center system in ShopKo. The Company expects capital expenditures of up to $35 million for the fiscal year.


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


(b)      Changes in Internal Control

         There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1:           LEGAL PROCEEDINGS

Following the Company's April 8, 2005 announcement that it had signed the Merger Agreement to be acquired by an affiliate of Goldner Hawn, six putative class action lawsuits challenging the proposed merger were filed in Circuit Court for Brown County, Wisconsin. These six lawsuits were consolidated under the caption, In re the Company Shareholder Litigation, Case No. 05-CV-677, and the Company, each member of the Company board of directors and Goldner Hawn were named as defendants. The consolidated complaint alleges, among other things, that the Company and its directors breached their fiduciary duties to the Company's shareholders by negotiating the proposed merger at a price that the plaintiffs allege to be inadequate, by supporting the merger rather than effecting a recapitalization and by failing to disclose all material information concerning the merger agreement, the transactions contemplated thereby and the background of and reasons for the merger. In addition, the consolidated complaint alleges that Goldner Hawn aided and abetted the directors' breach of their fiduciary duties. The consolidated complaint seeks, among other relief, rescission of the proposed merger, an injunction requiring disclosure of all material information and preventing completion of the proposed merger, and compensatory damages. The Company believes the litigation is without merit and plans to defend against it vigorously. The litigation is proceeding, however, and on August 16, 2005 the plaintiffs filed a motion seeking a preliminary injunction. The hearing on the motion was held on September 1 and September 2, 2005. Following oral argument, the court denied the plaintiffs' motion, allowing the Company's shareholders to vote on the proposed merger.

ITEM 6:           EXHIBITS

         (a)      Exhibits.

                           4.1.3 Second Supplemental Indenture dated as of August 16, 2005, between the Company and U.S. Bank National Association, as Trustee, with respect to the 2022 Indenture, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 16, 2005.

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

                                 SHOPKO STORES, INC. (Registrant)


Date: September 8, 2005                 By:     /s/ Brian W. Bender
                                                -------------------
                                 Brian W. Bender
                                 Senior Vice President, Chief Financial Officer Co-Chief Executive Officer*
                                 (Duly Authorized Officer of Registrant and
                                 Principal Financial Officer)


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