Form 10-Q
period 2005-10-29
SHOPKO STORES INC
filed 2005-12-08
CIK 878314

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD (13 WEEKS) ENDED OCTOBER 29, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 1-10876

                               SHOPKO STORES, INC.
             (Exact name of registrant as specified in its Charter)

          Wisconsin                                       41-0985054
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   700 Pilgrim Way, Green Bay, Wisconsin                   54304
-----------------------------------------              --------------
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

                                 Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of Common Stock as of December 2, 2005 is as follows:

Title of Each Class                                  Shares Outstanding
-------------------                                  ------------------
Common Shares                                            30,266,726

Exhibit Index                                         Page 1 of Page 36
on Page 29

                               SHOPKO STORES, INC.

                                    FORM 10-Q

                    FOR THE 13 WEEKS ENDED OCTOBER 29, 2005

                                      INDEX

                                                                                                                               Page
                                                                                                                               -----
Part I   Item 1 - Financial Statements

             Condensed Consolidated Statements of Operations for the 13 weeks ended October 29, 2005 and October 30, 2004      3

             Condensed Consolidated Statements of Operations for the 39 weeks ended October 29, 2005 and October 30, 2004      4

             Condensed Consolidated Balance Sheets as of October 29, 2005, October 30, 2004 and January 29, 2005               5

             Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 29, 2005 and October 30, 2004      6

             Condensed Consolidated Statement of Shareholders' Equity for the 39 weeks ended October 29, 2005                  7

             Notes to Condensed Consolidated Financial Statements                                                              8-12

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                        13-25

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                   25

         Item 4 - Controls and Procedures                                                                                      25

Part II

         Item 1 - Legal Proceedings                                                                                            26

         Item 6 - Exhibits                                                                                                     26-27

         Signatures                                                                                                            28

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                      THIRD QUARTER (13 WEEKS) ENDED
                                                      ------------------------------
                                                        OCTOBER 29,    OCTOBER 30,
                                                            2005           2004
                                                        -----------    -----------
                                                        (UNAUDITED)    (UNAUDITED)
Revenues:
   Net sales                                            $   704,845    $   746,391
   Licensed department rentals and other income               3,425          3,497
                                                        -----------    -----------
                                                            708,270        749,888

Costs and expenses:
   Cost of sales                                            511,843        554,175
   Selling, general and administrative expenses             168,136        162,684
   Depreciation and amortization expenses                    19,739         20,916
   Merger-related expenses                                   16,256              -
                                                        -----------    -----------
                                                            715,974        737,775

(Loss) income from operations                                (7,704)        12,113
Interest expense                                              6,785          8,840
                                                        -----------    -----------

(Loss) income before income taxes                           (14,489)         3,273

Income tax (benefit) provision                                 (383)         1,278
                                                        -----------    -----------

Net (loss) income                                       $   (14,106)   $     1,995
                                                        ===========    ===========

Net (loss) income per share of common stock:
   Basic                                                $     (0.47)   $      0.07
                                                        ===========    ===========

   Diluted                                              $     (0.47)   $      0.07
                                                        ===========    ===========

Weighted average number of common shares outstanding:
   Basic                                                     30,211         29,362

   Diluted                                                   30,211         29,683

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SHOPKO STORES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                      YEAR TO DATE (39 WEEKS) ENDED
                                                      -----------------------------
                                                        OCTOBER 29,    OCTOBER 30,
                                                           2005          2004
                                                        -----------    -----------
                                                        (UNAUDITED)    (UNAUDITED)
Revenues:
   Net sales                                            $ 2,145,099    $ 2,257,000
   Licensed department rentals and other income              10,384          9,847
                                                        -----------    -----------
                                                          2,155,483      2,266,847

Costs and expenses:
   Cost of sales                                          1,558,989      1,677,679
   Selling, general and administrative expenses             489,695        486,630
   Depreciation and amortization expenses                    61,265         63,574
   Merger-related expenses                                   19,095              -
                                                        -----------    -----------
                                                          2,129,044      2,227,883

Income from operations                                       26,439         38,964
Interest expense                                             21,148         25,985
                                                        -----------    -----------

Income before income taxes                                    5,291         12,979

Income tax provision                                          7,235          5,064
                                                        -----------    -----------

Net (loss) income                                       $    (1,944)   $     7,915
                                                        ===========    ===========

Net (loss) income per share of common stock:
   Basic                                                $     (0.06)   $      0.27
                                                        ===========    ===========

   Diluted                                              $     (0.06)   $      0.27
                                                        ===========    ===========

Weighted average number of common shares outstanding:
    Basic                                                    30,004         29,288

    Diluted                                                  30,004         29,553

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SHOPKO STORES, INC. AND SUBSIDIARIES
(In thousands)

                                                                            THIRD QUARTER AS OF      FISCAL YEAR END
                                                                         --------------------------  ---------------
                                                                         OCTOBER 29,    OCTOBER 30,    JANUARY 29,
                                                                             2005           2004          2005 *
                                                                         -----------    -----------    -----------
                                                                         (UNAUDITED)    (UNAUDITED)
ASSETS
Current assets:

  Cash and cash equivalents                                              $    33,215    $    29,280    $    25,110
  Receivables, less allowance for losses of $2,149 $2,438 and $1,833,
   respectively                                                               50,574         55,398         62,019
  Merchandise inventories                                                    646,832        701,953        564,099
  Other current assets                                                         6,646          8,241          9,046
                                                                         -----------    -----------    -----------
     Total current assets                                                    737,267        794,872        660,274

Other assets and deferred charges                                              8,904          7,943          9,037
Intangible assets, net of accumulated amortization of $15,873, $12,825        22,877         28,984         21,865
and $13,330, respectively

Property and equipment, net of accumulated depreciation of $868,403,
 $828,447 and $828,768; impairment reserve of $686, $4,004 and $1,660,
 respectively                                                                687,541        757,254        742,027
                                                                         -----------    -----------    -----------
     Total assets                                                        $ 1,456,589    $ 1,589,053    $ 1,433,203
                                                                         ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                        $    65,000    $   156,101    $    85,679
  Accounts payable - trade                                                   280,323        297,489        225,777
  Accrued compensation and related taxes                                      34,427         37,287         37,088
  Deferred taxes and other accrued liabilities                               112,534        113,873        104,903
  Accrued income and other taxes                                              33,209         29,087         49,760
  Current portion of long-term obligations and leases                          6,288         62,304          8,018
                                                                         -----------    -----------    -----------
     Total current liabilities                                               531,781        696,141        511,225

Long-term obligations and leases, less current portion                       230,297        240,637        238,612
Other long-term obligations                                                   23,975         21,838         21,976
Deferred income taxes                                                         22,039         29,791         22,963

Shareholders' equity:
  Common stock                                                                   322            314            316
  Additional paid-in capital                                                 408,296        394,016        396,514
  Retained earnings                                                          280,587        246,882        282,261
  Less treasury stock                                                        (40,708)       (40,566)       (40,664)
                                                                         -----------    -----------    -----------
     Total shareholders' equity                                              648,497        600,646        638,427
                                                                         -----------    -----------    -----------
     Total liabilities and shareholders' equity                          $ 1,456,589    $ 1,589,053    $ 1,433,203
                                                                         ===========    ===========    ===========

* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SHOPKO STORES, INC. AND SUBSIDIARIES
(In thousands)

                                                                    YEAR TO DATE (39 WEEKS) ENDED
                                                                    -----------------------------
                                                                     OCTOBER 29,    OCTOBER 30,
                                                                        2005           2004
                                                                     -----------    -----------
                                                                     (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
Net (loss) income                                                     $   (1,944)   $     7,915
Adjustments to reconcile net income to net cash provided by
 operating activities:
         Depreciation and amortization                                    61,265         63,574
         Impairment charges                                                  570            672
         Gain on sale of property and equipment                           (4,106)        (2,821)
         Deferred income taxes                                             3,380          6,987
         Change in assets and liabilities:
                 Receivables                                              11,445          7,410
                 Merchandise inventories                                 (82,733)      (132,637)
                 Other current assets                                      2,400          2,634
                 Other assets                                              2,118            831
                 Accounts payable                                         54,546         44,176
                 Accrued liabilities                                     (19,142)       (12,702)
                 Other long-term obligations                               1,999         (3,367)
                                                                      ----------    -----------
         Net cash provided by (used in) operating activities              34,996        (17,328)
                                                                      ----------    -----------

Cash flows from investing activities:

         Purchases of property and equipment                             (20,490)       (50,799)
         Proceeds from the sale of property and equipment                 18,768         14,948
         Net payments for pharmacy customer lists                         (3,281)        (7,410)
                                                                      ----------    -----------
         Net cash (used in) investing activities                          (5,003)       (43,261)
                                                                      ----------    -----------

Cash flows from financing activities:
         Proceeds from short-term borrowings                                   0         73,832
         Payments of debt and capital lease obligations                  (31,596)        (8,119)
         Sale of common stock due to exercise of stock options             9,752          1,622
         Purchase of treasury stock                                          (44)          (252)
                                                                      ----------    -----------
         Net cash (used in) provided by financing activities             (21,888)        67,083
                                                                      ----------    -----------

Net increase in cash and cash equivalents                                  8,105          6,494
Cash and cash equivalents at beginning of period                          25,110         22,786
                                                                      ----------    -----------

Cash and cash equivalents at end of period                            $   33,215    $    29,280
                                                                      ----------    -----------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SHOPKO STORES, INC. AND SUBSIDIARIES
(In thousands)                                  (UNAUDITED)

                                   Common Stock   Additional                  Treasury Stock          Total
                                 ---------------   Paid-in      Retained    ------------------   -----------------
                                 Shares   Amount   Capital      Earnings    Shares     Amount    Shares    Amount
                                 ------   ------  ----------    ---------   ------    --------   ------   --------
BALANCES AT JANUARY 29, 2005     31,580   $  316  $  396,514    $ 282,261   (1,930)   $(40,664)  29,650   $638,427

Net  (loss)                                                        (1,944)                                  (1,944)

Issuance of restricted stock         10                  219         (219)                           10        -0-

Forfeiture of restricted stock      (25)                (325)         325                           (25)       -0-

Sales of common stock under
     option plans                   630        6       9,746                                        630      9,752

Income tax benefit related to
     stock options                                     2,142                                                 2,142

Restricted stock expense                                              164                                      164

Purchase of treasury stock                                                      (2)        (44)      (2)       (44)

                                 ------   ------  ----------    ---------   ------    --------   ------   --------
BALANCES AT OCTOBER 29, 2005     32,195   $  322  $  408,296    $ 280,587   (1,932)   $(40,708)  30,263   $648,497
                                 ======   ======  ==========    =========   ======    ========   ======   ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Interim Financial Statements

The Company operates on a 52/53-week fiscal year basis. The 2005 fiscal year will end on January 28, 2006 and the 2004 fiscal year ended January 29, 2005. The accompanying condensed consolidated financial statements have been prepared by the Company without audit. However, the foregoing financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of October 29, 2005 and October 30, 2004, and the results of operations and cash flows for the then ended periods.

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

During the third quarter of fiscal 2005, no additional leases were terminated. As of October 29, 2005, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $12.4 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($1.8 million) as a current liability and the remainder ($10.6 million) is recorded in other long-term obligations at October 29, 2005.

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

Activity in the restructuring reserve (in thousands) during the first three quarters of fiscal 2005:

                                            Lease termination and
                                           property carrying costs
                                           -----------------------
Balance as of January 29, 2005                  $     13,329

Cash Payments                                            884

                                                ------------
Balance as of October 29, 2005                  $     12,445
                                                ============

C. Stock-Based Employee Compensation Plans

The Company has various stock-based employee compensation plans, which are described more fully in Note F of the Notes to Consolidated Financial Statements in the Company's fiscal 2004 Annual Report on Form 10-K, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first three quarters of fiscal 2005, pre-tax expense related to the intrinsic value of restricted stock was $0.2 million compared with $0.5 million last year.

The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for its employee stock options (in thousands):

                                                                         THIRD QUARTER                   YEAR TO DATE
                                                                       (13 WEEKS) ENDED                (39 WEEKS) ENDED
                                                               -----------------------------     ----------------------------
                                                               Oct 29, 2005    Oct 30, 2004      Oct 29, 2005    Oct 30, 2004
                                                               ------------   --------------     ------------    ------------
Net (loss)income as reported                                   $    (14,106)  $        1,995     $     (1,944)   $      7,915
Add:    Stock-based employee compensation expense included
        in reported net income, net of related tax
        effects                                                          44              114              101             309
Deduct: Total stock-based employee compensation expense
        determined under fair value method for all share
        and option awards, net of related tax effects                  (394)            (625)          (1,008)         (1,773)

                                                               ------------   --------------     ------------    ------------

Pro forma net (loss) income                                    $    (14,456)  $        1,484     $     (2,851)   $      6,451
                                                               ============   ==============     ============    ============

Net (loss) income per share:

     Basic - as reported                                       $      (0.47)  $         0.07     $      (0.06)   $       0.27
     Basic - pro forma                                         $      (0.48)  $         0.05     $      (0.10)   $       0.22

     Diluted - as reported                                     $      (0.47)  $         0.07     $      (0.06)   $       0.27
     Diluted - pro forma                                       $      (0.48)  $         0.05     $      (0.10)   $       0.22

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

Summary financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                 THIRD QUARTER (13 WEEKS) ENDED   YEAR TO DATE (39 WEEKS) ENDED
                                 ------------------------------   -----------------------------
                                   OCTOBER 29,     OCTOBER 30,     OCTOBER 29,     OCTOBER 30,
                                       2005           2004             2005           2004
                                   -----------     -----------     -----------     -----------
Net sales
    ShopKo Retail                  $   522,152     $   553,134     $ 1,573,260     $ 1,674,734
    Pamida Retail                      182,693         193,257         571,839         582,266
                                   -----------     -----------     -----------     -----------
      Total net sales              $   704,845     $   746,391     $ 2,145,099     $ 2,257,000
                                   -----------     -----------     -----------     -----------

Earnings (loss) from operations
    ShopKo Retail                  $    13,781     $    18,466     $    55,036     $    55,625
    Pamida Retail                        2,024            (351)         11,538           3,378
    Corporate                          (23,509)         (6,002)        (40,135)        (20,039)
                                   -----------     -----------     -----------     -----------
Earnings (loss) from operations    $    (7,704)    $    12,113     $    26,439     $    38,964
                                   -----------     -----------     -----------     -----------

The Company's areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the third quarter and first three quarters of fiscal 2005 and fiscal 2004.

E. Commitments & Contingencies

The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $9.0 million as of October 29, 2005.

F. Merger

ShopKo entered into a merger agreement (the "Badger Merger Agreement"), dated April 7, 2005, with Badger Retail Holding, Inc. ("Badger Retail Holding") pursuant to which Badger Retail Holding would acquire all of the outstanding common stock of ShopKo for $24.00 per share. The merger agreement was amended on September 9, 2005 to $25.00 per share, and was subsequently amended to $25.50 per share on September 29, 2005. On October 18, 2005, a special committee of the Company's board of directors determined that a binding offer from SKO Group Holding Corp. ("SKO Group Holding"), a newly-formed Delaware corporation which is affiliated with Sun Capital Partners IV, L.P. ("Sun Capital Partners IV"), pursuant to which SKO Group Holding would acquire ShopKo, constituted a "superior proposal" as defined in the Badger Merger Agreement. The acquisition by SKO Group Holding would be effected by the merger of SKO Acquisition Corp. ("SKO Acquisition"), a wholly owned subsidiary of SKO Group Holding, with and into ShopKo, with ShopKo continuing as the surviving corporation in the merger (the

"SKO merger"). Thereafter, on October 18, 2005, ShopKo terminated the Badger Merger Agreement in accordance with its terms and paid Badger Retail Holding, Inc. a termination fee of $13.5 million (the "Badger Termination Fee").

On October 18, 2005, based on the unanimous recommendation of a special committee of independent directors, the Company's Board of Directors approved and the Company entered into a merger agreement with SKO Group Holding and SKO Acquisition which was amended by Amendment No. 1 dated as of October 18, 2005 and Amendment No. 2 dated as of October 28, 2005 (the "SKO Merger Agreement"). If the SKO merger is completed, the Company's stockholders will be entitled to receive $29.00 in cash for each outstanding share of the Company's common stock, plus an increase in the per share price at the rate of 6% per annum each day beginning on December 15, 2005 through and including the closing date of the SKO merger. At a special meeting of the stockholders of the Company scheduled for December 23, 2005, the Company's stockholders will be asked to vote on approval of the SKO Merger Agreement. In order to complete the SKO merger, stockholders holding a majority of shares of the Company's common stock outstanding on November 4, 2005, the record date for the Special Meeting, must vote for the approval of the SKO Merger Agreement. In addition to stockholder approval, the SKO merger is subject to customary conditions to closing, but is not subject to any financing condition.

Merger-related expenses for the third quarter and first three quarters of fiscal 2005 were $2.8 million and $5.6 million, respectively. Additionally, due to the termination of the Badger Merger Agreement, the Company paid a termination fee of $13.5 million in the third quarter of 2005. Due to the non-deductibility of this fee for tax purposes the impact of the non-recurring merger-related expenses on net income was $15.2 million ($0.50 per share) and $16.9 million ($0.56 per share) for the third quarter and first three quarters of fiscal 2005, respectively.

G. Long-Term Debt

On June 30, 2005, the Company commenced an offer to purchase for cash any and all of its outstanding Senior Unsecured Notes (the "Offer") in connection with the Badger Merger Agreement. The SKO Merger Agreement requires the Company to continue the Offer subject to certain terms and conditions. Holders who tender their Senior Unsecured Notes are deemed to consent to certain proposed amendments to the indenture governing the Senior Unsecured Notes, which will eliminate substantially all of the restricted covenants and certain events of default in the indenture. As of August 16, 2005, holders of a majority in principal amount of the Senior Unsecured Notes had tendered their Senior Unsecured Notes into the Offer and provided the requisite consents to amend the indenture governing the Senior Unsecured Notes. The Company executed a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture governing the Senior Unsecured Notes.

While the consummation of the Offer is subject to specified conditions, including the consummation of the Badger Merger, the Company announced November 10, 2005 that it intends to waive such condition upon the consummation of the SKO Merger. Subsequently, the Company supplemented the Offer to reflect the terms of the SKO Merger Agreement and to disclose the filing of the lawsuit described below. The Offer is scheduled to expire on December 23, 2005 at 9:30 a.m., New York City time, unless further extended or earlier terminated by the Company. The SKO Merger is currently scheduled to close in the Company's fourth fiscal quarter.

On November 25, 2005, ShopKo was served with a summons and complaint in a civil action relating to a lawsuit by certain holders who claim to hold a majority in principal amount of the Senior Unsecured Notes. (The case is entitled Federated Bond Fund, a portfolio of Federated Investment Series Funds, Inc., et. al. v. ShopKo Stores, Inc., et. al., Case No. 05CV9923, and was filed in United States District Court for the Southern District of New York). The Company believes the litigation is without merit and plans to defend it vigorously and is exploring all alternatives available to it, including the termination of the Offer. In connection with the execution of the SKO Merger Agreement, ShopKo received from Sun Capital Partners IV a copy of a commitment letter from a group of lenders (which letter was amended on November 1, 2005) which would allow the Senior Unsecured Notes to remain outstanding after the effectiveness of the SKO merger. In such event, the Senior Unsecured Notes would rank pari passu with the new borrowings (that is, as provided for in the Indenture, the Senior Unsecured Notes will be equally and ratably secured with the new debt).

H. Litigation

      Following the Company's April 8, 2005 announcement that it had signed the Badger merger agreement, six putative class action lawsuits challenging the proposed merger were filed in Circuit Court for Brown County, Wisconsin. These six lawsuits were consolidated under the caption In re ShopKo Shareholder Litigation, Case No. 05-CV-677, and the Company, each member of the Company's board of directors and Goldner Hawn were named as defendants. The consolidated compliant alleges, among other things, that the Company and its directors breached their fiduciary duties to the Company's shareholders by negotiating the Badger merger at a price that the plaintiffs allege to be inadequate, by supporting the Badger merger rather than effecting a recapitalization and by failing to disclose all material information concerning the Badger merger agreement, the transactions contemplated thereby and the background of and reasons for the Badger merger. In addition, the consolidated complaint alleges that Goldner Hawn aided and abetted the directors' breach of their fiduciary duties. The consolidated complaint sought, among other relief, rescission of the Badger merger, an injunction requiring disclosure of all material information and preventing completion of the Badger merger, and compensatory damages. On August 16, 2005 the plaintiffs filed a motion seeking a preliminary injunction. The hearing on the motion was held on September 1 and September 2, 2005. Following oral argument, the court denied the plaintiffs' motion, which would have allowed the Company's shareholders to vote on the Badger merger had the Badger merger not been later terminated in favor of the SKO merger.

      On November 30, 2005, the plaintiffs filed a motion claiming that their attorneys are entitled to $2 million in fees and expenses because they have benefited ShopKo and its shareholders through this litigation. At the same time, the plaintiffs filed a motion to temporarily enjoin the SKO merger if their motion for fees and expenses cannot be finally decided by December 23, 2005, the date of the special meeting of ShopKo shareholders called to consider approval of the SKO merger, so that any fees and expenses awarded to them could be satisfied from the SKO merger consideration. ShopKo believes that this litigation and these motions are without merit, and intends to continue to defend against the litigation vigorously and to oppose these motions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS:

The Company entered into a merger agreement (the "Badger Merger Agreement"), dated April 7, 2005, with Badger Retail Holding, Inc. ("Badger Retail Holding") pursuant to which Badger Retail Holding would acquire all of the outstanding common stock of the Company for $24.00 per share. The merger agreement was amended on September 9, 2005 to $25.00 per share, and was subsequently amended to $25.50 per share on September 29, 2005. On October 18, 2005, a special committee of the Company's board of directors determined that a binding offer from SKO Group Holding Corp. ("SKO Group Holding"), a newly-formed Delaware corporation which is affiliated with Sun Capital Partners IV, L.P. ("Sun Capital Partners IV"), pursuant to which SKO Group Holding would acquire the Company, constituted a "superior proposal" as defined in the Badger Merger Agreement. The acquisition by SKO Group Holding would be effected by the merger of SKO Acquisition Corp. ("SKO Acquisition"), a wholly owned subsidiary of SKO Group Holding, with and into the Company, with the Company continuing as the surviving corporation in the merger (the "SKO merger"). Thereafter, on October 18, 2005, the Company terminated the Badger Merger Agreement in accordance with its terms and paid Badger Retail Holding a termination fee of $13.5 million (the "Badger Termination Fee").

On October 18, 2005, based on the unanimous recommendation of a special committee of independent directors, the Company's Board of Directors approved and the Company entered into a merger agreement with SKO Group Holding and SKO Acquisition which was amended by Amendment No. 1 dated as of October 18, 2005 and Amendment No. 2 dated as of October 28, 2005 (the "SKO Merger Agreement"). If the SKO merger is completed, the Company's stockholders will be entitled to receive $29.00 in cash for each outstanding share of the Company's common stock, plus an increase in the per share price at the rate of 6% per annum each day beginning on December 15, 2005 through and including the closing date of the SKO merger. At a special meeting of the stockholders of the Company scheduled for December 23, 2005, the Company's stockholders will be asked to vote on approval of the SKO Merger Agreement. In order to complete the SKO merger, stockholders holding a majority of shares of the Company's common stock outstanding on November 4, 2005, the record date for the Special Meeting, must vote for the approval of the SKO Merger Agreement. In addition to stockholder approval, the SKO merger is subject to customary conditions to closing but is not subject to any financing condition. The SKO merger is expected to close in the Company's fourth fiscal quarter. The total value of the transaction is approximately $1.2 billion, including assumed debt of approximately $275 million.

EXECUTIVE SUMMARY:

ShopKo Stores, Inc. is a retailer headquartered in Green Bay, Wis., with 356 stores and approximately 23,000 teammates throughout the Midwest, Mountain and Pacific Northwest regions. The Company's reportable Retail segments include a ShopKo Retail segment and a Pamida Retail segment. The ShopKo Retail segment includes 137 ShopKo stores providing quality name-brand merchandise, great values, pharmacy and optical services in mid-sized to larger cities and three ShopKo Express Rx stores, a new and convenient neighborhood drugstore concept. The Pamida Retail segment includes 216 Pamida stores bringing value close to home in small, rural communities.

During the third quarter, the Company closed three ShopKo stores in Colorado and closed four Pamida locations. Subsequent to the end of the third quarter, the Company announced the closing of two stores in Reno, Nevada to be completed in the first quarter of fiscal 2006.

In the third quarter of fiscal 2005, net loss was $14.1 million, or $0.47 per diluted share compared with earnings of $2.0 million, or $0.07 per diluted share for the same period of fiscal 2004. The results reflect expenses of $16.3 million ($0.50 per diluted share) related to the Company's pending merger transaction, including a $13.5 million termination fee (for which no tax benefit was recognized) paid to Badger Retail Holding, Inc., an affiliate of Goldner Hawn Johnson & Morrison Incorporated. The Company's close monitoring of sales and inventory receipts resulted in a 7.9 percent decrease in consolidated inventory in the third quarter of fiscal 2005 compared to the same period last year. Consolidated sales during the third quarter of fiscal 2005 were $704.8 million compared with $746.4 million in fiscal 2004. Consolidated comparable store sales decreased 5.8 percent from the prior year. ShopKo comparable store sales decreased 5.6 percent. The Company believes the decline in sales is largely attributable to a change in the Company's promotional pricing strategy. Pamida comparable store sales decreased 6.1 percent, primarily due to a decline in general merchandise sales, partially offset by an increase in the retail health category.

During the first three quarters of fiscal 2005, net loss was $1.9 million, or $0.06 per diluted share compared with net earnings of $7.9 million, or $0.27 per diluted share for the same period of fiscal 2004. Merger-related expenses of $19.1 million, ($0.56 per diluted share), negatively impacted the first three quarters of 2005 results. Consolidated sales decreased 5.0 percent to $2,145.1 million compared with $2,257.0 million for the same period last year. Consolidated comparable store sales decreased 5.4 percent from the prior year. ShopKo comparable store sales decreased 6.3 percent. The Company believes the decline in sales is largely attributable to a change in the Company's promotional pricing strategy. Pamida comparable store sales decreased 2.9 percent, primarily due to a decline in general merchandise sales, partially offset by an increase in the retail health category.

Consistent with the past several years, the retail health category continued to increase as a percentage of the Company's sales in the third quarter of fiscal 2005. In the third quarter of fiscal 2005, retail health sales made up 33.2 percent and 28.4 percent of the ShopKo and Pamida retail segments' sales, respectively. In the first three quarters of fiscal 2005, retail health sales made up 33.4 percent and 26.7 percent of the ShopKo and Pamida segments' sales, respectively.

The Company's third quarter of fiscal 2005 results highlight the Company's objectives of improving the mix between profitable sales and promotional activity, resulting in higher gross margin. The consolidated gross margin as a percent of sales was 27.4 percent compared to 25.8 percent for the same period last year. The increase is primarily attributable to improved general merchandise and pharmacy margins as well as less aggressive promotional pricing and better managed clearance inventory markdowns. During the first three quarters of fiscal 2005, gross margin as a percent of net sales was 27.3 percent compared with 25.7 percent for the same period last year. Debt declined 34.3 percent, or $157.5 million, compared to the end of the third quarter of fiscal 2004, resulting in a $4.8 million interest expense reduction in the first three quarters of fiscal 2005 as compared with a year ago.

During the third quarter of fiscal 2005, consolidated selling, general and administrative expenses (SG&A) as a percent of net sales increased to 23.9 percent compared with 21.8 percent last year. Consolidated SG&A expenses as a percent of net sales, for the first three quarters of fiscal 2005, increased to
22.8 percent from 21.6 percent for the same period last year. The increase in consolidated SG&A as a percent of net sales was primarily driven by the decline in sales.

Capital expenditures for the third quarter of fiscal 2005 were $12.2 million compared with $19.4 million for the same period last year. In the first three quarters of fiscal 2005, capital expenditures were $20.5 million compared with $50.7 million for the same period last year. The decrease in capital expenditures is primarily due to $15.5 million related to the expansion of the Omaha distribution center and $15.2 million more in store remodeling activity during the first three quarters of fiscal 2004. In the first three quarters of fiscal 2005, the Company opened three new Pamida stores, had store remodeling activity in both divisions and invested in its technology infrastructure by replacing the optical center system in ShopKo. The Company expects capital expenditures of up to $35 million for the fiscal year.

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

The following table sets forth items from the Company's unaudited condensed consolidated financial statements for the third quarter and year to date of fiscal 2005 and fiscal 2004 as a percentage of net sales:

                                                     THIRD QUARTER          YEAR TO DATE
                                                       (13 WEEKS)             (39 WEEKS)
                                                    -----------------     ----------------
                                                    FISCAL     FISCAL     FISCAL     FISCAL
                                                     2005       2004       2005       2004
                                                    ------     ------     ------     ------
Revenues:
  Net sales                                         100.0%     100.0%     100.0%     100.0%
  Licensed department rentals and other income        0.5        0.5        0.5        0.4
                                                    -----      -----      -----      -----
                                                    100.5      100.5      100.5      100.4

  Cost of sales                                      72.6       74.2       72.7       74.3

  Gross margin                                       27.4       25.8       27.3       25.7

  Selling, general and administrative expenses       23.9       21.8       22.8       21.6
  Depreciation and amortization expenses              2.8        2.8        2.9        2.8
  Merger-related expenses                             2.3        0.0        0.9        0.0
                                                    -----      -----      -----      -----
                                                     29.0       24.6       26.6       24.4

(Loss) earnings from operations                      (1.1)       1.6        1.2        1.7
Interest expense                                      1.0        1.2        1.0        1.1
                                                    -----      -----      -----      -----
                                                     (2.1)       0.4        0.2        0.5
(Loss) earnings before income taxes
Income tax (benefit) provision                       (0.1)       0.2        0.3        0.2
                                                    -----      -----      -----      -----

Net (loss) income                                    (2.0)%      0.3%      (0.1)%      0.3%
                                                    =====      =====      =====      =====

The Company has two business segments: a ShopKo Retail segment and a Pamida Retail segment. The following tables set forth items from the Company's business segments as percentages of net sales:

                                                               THIRD QUARTER                 YEAR TO DATE
                                                                 (13 WEEKS)                   (39 WEEKS)
                                                           --------------------           -----------------
                                                           FISCAL        FISCAL           FISCAL     FISCAL
                                                            2005          2004             2005       2004
                                                           ------        ------           ------     ------
SHOPKO RETAIL SEGMENT
  Net sales                                                100.0%        100.0%           100.0%     100.0%
  Licensed department rentals and other income               0.6           0.5              0.6        0.5
                                                           -----         -----            -----      -----
                                                           100.6         100.5            100.6      100.5

  Cost of sales                                             72.7          73.8             72.7       74.3

  Gross margin                                              27.3          26.2             27.3       25.7

  Selling, general and administrative expenses              22.4          20.6             21.5       20.2
  Depreciation and amortization expenses                     2.8           2.8              2.9        2.7
                                                           -----         -----            -----      -----
                                                            25.2          23.4             24.4       22.9

Earnings from operations                                     2.7%          3.3%             3.5%       3.3%
                                                           =====         =====            =====      =====

                                                               THIRD QUARTER                   YEAR TO DATE
                                                                (13 WEEKS)                      (39 WEEKS)
                                                           ---------------------            -----------------
                                                           FISCAL         FISCAL            FISCAL     FISCAL
                                                            2005           2004              2005       2004
                                                           ------         ------            ------     ------
PAMIDA RETAIL SEGMENT
  Net sales                                                100.0%         100.0%            100.0%     100.0%
  Licensed department rentals and other income               0.2            0.2               0.2        0.2
                                                           -----          -----             -----      -----
                                                           100.2          100.2             100.2      100.2

  Cost of sales                                             72.3           75.7              72.5       74.5

  Gross margin                                              27.7           24.3              27.5       25.5

  Selling, general and administrative expenses              24.1           22.1              23.0       22.2
  Depreciation and amortization expenses                     2.7            2.7               2.7        2.9
                                                           -----          -----             -----      -----
                                                            26.8           24.8              25.7       25.1

Earnings (loss) from operations                              1.1%          (0.3)%             2.0%       0.6%
                                                           =====          =====             =====      =====

NET SALES:

The following table presents the Company's consolidated net sales for the third quarter and year to date of fiscal 2005 and fiscal 2004:

                      THIRD QUARTER
                        (13 WEEKS)                    % INCREASE
                 -----------------------         ---------------------
                 FISCAL           FISCAL
                  2005             2004          TOTAL **        COMP*
                 -------         -------         --------        -----
ShopKo Retail    $ 522.2         $ 553.1          (5.6)%        (5.6)%
Pamida Retail      182.7           193.3          (5.5)%        (6.1)%
                 -------         -------          ----          ----
Consolidated     $ 704.9         $ 746.4          (5.6)%        (5.8)%
                 =======         =======          ====          ====

                      YEAR TO DATE
                       (39 WEEKS)                     % INCREASE
                 -----------------------         ---------------------
                   FISCAL        FISCAL
                    2005          2004           TOTAL **        COMP*
                 ---------     ---------         --------       ------
ShopKo Retail    $ 1,573.3     $ 1,674.7          (6.1)%        (6.3)%
Pamida Retail        571.8         582.3          (1.8)%        (2.9)%
                 ---------     ---------          ----          ----
Consolidated     $ 2,145.1     $ 2,257.0          (5.0)%        (5.4)%
                 =========     =========          ====          ====

* Comparable store sales represent sales of those stores open during both fiscal years and do not include sales from the ShopKo wholesale optical lab.

**    ShopKo division total sales variance reflects sales from three closed
       ShopKo locations in fiscal 2005, one ShopKo closed location in fiscal 2004 and three new ShopKo Express Rx locations in 2004. Pamida division total sales variance reflects sales from five closed Pamida locations and seven new locations in fiscal 2004 and three new locations and seven closed locations in fiscal 2005.

ShopKo comparable store sales decreased 5.6 percent during the third quarter of fiscal 2005, primarily due to the decline in the hardlines/home category as well as a change in promotional pricing strategy. Changes in ShopKo comparable store sales in the third quarter of fiscal 2005 by category were as follows: Retail Health, (2.1)%; Softlines, (3.7)%; and Hardlines/Home, (8.9)%. The 6.1 percent decrease in Pamida comparable store sales was primarily due to a decrease in apparel sales, partially offset by an increase in pharmacy sales. Changes in Pamida comparable store sales in the third quarter of fiscal 2005 by category were as follows: Pharmacy, 8.4%; Hardlines, (9.5)%; and Softlines, (16.2)%.

The 6.3 percent decline in ShopKo comparable store sales during the first three quarters of fiscal 2005 is primarily due to decreased sales in the hardlines/home category as well as a change in promotional pricing strategy. Changes in ShopKo comparable store sales in the first three quarters of fiscal 2005 by category were as follows: Retail Health, (0.7)%; Softlines, (3.5)%; and Hardlines/Home, (11.0)%. The 2.9 percent decrease in Pamida comparable store sales is primarily attributable to decreased apparel sales, partially offset by increased pharmacy sales. Changes in Pamida comparable store sales in the first three quarters of fiscal 2005 by category were as follows: Pharmacy, 10.4%; Hardlines, (5.4)%; and Softlines, (13.4)%.

The Company also believes comparable store sales continue to be negatively affected by ongoing competition from both national and regional retailers.

The Company's store activity is summarized below:

                                                       39 Weeks Ended            Year Ended
                                                    --------------------         -----------
                                                    Oct 29,      Oct 30,         January 29,
                                                      2005         2004              2005
                                                    -------      -------         -----------
SHOPKO STORES
     Beginning number of stores                       143           141               141
     Openings *                                         0             1                 3
     Closings                                           3             1                 1
                                                      ---           ---               ---
     Ending number of stores                          140           141               143
                                                      ===           ===               ===

PAMIDA STORES
     Beginning number of stores                       220           218               218
     Openings                                           3             7                 7
     Closings                                           7             5                 5
                                                      ---           ---               ---
     Ending number of stores                          216           220               220
                                                      ===           ===               ===

*     ShopKo retail segment includes three new ShopKo Express locations.

GROSS MARGIN:

Consolidated gross margin dollars increased 0.4 percent to $193.0 million in the third quarter of fiscal 2005 from $192.2 million for the same period last year. Consolidated gross margin, as a percent of net sales for the third quarter of fiscal 2005, was 27.4 percent compared with 25.8 percent for the same period last year. The increase is primarily attributable to improved general merchandise and pharmacy margins. General merchandise margin improvement is attributable to improved initial markup, less aggressive promotional pricing and better managed clearance inventory markdowns in fiscal 2005.

ShopKo's gross margin dollars decreased 1.8 percent to $142.5 million in the third quarter of fiscal 2005 from $145.2 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 27.3 percent compared with
26.2 percent for the same period last year. The rate increase was primarily due to higher general merchandise and pharmacy margins (collectively 104 basis points) and improved inventory shrinkage results (35 basis points), partially offset by increased distribution expenses (26 basis points). General merchandise margin improvement is attributable to improved initial markup, less aggressive promotional pricing and better managed clearance inventory markdowns in fiscal 2005. Pamida's gross margin dollars increased 7.3 percent to $50.5 million in the third quarter of fiscal 2005 from $47.1 million for the same period last year. As a percent of net sales, Pamida's gross margin was 27.7 percent in the third quarter of fiscal 2005 compared with 24.3 percent for the same period last year. The increase was primarily due to improved merchandise margins (205 basis points), improved inventory shrinkage results (62 basis points), a decline in distribution expenses (28 basis points) and other various individual immaterial variations that, in the aggregate, comprise the remainder of the difference.

Consolidated gross margin dollars increased 1.2 percent to $586.1 million in the first three quarters of fiscal 2005 from $579.3 million for the same period last year. Consolidated gross margin, as a percent of net sales for the first three quarters of fiscal 2005, was 27.3 percent compared with 25.7 percent for the same period last year. The increase is primarily attributable to improved general merchandise and pharmacy margins. General merchandise margin improvement is attributable to improved initial markup, less aggressive promotional pricing and better managed clearance inventory markdowns in fiscal 2005.

ShopKo's gross margin dollars decreased 0.4 percent to $429.1 million in the first three quarters of fiscal 2005 from $430.8 million for the same period last year. ShopKo's gross margin, as a percent of net sales, was 27.3 percent compared with 25.7 percent for the same period last year. The rate increase was primarily due to general merchandise and pharmacy margin improvement (collectively

169 basis points). Pamida's gross margin dollars increased 5.7 percent to $157.0 million in the first three quarters of fiscal 2005 from $148.5 million for the same period last year. As a percent of net sales, Pamida's gross margin was 27.5 percent in the first three quarters of fiscal 2005 compared with 25.5 percent for the same period last year. The increase was primarily due to improved merchandise margins (145 basis points), a decline in distribution expenses (33 basis points) and other various individual immaterial variations that, in the aggregate, comprise the remainder of the difference.

The Company uses the last-in, first-out (LIFO) method for substantially all inventories. There was no LIFO charge or credit for the quarters ended October 29, 2005 and October 30, 2004. There was no difference between the LIFO and first-in, first-out (FIFO) cost methods at October 29, 2005, October 30, 2004 and January 29, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Consolidated SG&A expense dollars for the third quarter of fiscal 2005 increased
3.4 percent to $168.1 million from $162.7 million for the same period last year. SG&A expenses as a percent of net sales for the third quarter of fiscal 2005 increased to 23.9 percent compared with 21.8 percent for the same period last year, primarily due to the decline in sales.

ShopKo's SG&A expenses as a percent of net sales for the third quarter of fiscal 2005 were 22.4 percent compared with 20.6 percent for the same period last year, primarily due to the decline in sales (135 basis points), increases in maintenance and repair expenses (30 basis points) and losses on the disposal of assets (23 basis points), partially offset by lower net advertising costs (13 basis points). Pamida's SG&A expenses as a percent of net sales for the third quarter of fiscal 2005 were 24.1 percent compared with 22.1 percent for the third quarter last year. The increase was primarily driven by the decline in sales (128 basis points), an increase in closed store expenses (58 basis points) and increases in workman's compensation and property and general liability insurance expenses (53 basis points), partially offset by lower net advertising costs (24 basis points), and other various individual immaterial variations that, in the aggregate, comprise the remainder of the difference.

Consolidated SG&A expense dollars for the first three quarters of fiscal 2005 increased 0.6 percent to $489.7 million from $486.6 million for the same period last year. SG&A expenses as a percent of net sales for the first three quarters of fiscal 2005 increased to 22.8 percent compared with 21.6 percent for the same period last year, primarily due to the decline in sales.

ShopKo's SG&A expenses as a percent of net sales for the first three quarters of fiscal 2005 were 21.5 percent compared with 20.2 percent last year, primarily attributable to the decline in sales (143 basis points), partially offset by a decrease in store payroll due to lower sales (17 basis points). Pamida's SG&A expenses as a percent of net sales for the first three quarters of fiscal 2005 were 23.0 percent compared with 22.2 percent last year. The increase was primarily driven by the decline in sales (40 basis points), higher payroll due to pharmacy growth (24 basis points), increases in workman's compensation and property and general liability insurance expenses (23 basis points), an increase in closed store reserves (18 basis points) and higher closed store location expenses (15 basis points), partially offset by lower net advertising expenses (12 basis points), and other various individual immaterial variations that, in the aggregate, comprise the remainder of the difference.

DEPRECIATION AND AMORTIZATION EXPENSE:

Consolidated depreciation and amortization expenses were $19.7 million for the third quarter of fiscal 2005 compared with $20.9 million for the same period last year. For the first three quarters of fiscal 2005, consolidated depreciation and amortization expenses were $61.3 million compared with $63.6 million for the same period last year. As a percent of net sales, consolidated depreciation and amortization expenses were 2.8 percent for the third quarter of fiscal 2005 compared with 2.8 percent for the same period last year. Consolidated depreciation and amortization expenses as a percent of net sales for the first three quarters of fiscal 2005 were 2.9 percent compared with 2.8 percent last year.

INTEREST EXPENSE:

Interest expense for the third quarter of fiscal 2005 was $6.8 million compared with $8.8 million for the same period last year. For the first three quarters of fiscal 2005, interest expense decreased $4.8 million or 18.6 percent to $21.1 million compared with the same period last year. The decrease in interest expense for the third quarter and first three quarters of fiscal 2005 was primarily due to reduced debt levels versus last year.

INCOME TAXES:

The Company recorded an income tax benefit for the third quarter of fiscal 2005 of $0.4 million on a pre-tax loss of $14.5 million, compared with an income tax provision of $1.3 million on $3.3 million of pre-tax income for the same period last year. For the first three quarters of fiscal 2005, the income tax provision was $7.2 million on $5.3 million of pre-tax income, compared with an income tax provision of $5.1 million on $13.0 million of pre-tax income for the same period last year. The tax benefit/provision for the 2005 periods and the resulting effective income tax rate, reflect the non-deductibility of the $13.5 million termination fee paid to Badger Retail Holding, Inc. in the third quarter of 2005. The Company's combined federal and state statutory rate is 38.5 percent during the 2005 periods, as compared to 39.0 percent in the comparable 2004 periods.

The decrease in the Company's statutory tax rate is due to a lower state income tax rate, net of federal benefits.

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

Merchandise inventory. The Company's merchandise inventory is carried at the lower of cost or market on a LIFO basis utilizing the average cost method of accounting. The valuation of inventories at cost requires certain management judgments and estimates, including among others, the assessment of shrinkage rates, obsolescence and the impact on inventory values of using the lower of cost or market valuation method. In valuing the inventory, the Company undertakes physical inventories at least annually at its stores and distribution centers and adjusts inventory values regularly to reflect market conditions and business trends. The Company estimates losses of inventory due to shrinkage based upon historical experience by store and by merchandise department, which are then verified by physical inventory counts. The Company's experience has been that there is little fluctuation or risk in the estimate of obsolescence or lower of cost or market reserve because (i) of the Company's inventory turnover rate, (ii) a large percentage of our inventory is returnable to our vendors for cost and (iii) the Company is able to receive vendor support monies if product is sold below expected prices. The non-returnable inventory goes through a markdown process that liquidates the inventory, generally at prices in excess of cost.

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

During the third quarter of fiscal 2005, no additional leases were terminated. As of October 29, 2005, the remaining reserve for lease termination and related property carrying costs, as well as other costs, was $12.4 million. For balance sheet reporting purposes, the portion of the reserve for the lease termination, property carrying and other costs to be paid in the next 12 months is reported in accrued expenses ($1.8 million) as a current liability and the remainder ($10.6 million) is recorded in other long-term obligations at October 29, 2005.

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

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires the Company to expense all share-based payments to employees, including grants of employee stock options, in the financial statements. The grant-date fair value of employee stock options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. In April 2005, the SEC amended the compliance dates for SFAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25, until adoption of SFAS 123R on January 29, 2006. The pro forma impact on the 13 week and 39 week periods ended October 29, 2005 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" in Note C to the unaudited Condensed Consolidated Financial Statements ("SFAS 123"). The impact of SFAS 123R is not expected to be materially different than the impact of SFAS 123.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity requirements are met primarily by cash generated from operations, with remaining funding requirements provided by short-term and long-term borrowings. Cash provided by operating activities was $35.0 million for the first three quarters of fiscal 2005 compared with cash used by operating activities of $17.3 million for the same period last year. The Company finances a significant portion of its operations through vendor financing. As of October 29, 2005, accounts payable totaled $280.3 million, a decrease of $17.2 million, compared with $297.5 million at the end of the third quarter of fiscal 2004. The Company currently maintains favorable terms with its vendors, however these terms could change based on the Company's future operating performance.

As of October 29, 2005, the Company had $147.0 million of long-term debt outstanding, consisting of $99.7 million of Senior Unsecured Notes and approximately $47.3 million of long-term notes payable. The Senior Unsecured Notes have maturity dates in March 2022. A more detailed description of these Senior Unsecured Notes is contained in Note D of the Notes to Consolidated Financial Statements in the Company's fiscal 2004 Annual Report on Form 10-K, as amended. Subject to certain limitations set forth in our Amended Secured Credit Facility, proceeds of the Facility or funds from other sources may be used to retire or repurchase Senior Unsecured Notes. Payments due under the Senior Unsecured Notes could be accelerated in the event the Company defaults on any debt obligation in excess of $25.0 million.

On June 30, 2005, the Company commenced an offer to purchase for cash any and all of its outstanding Senior Unsecured Notes (the "Offer") in connection with the Badger Merger

Agreement. The SKO Merger Agreement requires the Company to continue the Offer subject to certain terms and conditions. Holders who tender their Senior Unsecured Notes are deemed to consent to certain proposed amendments to the indenture governing the Senior Unsecured Notes, which will eliminate substantially all of the restricted covenants and certain events of default in the indenture. As of August 16, 2005, holders of a majority in principal amount of the Senior Unsecured Notes had tendered their Senior Unsecured Notes into the Offer and provided the requisite consents to amend the indenture governing the Senior Unsecured Notes. The Company executed a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture governing the Senior Unsecured Notes.

While the consummation of the Offer is subject to specified conditions, including the consummation of the Badger Merger, the Company announced November 10, 2005 that it intends to waive such condition upon the consummation of the SKO Merger. Subsequently, the Company supplemented the Offer to reflect the terms of the SKO Merger Agreement and to disclose the filing of the lawsuit described below. The Offer is scheduled to expire on December 23, 2005 at 9:30 a.m., New York City time, unless further extended or earlier terminated by the Company. The SKO Merger is currently scheduled to close in the Company's fourth fiscal quarter.

On November 25, 2005, ShopKo was served with a summons and complaint in a civil action relating to a lawsuit by certain holders who claim to hold a majority in principal amount of the Senior Unsecured Notes. (The case is entitled Federated Bond Fund, a portfolio of Federated Investment Series Funds, Inc., et. al. v. ShopKo Stores, Inc., et. al., Case No. 05CV9923, and was filed in United States District Court for the Southern District of New York). The Company believes the litigation is without merit and plans to defend it vigorously and is exploring all alternatives available to it, including the termination of the Offer. In connection with the execution of the SKO Merger Agreement, ShopKo received from Sun Capital Partners IV a copy of a commitment letter from a group of lenders (which letter was amended on November 1, 2005) which would allow the Senior Unsecured Notes to remain outstanding after the effectiveness of the SKO merger. In such event, the Senior Unsecured Notes would rank pari passu with the new borrowings (that is, as provided for in the Indenture, the Senior Unsecured Notes will be equally and ratably secured with the new debt).

During the third quarter of fiscal 2003, the Company entered into the Amended Secured Credit Facility, which is secured by the Company's inventory and accounts receivable. The Amended Secured Credit Facility provides for revolving credit borrowings of up to $450.0 million, bearing interest at the bank's base rate plus a margin of 0.0% to 0.25% or the Eurodollar rate plus a margin of 1.5% to 2.0%, depending on borrowing availability under the facility. The Company had $65.0 million outstanding under its Amended Secured Credit Facility at the end of the third quarter of fiscal 2005 compared with $156.1 million outstanding at the end of the third quarter of fiscal 2004. Borrowings declined due to higher cash flows from operations (exclusive of merger-related costs) in 2005, reduced inventory levels, use of proceeds from the sale of the three Colorado stores, and reduced capital expenditures. The Company had $354.5 million in availability at the end of the third quarter of fiscal 2005. As a result of reduced borrowing levels and needs, on October 27, 2005, the Company elected to reduce its revolving credit facility by $100 million to $350 million.

The Amended Secured Credit Facility terminates August 19, 2007, and limits the payment of dividends, new indebtedness, repurchases of common stock, and capital expenditures, and requires the Company to meet financial performance covenants relating to borrowing availability and minimum operating cash flows as defined therein. The consequences of failing to comply with the various covenants and requirements range from increasing the interest rate, to restrictions on cash management, to default and acceleration of the debt. The indebtedness under the Amended Secured Credit Facility can be declared immediately due and payable in the event other Company debt in excess of $10.0 million is accelerated. As of October 29, 2005, and for the third quarter of fiscal 2005, the Company was in compliance with all covenants in the Amended Secured Credit Facility.

The following schedule sets forth the Company's contractual obligations and commercial commitments as of October 29, 2005 (in thousands):

                                               Less than 1                          After
CONTRACTUAL OBLIGATIONS (1)          Total        year      2-3 years  4-5 years   5 years
-------------------------------     ---------  -----------  ---------  ---------  ---------
Long-Term Debt (2)                  $ 146,971  $       800  $   2,904  $   3,061  $ 140,206
Capital Lease Obligations (3)          89,615        6,130     12,277     11,766     59,442
Operating Leases (4)                  170,670       18,862     34,551     28,606     88,651
Total Contractual Cash Obligations    407,256       25,792     49,732     43,433    288,299

(1) The schedule excludes obligations of $65.0 million outstanding under the Amended Secured Credit Facility, which are classified on the balance sheet as short-term debt, as well as $9.4 million of outstanding documentary letters of credit and $20.9 million of standby letters of credit as of October 29, 2005 (which reduce availability under the Amended Secured Credit Facility).

(2) Interest payments (in millions) due on long-term debt for less than 1 year are $14.2, 2-3 years are $28.0, 4-5 years are $27.3 and after 5 years are $111.1.

(3) Capital lease obligations represent the total minimum future obligations, net of $60.9 million of interest. Interest payments (in millions) due on capital lease obligations for less than 1 year are $7.8, 2-3 years are $13.9, 4-5 years are $11.4 and after 5 years are $27.8.

(4) Operating leases are the aggregate future payments for operating leases as of October 29, 2005, including closed stores.

The Company believes that its availability under the Amended Secured Credit Facility, and expected cash from operations together with continued favorable vendor credit terms, will provide sufficient liquidity to finance continuing operations, including planned capital expenditures, for fiscal 2005. However, if the Company's operating results were to deteriorate significantly for any reason, or if the Company were to require significant additional capital for unexpected events, the Company could suffer liquidity problems, which would materially adversely affect its results of operations and financial condition.

The Company incurred $12.2 million of capital expenditures in the third quarter of 2005 and $20.5 million in the first three quarters of fiscal 2005, compared with $19.4 million and $50.7 million in the third quarter and first three quarters of fiscal 2004, respectively. The decrease in capital expenditures is primarily due to reduced store remodeling activity in 2005, as well as the impact of the capital expenditures related to the expansion of the Omaha distribution center in 2004. In the first three quarters of fiscal 2005, the Company opened three new Pamida stores, had store remodeling activity in both divisions and invested in its technology infrastructure by replacing the optical center system in ShopKo. The Company expects capital expenditures of up to $35 million for the fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

      The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the acting members of the office of the Chief Executive Officer, which includes the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon that evaluation, the Co-Chief Executive Officers, including the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)   Changes in Internal Control

      There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

            Following the Company's April 8, 2005 announcement that it had signed the Badger merger agreement, six putative class action lawsuits challenging the proposed merger were filed in Circuit Court for Brown County, Wisconsin. These six lawsuits were consolidated under the caption In re ShopKo Shareholder Litigation, Case No. 05-CV-677, and the Company, each member of the Company board of directors and Goldner Hawn were named as defendants. The consolidated compliant alleges, among other things, that the Company and its directors breached their fiduciary duties to the Company's shareholders by negotiating the Badger merger at a price that the plaintiffs allege to be inadequate, by supporting the Badger merger rather than effecting a recapitalization and by failing to disclose all material information concerning the Badger merger agreement, the transactions contemplated thereby and the background of and reasons for the Badger merger. In addition, the consolidated complaint alleges that Goldner Hawn aided and abetted the directors' breach of their fiduciary duties. The consolidated complaint sought, among other relief, rescission of the Badger merger, an injunction requiring disclosure of all material information and preventing completion of the Badger merger, and compensatory damages. On August 16, 2005 the plaintiffs filed a motion seeking a preliminary injunction. The hearing on the motion was held on September 1 and September 2, 2005. Following oral argument, the court denied the plaintiffs' motion, which would have allowed the Company's shareholders to vote on the Badger merger had the Badger merger not been later terminated in favor of the SKO merger.

    On November 30, 2005, the plaintiffs filed a motion claiming that their attorneys are entitled to $2 million in fees and expenses because they have benefited ShopKo and its shareholders through this litigation. At the same time, the plaintiffs filed a motion to temporarily enjoin the SKO merger if their motion for fees and expenses cannot be finally decided by December 23, 2005, the date of the special meeting of ShopKo shareholders called to consider approval of the SKO merger, so that any fees and expenses awarded to them could be satisfied from the SKO merger consideration. ShopKo believes that this litigation and these motions are without merit, and intends to continue to defend against the litigation vigorously and to oppose these motions.

ITEM 6: EXHIBITS

      (a) Exhibits.

                  3.1 Amendment to the By-Laws of ShopKo Stores, Inc., incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 9, 2005.

                  4.1 Third Amendment to the Rights Agreement, dated as of October 18, 2005, to the Rights Agreement, dated as of July 3, 1992, as amended and restated as of September 24, 1997 and further amended as of May 22, 1998 and April 7, 2005, between ShopKo Stores, Inc. and Wells Fargo Bank, N.A., as successor to Northwest Bank Minnesota, National Association, incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 20, 2005.

                  10.1 First Amendment to Agreement and Plan of Merger, dated as of September 9, 2005, by and among Badger Retail Holding, Inc., Badger Acquisition Corp. and ShopKo Stores, Inc., incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 9, 2005.

                  10.2 Second Amendment to Agreement and Plan of Merger, dated as of September 29, 2005, by and among Badger Retail Holding, Inc., Badger Acquisition Corp. and ShopKo Stores, Inc., incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 29, 2005.

                  10.3 Agreement and Plan of Merger, by and among SKO Group Holding Corp., SKO Acquisition Corp. and ShopKo Stores, Inc., dated as of October 18, 2005 and amended by Amendment No. 1 dated as of October 18, 2005 and Amendment No. 2 dated as of October 28, 2005, incorporated by reference to Registrant's definitive proxy statement on Form 14A filed on November 23, 2005.

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

                  32.1 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. Section 1350.

                  32.2 Statement of Michael J. Hopkins, President, Pamida Division, Co-Chief Executive Officer*, pursuant to 18 U.S.C.
                  Section 1350.

                  32.3 Statement of Paul G. White, Senior Vice President, Chief Merchandising Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. Section 1350.

* The office of Chief Executive Officer is comprised of three executive officers, each serving as Co-Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHOPKO STORES, INC. (Registrant)

Date:    December 8, 2005            By:  /s/ Brian W. Bender
                                          ------------------------------
                                  Brian W. Bender
                                  Senior Vice President, Chief Financial Officer Co-Chief Executive Officer*
                                  (Duly Authorized Officer of Registrant and
                                  Principal Financial Officer)

* The office of Chief Executive Officer is comprised of three executive officers, each serving as Co-Chief Executive Officer.

                                  EXHIBIT INDEX
                               SHOPKO STORES, INC.
                                   10-Q REPORT

Exhibit
Number                               Exhibit
-------                              -------
3.1 Amendment to the By-Laws of ShopKo Stores, Inc., incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 9, 2005.

4.1 Third Amendment to the Rights Agreement, dated as of October 18, 2005, to the Rights Agreement, dated as of July 3, 1992, as amended and restated as of September 24, 1997 and further amended as of May 22, 1998 and April 7, 2005, between ShopKo Stores, Inc. and Wells Fargo Bank, N.A., as successor to Northwest Bank Minnesota, National Association, incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 20, 2005.

10.1 First Amendment to Agreement and Plan of Merger, dated as of September 9, 2005, by and among Badger Retail Holding, Inc., Badger Acquisition Corp. and ShopKo Stores, Inc., incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 9, 2005.

10.2 Second Amendment to Agreement and Plan of Merger, dated as of September 29, 2005, by and among Badger Retail Holding Inc., Badger Acquisition Corp. and ShopKo Stores, Inc., incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 29, 2005.

10.3 Agreement and Plan of Merger, by and among SKO Group Holding Corp., SKO Acquisition Corp. and ShopKo Stores, Inc., dated as of October 18, 2005 and amended by Amendment No. 1 dated as of October 18, 2005 and Amendment No. 2 dated as of October 28, 2005, incorporated by reference to Registrant's definitive proxy statement on Form 14A filed on November 23, 2005.

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

32.1 Statement of Brian W. Bender, Senior Vice President, Chief Financial Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. Section 1350.

32.2 Statement of Michael J. Hopkins, President, Pamida Division, Co-Chief Executive Officer*, pursuant to 18 U.S.C. Section 1350.

32.3 Statement of Paul G. White, Senior Vice President, Chief Merchandising Officer, Co-Chief Executive Officer*, pursuant to 18 U.S.C. Section 1350.

* The office of Chief Executive Officer is comprised of three executive officers, each serving as Co-Chief Executive Officer.