Form 10-Q/A
period 2005-10-29
SHOPKO STORES INC
filed 2005-12-15
CIK 878314

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (13 weeks) ended October 29, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 1-10876
SHOPKO STORES, INC.
(Exact name of registrant as specified in its Charter)

Wisconsin	41-0985054

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Pilgrim Way, Green Bay, Wisconsin	54304

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (920)429-2211
Former name, former address and former fiscal year, if changed since last report:
N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of Common Stock as of December 2, 2005 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	30,266,726

Exhibit Index on Page 16	Page 1 of Page 23

SHOPKO STORES, INC.
FORM 10-Q/A
FOR THE 13 WEEKS ENDED OCTOBER 29, 2005

EXPLANATORY NOTES
This Amendment No. 1 to the Quarterly Report on Form 10-Q of ShopKo Stores, Inc. (the “Company”) for the quarterly period ended October 29, 2005 is being filed to correct an inadvertent typographical error in the Condensed Consolidated Statements of Cash Flows included in Part I. The amount reflected as the change in accrued liabilities for the 39 weeks ended October 29, 2005 has been corrected. Accordingly, the Part I information included herein is filed to amend and replace the originally filed Part I information in our Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005, as originally filed on December 8, 2005.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer(s) and principal financial officer are being filed as exhibits to this Form 10-Q/A.
No attempt has been made in this Amendment No. 1 to Form 10-Q/A to modify or update other disclosures as presented in our original Form 10-Q, except as may be required to reflect such amendments.

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

ShopKo Stores, Inc. and Subsidiaries	Third Quarter (13 Weeks) Ended
(In thousands, except per share data)
	October 29,	October 30,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
Revenues:
Net sales	$704,845	$746,391
Licensed department rentals and other income	3,425	3,497

	708,270	749,888

Costs and expenses:
Cost of sales	511,843	554,175
Selling, general and administrative expenses	168,136	162,684
Depreciation and amortization expenses	19,739	20,916
Merger-related expenses	16,256	—

	715,974	737,775

(Loss) income from operations	(7,704)	12,113
Interest expense	6,785	8,840

(Loss) income before income taxes	(14,489)	3,273

Income tax (benefit) provision	(383)	1,278

Net (loss) income	$(14,106)	$1,995

Net (loss) income per share of common stock:
Basic	$(0.47)	$0.07

Diluted	$(0.47)	$0.07

Weighted average number of common shares outstanding:
Basic	30,211	29,362

Diluted	30,211	29,683
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

ShopKo Stores, Inc. and Subsidiaries	Year to Date (39 Weeks) Ended
(In thousands, except per share data)
	October 29,	October 30,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
Revenues:
Net sales	$2,145,099	$2,257,000
Licensed department rentals and other income	10,384	9,847

	2,155,483	2,266,847

Costs and expenses:
Cost of sales	1,558,989	1,677,679
Selling, general and administrative expenses	489,695	486,630
Depreciation and amortization expenses	61,265	63,574
Merger-related expenses	19,095	—

	2,129,044	2,227,883

Income from operations	26,439	38,964
Interest expense	21,148	25,985

Income before income taxes	5,291	12,979

Income tax provision	7,235	5,064

Net (loss) income	$(1,944)	$7,915

Net (loss) income per share of common stock:
Basic	$(0.06)	$0.27

Diluted	$(0.06)	$0.27

Weighted average number of common shares outstanding:
Basic	30,004	29,288

Diluted	30,004	29,553
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

ShopKo Stores, Inc. and Subsidiaries	Third quarter as of		Fiscal Year End
(In thousands)
	October 29,	October 30,	January 29,
	2005	2004	2005 *
	(UNAUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$33,215	$29,280	$25,110
Receivables, less allowance for losses of $2,149, $2,438 and $1,833, respectively	50,574	55,398	62,019
Merchandise inventories	646,832	701,953	564,099
Other current assets	6,646	8,241	9,046

Total current assets	737,267	794,872	660,274

Other assets and deferred charges	8,904	7,943	9,037
Intangible assets, net of accumulated amortization of $15,873, $12,825 and $13,330, respectively	22,877	28,984	21,865

Property and equipment, net of accumulated depreciation of $868,403, $828,447 and $828,768; impairment reserve of $686, $4,004 and $1,660, respectively	687,541	757,254	742,027

Total assets	$1,456,589	$1,589,053	$1,433,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$65,000	$156,101	$85,679
Accounts payable – trade	280,323	297,489	225,777
Accrued compensation and related taxes	34,427	37,287	37,088
Deferred taxes and other accrued liabilities	112,534	113,873	104,903
Accrued income and other taxes	33,209	29,087	49,760
Current portion of long-term obligations and leases	6,288	62,304	8,018

Total current liabilities	531,781	696,141	511,225

Long-term obligations and leases, less current portion	230,297	240,637	238,612
Other long-term obligations	23,975	21,838	21,976
Deferred income taxes	22,039	29,791	22,963

Shareholders’ equity:
Common stock	322	314	316
Additional paid-in capital	408,296	394,016	396,514
Retained earnings	280,587	246,882	282,261
Less treasury stock	(40,708)	(40,566)	(40,664)

Total shareholders’ equity	648,497	600,646	638,427

Total liabilities and shareholders’ equity	$1,456,589	$1,589,053	$1,433,203

*	Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

ShopKo Stores, Inc. and Subsidiaries	Year to Date (39 weeks) Ended
(In thousands)
	October 29,	October 30,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net (loss) income	$(1,944)	$7,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,265	63,574
Impairment charges	570	672
Gain on sale of property and equipment	(4,106)	(2,821)
Deferred income taxes	3,380	6,987
Change in assets and liabilities:
Receivables	11,445	7,410
Merchandise inventories	(82,733)	(132,637)
Other current assets	2,400	2,634
Other assets	2,118	831
Accounts payable	54,546	44,176
Accrued liabilities	(13,944)	(12,702)
Other long-term obligations	1,999	(3,367)

Net cash provided by (used in) operating activities	34,996	(17,328)

Cash flows from investing activities:
Purchases of property and equipment	(20,490)	(50,799)
Proceeds from the sale of property and equipment	18,768	14,948
Net payments for pharmacy customer lists	(3,281)	(7,410)

Net cash (used in) investing activities	(5,003)	(43,261)

Cash flows from financing activities:
Proceeds from short-term borrowings	0	73,832
Payments of debt and capital lease obligations	(31,596)	(8,119)
Sale of common stock due to exercise of stock options	9,752	1,622
Purchase of treasury stock	(44)	(252)

Net cash (used in) provided by financing activities	(21,888)	67,083

Net increase in cash and cash equivalents	8,105	6,494
Cash and cash equivalents at beginning of period	25,110	22,786

Cash and cash equivalents at end of period	$33,215	$29,280

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

ShopKo Stores, Inc. and Subsidiaries
(In thousands)	(UNAUDITED)
			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 29, 2005	31,580	$316	$396,514	$282,261	(1,930)	$(40,664)	29,650	$638,427

Net (loss)				(1,944)				(1,944)

Issuance of restricted stock	10		219	(219)			10	-0-

Forfeiture of restricted stock	(25)		(325)	325			(25)	-0-

Sales of common stock under option plans	630	6	9,746				630	9,752

Income tax benefit related to stock options			2,142					2,142

Restricted stock expense				164				164

Purchase of treasury stock					(2)	(44)	(2)	(44)

BALANCES AT OCTOBER 29, 2005	32,195	$322	$408,296	$280,587	(1,932)	$(40,708)	30,263	$648,497

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
These interim results are not necessarily indicative of the results of the fiscal years as a whole because the operations of the Company are highly seasonal. The fourth fiscal quarter has historically contributed a significant part of the Company’s earnings due to the Christmas selling season.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company’s fiscal 2004 Annual Report on Form 10-K, as amended, contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005.
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
The Company believes the reserves are adequate, and continues to negotiate lease terminations with landlords. However, due to the Company’s inability to terminate the leases or to sublease the four locations, the level of reserves could prove to be inadequate and additional charges may be required. The Company will continue to evaluate the adequacy of the amounts reserved as it proceeds with the termination of the leases.

Activity in the restructuring reserve (in thousands) during the first three quarters of fiscal 2005:

Lease termination and
property carrying costs
Balance as of January 29, 2005	$13,329

Cash Payments	884

Balance as of October 29, 2005	$12,445

C. Stock-Based Employee Compensation Plans
The Company has various stock-based employee compensation plans, which are described more fully in Note F of the Notes to Consolidated Financial Statements in the Company’s fiscal 2004 Annual Report on Form 10-K, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in results of operations for stock option awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first three quarters of fiscal 2005, pre-tax expense related to the intrinsic value of restricted stock was $0.2 million compared with $0.5 million last year.
The following pro forma information illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” in accounting for its employee stock options (in thousands):

	Third Quarter		Year to Date
	(13 Weeks) Ended		(39 Weeks) Ended
	Oct 29,	Oct 30,	Oct 29,	Oct 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(14,106)	$1,995	$(1,944)	$7,915
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	44	114	101	309
Deduct: Total stock-based employee compensation expense determined under fair value method for all share and option awards, net of related tax effects	(394)	(625)	(1,008)	(1,773)

Pro forma net (loss) income	$(14,456)	$1,484	$(2,851)	$6,451

Net (loss) income per share:
Basic – as reported	$(0.47)	$0.07	$(0.06)	$0.27
Basic – pro forma	$(0.48)	$0.05	$(0.10)	$0.22
Diluted – as reported	$(0.47)	$0.07	$(0.06)	$0.27
Diluted – pro forma	$(0.48)	$0.05	$(0.10)	$0.22

D. Business Segment Information
The Company’s reportable segments are based on the Company’s strategic business operating units and include a ShopKo Retail segment and a Pamida Retail segment, each of which includes the following product categories: hardlines/home, softlines, and retail health services.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s fiscal 2004 Annual Report on Form 10-K, as amended. The Company evaluates performance based on earnings from operations of the respective business segments.
Summary financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Third Quarter (13 Weeks) Ended		Year to Date (39 Weeks) Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales
ShopKo Retail	$522,152	$553,134	$1,573,260	$1,674,734
Pamida Retail	182,693	193,257	571,839	582,266

Total net sales	$704,845	$746,391	$2,145,099	$2,257,000

Earnings (loss) from operations
ShopKo Retail	$13,781	$18,466	$55,036	$55,625
Pamida Retail	2,024	(351)	11,538	3,378
Corporate	(23,509)	(6,002)	(40,135)	(20,039)

Earnings (loss) from operations	$(7,704)	$12,113	$26,439	$38,964

The Company’s areas of operations are principally in the United States. No major customer accounted for a significant amount of consolidated revenue during the third quarter and first three quarters of fiscal 2005 and fiscal 2004.
E. Commitments & Contingencies
The Company is contingently liable on the lease payments for two former retail stores, which were assumed by an unrelated party. Total remaining lease obligations for the stores are $9.0 million as of October 29, 2005.
F. Merger
ShopKo entered into a merger agreement (the “Badger Merger Agreement”), dated April 7, 2005, with Badger Retail Holding, Inc. (“Badger Retail Holding”) pursuant to which Badger Retail Holding would acquire all of the outstanding common stock of ShopKo for $24.00 per share. The merger agreement was amended on September 9, 2005 to $25.00 per share, and was subsequently amended to $25.50 per share on September 29, 2005. On October 18, 2005, a special committee of the Company’s board of directors determined that a binding offer from SKO Group Holding Corp. (“SKO Group Holding”), a newly-formed Delaware corporation which is affiliated with Sun Capital Partners IV, L.P. (“Sun Capital Partners IV”), pursuant to which SKO Group Holding would acquire ShopKo, constituted a “superior proposal” as defined in the Badger Merger Agreement. The acquisition by SKO Group Holding would be effected by the merger of SKO Acquisition Corp. (“SKO Acquisition”), a wholly owned subsidiary of SKO Group Holding, with and into ShopKo, with ShopKo continuing as the surviving corporation in the merger (the

“SKO merger”). Thereafter, on October 18, 2005, ShopKo terminated the Badger Merger Agreement in accordance with its terms and paid Badger Retail Holding, Inc. a termination fee of $13.5 million (the “Badger Termination Fee”).
On October 18, 2005, based on the unanimous recommendation of a special committee of independent directors, the Company’s Board of Directors approved and the Company entered into a merger agreement with SKO Group Holding and SKO Acquisition which was amended by Amendment No. 1 dated as of October 18, 2005 and Amendment No. 2 dated as of October 28, 2005 (the “SKO Merger Agreement”). If the SKO merger is completed, the Company’s stockholders will be entitled to receive $29.00 in cash for each outstanding share of the Company’s common stock, plus an increase in the per share price at the rate of 6% per annum each day beginning on December 15, 2005 through and including the closing date of the SKO merger. At a special meeting of the stockholders of the Company scheduled for December 23, 2005, the Company’s stockholders will be asked to vote on approval of the SKO Merger Agreement. In order to complete the SKO merger, stockholders holding a majority of shares of the Company’s common stock outstanding on November 4, 2005, the record date for the Special Meeting, must vote for the approval of the SKO Merger Agreement. In addition to stockholder approval, the SKO merger is subject to customary conditions to closing, but is not subject to any financing condition.
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
G. Long-Term Debt
On June 30, 2005, the Company commenced an offer to purchase for cash any and all of its outstanding Senior Unsecured Notes (the “Offer”) in connection with the Badger Merger Agreement. The SKO Merger Agreement requires the Company to continue the Offer subject to certain terms and conditions. Holders who tender their Senior Unsecured Notes are deemed to consent to certain proposed amendments to the indenture governing the Senior Unsecured Notes, which will eliminate substantially all of the restricted covenants and certain events of default in the indenture. As of August 16, 2005, holders of a majority in principal amount of the Senior Unsecured Notes had tendered their Senior Unsecured Notes into the Offer and provided the requisite consents to amend the indenture governing the Senior Unsecured Notes. The Company executed a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture governing the Senior Unsecured Notes.
While the consummation of the Offer is subject to specified conditions, including the consummation of the Badger Merger, the Company announced November 10, 2005 that it intends to waive such condition upon the consummation of the SKO Merger. Subsequently, the Company supplemented the Offer to reflect the terms of the SKO Merger Agreement and to disclose the filing of the lawsuit described below. The Offer is scheduled to expire on December 23, 2005 at 9:30 a.m., New York City time, unless further extended or earlier terminated by the Company. The SKO Merger is currently scheduled to close in the Company’s fourth fiscal quarter.
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
H. Litigation
     Following the Company’s April 8, 2005 announcement that it had signed the Badger merger agreement, six putative class action lawsuits challenging the proposed merger were filed in Circuit Court for Brown County, Wisconsin. These six lawsuits were consolidated under the caption In re ShopKo Shareholder Litigation, Case No. 05-CV-677, and the Company, each member of the Company’s board of directors and Goldner Hawn were named as defendants. The consolidated compliant alleges, among other things, that the Company and its directors breached their fiduciary duties to the Company’s shareholders by negotiating the Badger merger at a price that the plaintiffs allege to be inadequate, by supporting the Badger merger rather than effecting a recapitalization and by failing to disclose all material information concerning the Badger merger agreement, the transactions contemplated thereby and the background of and reasons for the Badger merger. In addition, the consolidated complaint alleges that Goldner Hawn aided and abetted the directors’ breach of their fiduciary duties. The consolidated complaint sought, among other relief, rescission of the Badger merger, an injunction requiring disclosure of all material information and preventing completion of the Badger merger, and compensatory damages. On August 16, 2005 the plaintiffs filed a motion seeking a preliminary injunction. The hearing on the motion was held on September 1 and September 2, 2005. Following oral argument, the court denied the plaintiffs’ motion, which would have allowed the Company’s shareholders to vote on the Badger merger had the Badger merger not been later terminated in favor of the SKO merger.
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

PART II — OTHER INFORMATION
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

SHOPKO STORES, INC. (Registrant)

Date: December 15, 2005	By:	/s/ Brian W. Bender

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